Form 10QSB
period 1996-12-31
US MEDICAL SYSTEMS INC
filed 1997-02-11
CIK 898770

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------
                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________to ____________.

                                            Commission File Number:
                                            0-22390
                                            ------------------------

                           U.S. MEDICAL SYSTEMS, INC.
                           --------------------------


Delaware                                    68-0206382
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7600 Burnet Road, Suite 350, Austin, TX     78757
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code. . . . . . . .(512) 795-0440

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X      NO
                                  -------       ------

Number of shares outstanding of the issuer's common stock, as of December 31, 1996: 2,332,023

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.

                                     INDEX



PART I             FINANCIAL INFORMATION                                  PAGE
--------------------------------------------------------------            ----

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets -
         December 31, l996 and June 30, 1996                               3

         Unaudited Condensed Consolidated Statements of
         Operations - For the three months ended
         December 31, l996 and December 31, 1995                           4

         Unaudited Condensed Consolidated Statements of
         Operations - For the six months ended December 31, 1996
         And December 31, 1995                                             5

         Unaudited Condensed Consolidated Statements of
         Cash Flows - For the six months ended
         December 31, l996 and December 31, 1995                           6

         Notes to the Unaudited Condensed Consolidated
         Financial Statements                                              7

Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                              9

PART II.                OTHER INFORMATION
--------------------------------------------------------------

Item 1-4.                                                                  13

Item 5-6.                                                                  14

      Signature                                                            14

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                           U.S. MEDICAL SYSTEMS, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                     DECEMBER 31,             JUNE 30,
                                                                        1996                    1996
                                                                     ------------            ----------
ASSETS
Current Assets
 Cash                                                                $  235,742              $   22,014
 Accounts receivable, net allowance for doubtful accounts
    and returns of $5,000                                                37,141                  67,479
 Inventory                                                               56,130                 111,043
 Prepaid expenses                                                         7,583                   7,720
                                                                     ----------              ----------
                   TOTAL CURRENT ASSETS                                 336,596                 208,256

Other Assets
 Property and equipment, net                                             20,179                  25,346
 Intangible assets, net                                                  85,349                 141,796
                                                                     ----------              ----------
                    TOTAL OTHER ASSETS                                  105,528                 167,142

                                                                     ----------              ----------
                       TOTAL ASSETS                                  $  442,124              $  375,398
                                                                     ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                                    $   91,599              $   53,174
 Accrued liabilities                                                    240,625                 114,724
 Current portion of long-term debt due to stockholders                   49,500                 796,950
                                                                     ----------              ----------
                TOTAL CURRENT LIABILITIES                               381,724                 964,848

                                                                     ----------              ----------
                    TOTAL LIABILITIES                                   381,724                 964,848
                                                                     ----------              ----------

Stockholders' Equity
 Common stock, 20,000,000 shares authorized, $ .01 par
 value, 2,332,023 issued and outstanding                                 23,320                 117,246
 Additional paid-in capital                                           6,773,901               5,826,636
 Accumulated deficit                                                 (6,736,821)             (6,533,332)
                                                                     ----------              ----------
                TOTAL STOCKHOLDERS' EQUITY                               60,400                (589,450)

           TOTAL LIABILITIES AND STOCKHOLDERS'                       ----------              ----------
                          EQUITY                                     $  442,124              $  375,398
                                                                     ==========              ==========

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


                                                     For the three months           For the three months
                                                      ended December 31              ended December 31
                                                           1996                           1995
                                                     --------------------           --------------------
Net Sales                                               $  112,898                       $ 173,913
Cost of sales                                              (58,220)                        (34,975)
                                                        ----------                       ---------
            GROSS PROFIT                                    54,678                         138,938

Costs and expenses
 General and administrative                                 90,202                          72,327
 Selling and marketing                                      30,536                          20,852
 Research and development                                      667                          31,041
 Depreciation and amortization                              40,369                          45,438
                                                        ----------                       ---------
       TOTAL COST AND EXPENSES                             161,774                         169,658

                                                        ----------                       ---------
        LOSS FROM OPERATIONS                              (107,096)                        (30,720)

Other income (expense)
 Interest income                                               386                             406
 Interest expense                                           (7,878)                        (19,923)
 Miscellaneous income (expense), net                         8,242                          (1,935)
                                                        ----------                       ---------
    TOTAL OTHER INCOME (EXPENSE)                               750                         (21,452)

                                                        ----------                       ---------
              NET LOSS                                  $ (106,346)                      $ (52,172)
                                                        ==========                       =========

Net income (loss) per share                             $    (0.08)                      $   (0.01)
                                                        ==========                       =========

Weighted average shares outstanding                      1,372,578                       8,509,000

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


                                                     For the six months             For the six months
                                                      ended December 31              ended December 31
                                                           1996                           1995
                                                     ------------------             ------------------
Net Sales                                               $  216,266                      $  269,337
Cost of sales                                             (131,754)                       (114,953)
                                                        ----------                      ----------
            GROSS PROFIT                                    84,512                         154,884

Costs and expenses
 General and administrative                                164,931                         190,915
 Selling and marketing                                      38,805                          95,058
 Research and development                                    7,015                          99,489
 Depreciation and amortization                              60,976                          92,099
                                                        ----------                      ----------
      TOTAL COSTS AND EXPENSES                             271,727                         477,561

                                                        ----------                      ----------
        LOSS FROM OPERATIONS                              (187,215)                       (322,677)

Other income (expense)
 Interest income                                               614                           1,919
 Interest expense                                          (28,482)                        (39,846)
 Miscellaneous income (expense), net                        11,594                          (5,179)
                                                        ----------                      ----------
    TOTAL OTHER INCOME (EXPENSE)                           (16,294)                        (43,106)

                                                        ----------                      ----------
              NET LOSS                                  $ (203,489)                     $ (365,783)
                                                        ==========                      ==========

Net income (loss) per share                             $    (0.15)                     $    (0.04)

Weighted average shares outstanding                      1,294,085                       8,509,140

                           U.S. MEDICAL SYSTEMS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the six months        For the six months
                                                                   ended December 31         ended December 31
                                                                        1996                      1995
                                                                   ------------------        ------------------
Cash flows from operating activities
Net Loss                                                              $(203,489)                $(365,783)
Adjustments to reconcile net loss to net cash used for
 operating activities:
 Provision for bad debts and returns
 Depreciation and amortization                                           60,976                    61,551
 Loss on disposition of excess equipment                                    638
 Changes in assets and liabilities
    Accounts receivable                                                  30,338                    20,044
    Inventories                                                          54,913                     3,811
    Prepaid expenses and other assets                                       137                    26,036
    Accounts payable and accrued liabilities                             56,940                         -
                                                                      ---------                 ---------

        Net cash used for operating activities                              453                  (254,174)
                                                                      ---------                 ---------

Cash flows from investing activities:
 Proceeds from sales of furniture and equipment                               -                    59,257

                                                                      ---------                 ---------

 Net cash provided by (used for) investing activities                         -                    59,257
                                                                      ---------                 ---------

Cash flows from financing activities:
 Additional paid in capital                                                   -                    59,400
 Proceeds from issuance of common stock                                       -                       600
 Private Placement shareholders' investment                             213,275                         -
                                                                      ---------                 ---------

      Net cash provided by financing activities                         213,275                    60,000
                                                                      ---------                 ---------

Increase in cash                                                        213,728                  (134,917)

Cash and cash equivalents at beginning of year                           22,014                   194,969
                                                                      ---------                 ---------

Cash and cash equivalents at beginning of year                        $ 235,742                 $  60,052
                                                                      =========                 =========

Supplemental non-cash financing activities:
  The following occurred in December 1996.
       1. 3,177,325 shares of common stock held in escrow were canceled
       2. A one-for-seven reverse split of common stock was completed.
       3. 1,110,983 shares of common stock were issued in exchange for notes payable totaling $747,450 and accrued interest totaling $105,889.

U.S. MEDICAL SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    ORGANIZATION

      U.S. MEDICAL SYSTEMS, INC. (the "Company"), (formally Medical Polymers, Inc.), through its wholly-owned subsidiary U.S. Medical, Inc., develops, produces and markets products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental health care industry.

      The Company's current cash resources have not been sufficient to support the Company's current debt interest payments and extensive consumer promotion of existing products. As such, the Company is focusing its strategy on the Miracle Grip(R) and PDS(R) Clean products. Due to the extensive capital requirements for consumer advertising, the Company will curb new product launches in 1997 and only market its two revenue producing products. The Company completed a restructuring and $853,000 of its long term debt was converted to equity in this reporting period.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of December 31, l996, and the results of the Company's operations and its cash flows for the three months and six months ended December 31, l996 and l995. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A-1 filed on September 19, 1996.

3.    INVENTORIES

      At December 31, 1995 and 1996, inventories consisted primarily of finished products, work in progress and raw chemicals. The balance of inventory consisted of packaging materials for Miracle Grip(R).

4.    LONG TERM DEBT

      The Company completed a private placement of 10% subordinated debt with warrants to existing shareholders on March 1, 1995 for $805,000. This private placement included one stock purchase warrant exercisable for approximately 2.9 shares of $.01 par value Common Stock of the Company for every $1.00 of principal. One cent of each dollar invested was attributed to the purchase of the warrants and $0.99 was attributed to the notes. The warrants were exercisable at any time after September 1, 1995 until February 27, 2000 at an exercise price of $0.15 per share of common stock, subject to adjustment. Terms of debt were 10% interest only to be paid March 1, 1996; 10% interest and one-half of the principal to be paid March 1, 1997; and 10% interest and the balance of the principal was to be paid March 1, 1998. The amount of the proceeds attributable to the warrants ($8,050) was recorded as a discount to debt (to be amortized over the life of the debt) and an increase to additional paid-in capital. Offering expenses of $35,000 were incurred and recorded as an intangible asset in the financial statements. However, the remaining unamortized offering expense of $21,000 were written off in December 1996, when the debt was converted to equity. These expenses were being amortized over the life of the debt. On November 19, 1996, stockholders approved a reorganization plan which converted $853,000 of the principle and interest of this debt to equity. On December 17, 1,110,983 shares of common stock was issued to satisfy the above debt. Warrants related to this private placement were canceled as part of the reorganization. There is one debt holder remaining which represents $49,500 of principle and approximately $7,600 in interest. The Company is seeking to restructure this debt.

5.    REORGANIZATION PLAN

      In order to address the Company's financial problem and return the Company to a stable financial condition, management, with the approval of the Board of Directors, devised a Reorganization Plan. The Reorganization Plan called for the cancellation of all the indebtedness of the Company to its noteholders through an offer to exchange the outstanding notes for the Company's Common Stock. On June 10, 1996, the Vancouver Stock Exchange indicated that it had no objection to the proposed debt settlement with the noteholders. Written approval was secured by twenty-three of the noteholders. The stockholders approved the debt settlement on November 19, 1996. Stockholders also approved, as part of the reorganization, a consolidation of the Company's shares on a one-for-seven reverse split and approved a change of the name of the Company to U. S. Medical Systems, Inc. Other items the Company took action on as part of the reorganization, which did not require stockholder approval, were: cancellation of 3,177,325 escrowed shares and a private placement which raised approximately $270,900. On December 17, 1996, the Vancouver Stock Exchange approved the reorganization and the company began trading as U.S. Medical Systems, Inc. on the Vancouver Stock Exchange (Symbol: USS) and the NASD Bulletin Board (Symbol:
      USME). On January 22, 1997, the Vancouver Stock Exchange approved the private placement. Since the private placement was not approved until January 1997, $213,275 received in December 1996 from investors in the private placement was recorded as U.S. Medical Systems, Inc. liabilities and included in accrued liabilities in the accompanying financial statements.

6.    NET LOSS PER SHARE

      Net loss per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents (if dilutive) during each period. As required by accounting principles generally accepted in the United States, issued and outstanding shares of common stock which are held in escrow are excluded from the weighted average number of common and common equivalent shares because the release of such shares is contingent upon the Company reaching certain financial goals which have not yet been attained. In this period due to the one for seven reverse split, the weighted averages were recomputed. On December 31, 1996, the weighted average, excluding escrow shares, was 1,294,085 for the six month period and 1,372,578 for the quarter being reported.

ITEM 2.

     This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.
The Company does not intend to update these forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion below analyses changes in the consolidated operating results and financial conditions of the Company during its second quarter of fiscal 1996 and 1997.

GENERAL

The Company experienced an decrease in net sales, increased operating losses and a net loss for the fiscal quarter ended December 31, 1996. Net sales decreased 35% during the second quarter from $174,000 in 1995 to $113,000 in 1996. Operating losses increased 248% from $30,721 in fiscal 1996 to $107,000 in fiscal 1997. Net losses increased 103% from $52,000 in 1995 to $106,300 in 1996. The Company's gross margin decreased to 48.5% in 1996 from 79% in 1995. The decrease in gross margin was due primarily to the reduced sales of the PDS(R) product line in this quarter. Losses are anticipated in 1997 as the Company continues its efforts to obtain increased market acceptance for its Miracle Grip(R) product line.

The decrease in sales for the current period is attributable to the inconsistent sales in PDS(R) line, and dropping the QUITCH(R) line. Likewise, increases in operating losses are related to increases in general and administrative expenses due to the reorganization, special meeting and private placement. Selling expenses were due to the increased promotion costs for Miracle Grip(R). It is expected that overhead expenses should decline in the next period.

The Company continues to seek increases in sales of the Miracle Grip product line through major food and drug chains in the United States. Likewise, the Company has completed a direct mail test in areas of the country where Miracle Grip(R) is not sold and may continue to pursue sales through that channel as well. Strategically, the Company will require additional capital to manufacture and market existing and future products developed internally.

During the period, the Board of Directors completed a reorganization plan to restructure the Company and convert debt to equity. There can be no assurance that the reorganization approved by stockholders in November and by the Vancouver Stock Exchange will ensure financial success. Likewise, there can be no assurance that the Company will be able to sustain operations through 1997, convert its remaining raw materials and packaging inventories into salable products and successfully market its products. At the

Company's annual meeting, stockholders were told that the Company might seek to sell one or all of its existing product lines and seek to acquire an existing company.

The Company has suffered significant net losses, has a substantial accumulated deficit and has generated significant negative cash flows from operations. Marketing and costs to maintain inventory during fiscal 1997 will require significant cash resources. The Company obtained $270,900 in December of 1996 in connection with the private placement of equity and warrants. However, there can be no assurance that the additional cash resources will enable the Company to sustain operations in the next fiscal year, convert its remaining raw materials and packaging inventories into salable products and successfully market its products. In consideration of this, additional financing may be required in order to continue to fund operations. See the discussion under "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Income, expressed as a percentage of revenue:


                                           Three months ended
                                              December 31
                                            1996       1995
                                          -------    -------
NET SALES                                   100.0%     100.0%
COSTS AND EXPENSES
Cost of sales                               (51.5%)    (20.1%)
General and administrative                  (79.9%)    (41.6%)
Selling and marketing                       (26.9%)    (12.0%)
Research and development                      (.7%)    (17.8%)
Depreciation and amortization               (35.8%)    (26.1%)
                                          -------    -------
OPERATING EXPENSES                         (194.9%)   (117.6%)
INCOME (LOSS) from operations               (94.9%)    (17.6%)
Total other income (expense):                 .07%     (12.3%)
                                          -------    -------
NET INCOME (LOSS)                           (94.2%)    (29.9%)
                                          -------    -------

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net sales for the three months ended December 31, l996, decreased 35% to $113,000 from $174,000 for the same period last year. Most sales were related to Miracle Grip(R) consumer product for the retail market which has lower margins, increased cost of goods and higher marketing costs. Sales of the polymer film product line increased 23% from last year's period. Net sales of the discontinued stick technology decreased 62% compared to the corresponding fiscal 1996 period. Sales of the PDS(R) line were flat for this period.

Cost of goods sold as a percentage of net sales increased to 52% from 20% in the fiscal 1996 period. The increase was primarily the result of a shift in mix of sales, with reduced sales in the PDS(R) technology to the film technology products and lower gross margins of products sold in the current period. Gross margins are expected to improve in future quarters with larger manufacturing runs, increased sales in the PDS(R) lines and new techniques to recycle finished polymer film material.

General and administrative expenses increased by $17,875, or 24.7% in the second quarter 1997 period primarily as a result of nonrecurring expenses of approximately $57,000 related to legal, accounting, shareholder communications expenses due to the reorganization, special meeting and private placement in this period. Overhead expenses are expected to be stable in the next quarter. Management plans to continue cost cutting efforts in this area.

The increase of $10,000 or 50% in sales and marketing expenses in the second quarter 1997 period was largely associated with promotional and advertising cost on the Miracle Grip(R) product line. Currently twenty-four brokers representing the Company market the Miracle Grip(R) product. Selected advertising and in-store promotions will continue during fiscal 1997.

Research and development expenses decreased 98% to less than $1,000 in the current period. The decrease was attributed to the substantial completion of the development of the polymer film and stick technologies and the termination of all development fees to NewForm Development Labs

Interest expense decreased 60.5% to $7,878 attributable to the debt conversion of $853,000 of principle and interest. The interest income remained flat in the period. There was an increase of 526% in miscellaneous income due to an insurance refund from the previous fiscal year.

As a result of the above activities, the Company's losses increased from $52,200 in the fiscal 1996 period, or $0.01 per share to $106,300, or $0.08 per share in fiscal 1997's second quarter. The significant increase in loss per share is due to the one for seven reverse split in the period thereby reducing the weighted average number of shares to 1,372,578. If the Company is able to enhance advertising support for Miracle Grip(R) in 1997, management anticipates the sales volumes should increase for the Miracle Grip(R) product line. However, the Company operates in a highly competitive industry with companies that are better established in the market place and have vastly greater resources than the Company. Therefore, there can be no assurances that demand for the Company's Miracle Grip(R) product line will continue to grow.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net sales for the six months ended December 31, 1996 decreased $54,000 or 20% to $216,000 as compared to $270,000 for the same period of the previous year. The decrease in net sales was attributable to reduced purchases of the PDS(R) product line and the discontinuance of the solid stick technology. Sales of Miracle Grip(R) increased by 23% in the period over the second quarter of fiscal 1996.

Costs of goods sold as a percentage of net sales declined to 61% from 43% in the fiscal 1996 period. This increase resulted from the mix of products being manufactured.

General and administrative expenses decreased by $26,000 or 14% to $165,000 in the six month period. This was due primarily to reduced staff throughout the period, reduction of unnecessary office and lab space, the elimination of certain insurance, consulting and advertising services as well as the completion of computer leases. The Company incurred a one time expense of approximately $57,000 for the costs associated with restructuring, special meeting and a private placement. The Company expects that general and administrative expenses will continue to decrease since the Company is currently placing emphasis on cost controls and limiting non-essential spending whenever feasible.

Sales and Marketing expenses also decreased by $56,200 or 69% to $38,800 from $95,000 in the six month period last year. This improvement resulted from the management decision to eliminate the costly master broker arrangement, temporarily hire an experienced sales manager to restructure the national broker force, and reduce broad based national advertising until distribution expands.

Research and development expenses decreased 93% to $7,000 in the six month period. This resulted from the completion of clinical studies, selected stability studies and the completion of development on current and future products with New Form Labs. Costs related to monthly contract services and the leasing of the lab facilities by the Company for New Form Labs ended on October 31, 1995. The Company expects that research and development costs will be minimal through the remainder of fiscal year 1997.

Interest expense decreased to $28,500 attributable to the debt to equity conversion by stockholders from the debt financing of $805,000 on March 1, 1995. The decrease in interest income of $1,200 from the previous six month period last year was a result of less interest bearing investments during the current period due to the operational losses of the Company. The increase in miscellaneous income by $17,000 in the six month period from last year is attributed to a one time refund of insurance premiums from the previous year.

Net losses of $203,500 were down $162,300 or 52% from the corresponding fiscal 1996 six month period. The continued reduction is losses resulted from a steady focus of management cost controls including less expensive manufacturing processes and completion of major R&D work on the stick technology.

LIQUIDITY AND CAPITAL RESOURCES

Working capital deficit at December 31, l996 was $45,128 compared to a deficit in working capital at June 30, 1996 of $756,592. Current ratio was 0.88 from
0.22 at June 30, 1996. The increase in working capital is due to the conversion of $853,000 of the Company's debt to equity and an cash infusion of $270,900 due to the closing of a private placement in the period.

There were no capital expenditures in this period.

Total long term debt outstanding was $57,000, including accrued interest on the debt, at December 31, l996, which was a 94% reduction from the prior quarter. Interest on the remaining debt is being accrued monthly.

The Company completed a reorganization plan which included the conversion $853,000 of debt and interest through November 1, 1996 to equity. This transaction was approved by 23 of the 24 noteholders representing 94% of the Company's outstanding debt. The Company is negotiating to restructure the remaining 6% of the debt.

Management believes the reorganization, including the debt conversion to equity, together with existing cash resources and net proceeds from sales of its products and the completed private placement will be satisfactory to fund operations for the next six to nine months. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all, to fund operations beyond that time frame.

                                    PART II

                               OTHER INFORMATION


ITEM 1        LEGAL PROCEEDINGS
              NONE

ITEM 2        RECENT SALES OF UNREGISTERED SECURITIES

              On December 6, 1996, 541,800 units consisting of one transferable share purchase warrant and one share of Common Stock were sold to current stockholders, directors and noteholders and the Company. Each unit sold at $.50 (US) along with one non-transferable share purchase warrant, two of such warrants entitling the holder to acquire one additional share of Common Stock at a price of $.75
              (US) per share until December 6, 1997 and at a price of $1.00 (US) until December 6, 1998. The Company received $270,900 (US) from this offering less legal, printing and accounting expenses of approximately $25,000.

              Exemption under Securities Act: Section 4(2)., the offering was made exclusively to accredited investors. Total offering was less than $1,000,000.


ITEM 3        CHANGES IN SECURITIES
              DEFAULTS UPON SENIOR SECURITIES

              As reported in the Company's 10KSB/A-1 of September 19, 1996, the Company was in arrears of interest due on a debt obligation of $797,000 in debentures to 24 noteholders issued in February 1995. The Company defaulted on a majority of the interest due under the note arrangement agreement on April 1, 1996. Under a reorganization plan submitted to the stockholders in November 1996, debt and interest of 23 noteholders was converted to equity. In December 1996, $853,000 of principle and interest were exchanged for 1,110,983 post-reorganization shares. The Company is negotiating to restructure approximately $57,000 of outstanding debt remaining.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) Special Meeting of Stockholders was held November 19, 1996.

              (b) Three directors were reelected: Lee Cooke, Dr. Clark Gunderson and Sharri McAnally

              (c) The Company received approval on five items with 9,142,061 shares voting at the Special Meeting on the following:


--------------------------------------------------------------------------------
                                FOR       AGAINST     ABSTAIN     SPOILED
ITEM #1
Directors:
          Lee Cooke          9,018,106       -0-       56,455      67,500
          Clark Gunderson    9,049,406       -0-       25,155      67,500
          Sharri McAnally    9,409,106       -0-       25,155      67,500

--------------------------------------------------------------------------------
                                           FOR          AGAINST        ABSTAIN
--------------------------------------------------------------------------------
ITEM #2
          Amendment for 1:7
          reverse split                 8,780,901       242,626         118,534
ITEM #3
          Name Change to
          U.S. Medical Systems Inc.     8,907,656       226,981           7,424
ITEM #4
          Debt for Equity Exchange      6,793,897       241,531       2,106,633
ITEM #5
          Ratify Auditors               9,109,202        15,000          18,859
--------------------------------------------------------------------------------

ITEM 5          NONE

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                The exhibit listed below is filed as part of this report.

EXHIBIT NUMBER  DESCRIPTION
--------------  -----------

   4.4          Warrant Agreements dated December 6, 1996.


                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U.S. MEDICAL SYSTEMS, INC.
                                         THE REGISTRANT

Date:  February 7, 1997
                                         /s/ SHARRI MCANALLY
                                         ------------------------------------
                                         Sharri McAnally
                                         Corporate Secretary
                                         (an authorized accounting officer on
                                         behalf of the registrant)

                                EXHIBIT INDEX
                                -------------



EXHIBIT NUMBER  DESCRIPTION
--------------  -----------
   4.4          Warrant Agreements dated December 6, 1996

  27            Financial Data Schedule