Form 10QSB
period 1997-03-31
US MEDICAL SYSTEMS INC
filed 1997-04-28
CIK 898770

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from____________ to _____________


Commission File Number:             0-22390
                       ---------------------------------------------------------

                           U.S. MEDICAL SYSTEMS, INC.
                           --------------------------

Delaware                                          68-0206382
----------------------------------------------    --------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
or organization)                                   Identification No.)

7600 Burnet Road, Suite 350, Austin, TX                         78757
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code. . . . . . .  (512) 795-0440

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES      X        NO
                       --------       ---------

Number of shares outstanding of the issuer's common stock, as of March 31, 1997:
2,873,823

                           U.S. MEDICAL SYSTEMS, INC.

                                     INDEX


                  PART I   FINANCIAL INFORMATION                                          PAGE
                  ------------------------------                                          ----
                  Item 1.  Financial Statements

                           Unaudited Condensed Consolidated Balance Sheets -
                           March 31, 1997 and June 30, 1996                               3

                           Unaudited Condensed Consolidated Statements of
                           Operations - For the three months ended
                           March 31, 1997 and March 31, 1996                              4

                           Unaudited Condensed Consolidated Statements of
                           Operations - For the nine months ended March 31, 1997
                           and March 31, 1996                                             5

                           Unaudited Condensed Consolidated Statements of
                           Cash Flows - For the nine months ended March 31, 1997
                           and March 31, 1996                                             6

                           Notes to the Unaudited Condensed Consolidated
                           Financial Statements                                           7

                  Item 2.  Management's Discussion and Analysis of Financial
                           Conditions and Results of Operations                           9

                  PART II. OTHER INFORMATION

                           Signature                                                     13

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           U.S. MEDICAL SYSTEMS, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            March 31        June 30
                                                              1997           1996
                                                           -----------    -----------
ASSETS
Current Assets
  Cash and cash equivalents                                $   181,014    $    22,014
  Accounts receivable                                          174,167         67,479
  Inventory                                                     80,960        111,043
  Prepaid expenses                                               7,028          7,720
                                                           -----------    -----------
                     TOTAL CURRENT ASSETS                      443,169        208,256

Other Assets
  Property and equipment, net                                   17,949         25,346
  Intangible assets, net                                        71,006        141,796
                                                           -----------    -----------
                      TOTAL OTHER ASSETS                        88,955        167,142
                                                           -----------    -----------
                         TOTAL ASSETS                      $   532,124    $   375,398
                                                           ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                         $    39,426    $    53,174
  Accrued liabilities                                           28,435        114,724
  Current portion of long-term debt due to stockholders         49,500        796,950
                                                           -----------    -----------
                   TOTAL CURRENT LIABILITIES                   117,361        964,848
                                                           -----------    -----------

                       TOTAL LIABILITIES                       117,361        964,848
                                                           -----------    -----------

Stockholders' Equity
  Common stock, 20,000,000 shares authorized, $ .01 par
  value, 2,873,823 issued and outstanding March 31, 1997
  and 2,332,023 issued and outstanding June 30, 1996            28,738        117,246
  Additional paid-in capital                                 7,039,383      5,826,636
  Accumulated deficit                                       (6,653,358)    (6,533,332)
                                                           -----------    -----------
                  TOTAL STOCKHOLDERS' EQUITY                   414,763       (589,450)

              TOTAL LIABILITIES AND STOCKHOLDERS'
                                                           -----------    -----------
                            EQUITY                         $   532,124    $   375,398
                                                           ===========    ===========


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


                                               For the three months  For the three months
                                                  ended March 31      ended March 31
                                                       1997                 1996
                                                 ----------------    ----------------
Net Sales                                        $        218,889    $        163,725
Cost of sales                                             (63,962)            (95,868)
                                                 ----------------    ----------------
                         GROSS PROFIT                     154,927              67,857

Costs and expenses
  General and administrative                               56,307              45,715
  Selling and marketing                                      (802)             11,566
  Research and development                                    874              (3,963)
  Depreciation and amortization                            16,573              43,626
                                                 ----------------    ----------------
                    TOTAL COST AND EXPENSES                72,952              96,944

                                                 ----------------    ----------------
                 PROFIT (LOSS) FROM OPERATIONS             81,975             (29,087)

Other income (expense)
  Interest income                                           2,140                 832
  Interest expense                                         (1,238)            (19,923)
  Miscellaneous income (expense), net                         586                 294
                                                 ----------------    ----------------
                 TOTAL OTHER INCOME (EXPENSE)               1,488             (18,797)

                                                 ----------------    ----------------
                       NET PROFIT (LOSS)         $         83,463    $        (47,884)
                                                 ================    ================

Net income (loss) per share                      $           0.03    $          (0.01)
                                                 ================    ================

Weighted average shares outstanding                     2,741,954           8,509,140


        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


                                               For the nine months   For the nine months
                                                 ended March 31        ended March 31
                                                     1997                 1996
                                                -----------------    -----------------
Net Sales                                       $         435,156    $         433,562
Cost of sales                                            (195,717)            (210,821)
                                                -----------------    -----------------
                         GROSS PROFIT                     239,439              222,741

Costs and expenses
  General and administrative                              221,239              263,987
  Selling and marketing                                    38,002               92,580
  Research and development                                  7,890               82,245
  Depreciation and amortization                            77,549              135,725
                                                -----------------    -----------------
                   TOTAL COSTS AND EXPENSES               344,680              574,538

                                                -----------------    -----------------
                     LOSS FROM OPERATIONS                (105,241)            (351,797)

Other income (expense)
  Interest income                                           2,755                2,751
  Interest expense                                        (29,720)             (59,769)
  Miscellaneous income (expense), net                      12,180               (4,885)
                                                -----------------    -----------------
                 TOTAL OTHER INCOME (EXPENSE)             (14,785)             (61,903)

                                                -----------------    -----------------
                           NET LOSS             $        (120,026)   $        (413,700)
                                                =================    =================


Net income (loss) per share                     $           (0.07)   $           (0.05)
                                                =================    =================

Weighted average shares outstanding                     1,765,608            8,509,140



        The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the nine months   For the nine months
                                                                 ended March 31        ended March 31
                                                                      1997                 1996
                                                                 ----------------    ----------------
Cash flows from operating activities
Net Loss                                                         $       (120,026)   $       (413,700)
Adjustments to reconcile net loss to net cash used for
   operating activities:
     Depreciation and amortization                                         77,549             104,266
     Loss on disposition of excess equipment                                  638
     Changes in assets and liabilities
          Accounts receivable                                            (106,688)             60,614
          Inventories                                                      30,083              70,882
          Prepaid expenses and other assets                                   692               2,606
          Accounts payable and accrued liabilities                          5,852             (42,930)
                                                                 ----------------    ----------------

            Net cash used for operating activities                       (111,900)           (218,262)
                                                                 ----------------    ----------------

Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                          --                62,439

                                                                 ----------------    ----------------

     Net cash provided by (used for) investing activities                                      62,439
                                                                 ----------------    ----------------

Cash flows from financing activities:
     Additional paid in capital                                              --                59,400
     Proceeds from issuance of common stock                                  --                   600
     Private Placement shareholders' investment                           270,900                --
                                                                 ----------------    ----------------

           Net cash provided by financing activities                      270,900              60,000
                                                                 ----------------    ----------------

Increase (decrease) in cash                                               159,000             (95,823)

Cash and cash equivalents at beginning of year                             22,014             194,969
                                                                 ----------------    ----------------


Cash and cash equivalents at end of period                       $        181,014    $         99,146
                                                                 ================    ================


Supplemental non-cash financing activities:
  The following occurred in December 1996
         1. 3,177,325 shares of common stock held in escrow were canceled
         2. A one-for-seven reverse split of common stock was completed
         3. 1,110,983 shares of common stock were issued in exchange for notes payable totaling $747,450 and accrued interest totaling $105,889



        The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. MEDICAL SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS


1.       ORGANIZATION

         U.S. MEDICAL SYSTEMS, INC. (the "Company"), (formally Medical Polymers Technologies, Inc.), through its wholly-owned subsidiary U.S. Medical, Inc., develops, produces and markets products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental health care industry.

         The Company's current cash resources have not been sufficient to support the Company's current debt interest payments and extensive consumer promotion of existing products. As such, the Company is focusing its strategy on the Miracle Grip(R) and PDS(R) Clean products. Due to the extensive capital requirements for consumer advertising, the Company will curb new product launches in 1997 and only market its two revenue producing products. In December 1996, the Company completed a restructuring and $853,000 of its long term debt was converted to equity.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1997, and the results of the Company's operations and its cash flows for the three months and nine months ended March 31, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A-1 filed on September 19, 1996.

3.       INVENTORIES

         At March 31, 1997 and June 30, 1996, inventories consisted primarily of finished products, work in progress and raw chemicals. The balance of inventory consisted of packaging materials for Miracle Grip(R).

4.       LONG TERM DEBT

         The Company completed a private placement of 10% subordinated debt with warrants to existing shareholders on March 1, 1995 for $805,000. This private placement included one stock purchase warrant exercisable for approximately 2.9 shares of $.01 par value Common Stock of the Company for every $1.00 of principal. One cent of each dollar invested was attributed to the purchase of the warrants and $0.99 was attributed to the notes. The warrants were exercisable at any time after September 1, 1995 until February 27, 2000 at an exercise price of $0.15 per share of common stock, subject to adjustment. Terms of debt were 10% interest only to be paid March 1, 1996; 10% interest and one-half of the principal to be paid March 1, 1997; and 10% interest and the balance of the principal was to be paid March 1, 1998. The amount of the proceeds attributable to the warrants ($8,050) was recorded as a discount to debt (to be amortized over the life of the debt) and an increase to additional paid-in capital. Offering expenses of $35,000 were incurred and recorded as an intangible asset in the financial statements. However, the remaining unamortized offering expense of $21,000 were written off in December 1996, when the debt was converted to equity. These expenses were being amortized over the life of the debt. On November 19, 1996, stockholders approved a reorganization plan which converted $853,000 of the principle and interest of this debt to equity. On December 17, 1,110,983 shares of common stock was issued to satisfy the above debt. Warrants related to this private placement were canceled as part of the reorganization. There is one debt holder remaining which represents $49,500 of principle and approximately $9,075 in interest. The Company is seeking to restructure this debt.

5.       REORGANIZATION PLAN

         In order to address the Company's financial problem and return the Company to a stable financial condition, management, with the approval of the Board of Directors, devised a Reorganization Plan. The Reorganization Plan called for the cancellation of all the indebtedness of the Company to its noteholders through an offer to exchange the outstanding notes for the Company's Common Stock. On June 10, 1996, the Vancouver Stock Exchange indicated that it had no objection to the proposed debt settlement with the noteholders. Written approval was secured by twenty-three of the noteholders. The stockholders approved the debt settlement on November 19, 1996. Stockholders also approved, as part of the reorganization, a consolidation of the Company's shares on a one-for-seven reverse split and approved a change of the name of the Company to U. S. Medical Systems, Inc. Other items the Company took action on as part of the reorganization, which did not require stockholder approval, were: cancellation of 3,177,325 escrowed shares and a private placement which raised approximately $270,900. On December 17, 1996, the Vancouver Stock Exchange approved the reorganization and the company began trading as U.S. Medical Systems, Inc. on the Vancouver Stock Exchange (Symbol: USS) and the NASD Bulletin Board (Symbol: USME). On January 22, 1997, the Vancouver Stock Exchange approved the private placement. Since the private placement was not approved until January 1997, $213,275 received in December 1996 from investors in the private placement was recorded as U.S. Medical Systems, Inc. liabilities and included in accrued liabilities in the December 31, 1996 financial statements. An additional $57,625 was received in this reporting period and 541,800 shares of common stock were issued in January 1997.

6.       NET INCOME (LOSS) PER SHARE

         Net (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents (if dilutive) during each period. As required by accounting principles generally accepted in the United States, issued and outstanding shares of common stock which are held in escrow are excluded from the weighted average number of common and common equivalent shares because the release of such shares is contingent upon the Company reaching certain financial goals which have not yet been attained. In this period due to the one for seven reverse split in the last period, the weighted averages were recomputed. On March 31, 1997, the weighted average, excluding escrow shares, was 1,765,608 for the nine month period and 2,741,954 for the quarter being reported.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial conditions of the Company during its third quarter of fiscal 1996 and 1997 and the nine month period ended March 31, 1996 and 1997.

GENERAL

The Company experienced an increase in net sales, a profit from operation and a profit for the fiscal quarter ended March 31, 1997. Net sales increased 33.7% during the third quarter from $163,725 in 1996 to $218,889 in 1997. Operating profits increased 335% from a loss of $29,087 in fiscal 1996 to a profit $81,975 in fiscal 1997 third quarter. Net profit increased 274% from a loss of $47,884 in 1996 to a profit of $83,463 for the reporting quarter. The Company's gross margin increased to 70.7% in 1997 from 41.4% in 1996. The increase in gross margin was due primarily to the increased sales of the PDS(R) product line in this quarter. Losses are anticipated in 1997 as the Company continues its efforts to obtain increased market acceptance for its Miracle Grip(R) product line, and expand the PDS(R) line to other markets.

The increase in sales for the current period is attributable to the sales in PDS(R) line. Likewise, increases in operating profits are related to the increase in sales and to decreases in overall expenses. It is expected that overhead expenses should be stable in the next period.

The Company continues to seek increases in sales of the Miracle Grip(R) product line through major food and drug chains in the United States. Likewise, the Company has completed a direct mail test in areas of the country where Miracle Grip(R) is not sold and may continue to pursue sales through that channel as well. Strategically, the Company will require additional capital to manufacture and market existing and future products developed internally.

During the previous period, the Board of Directors completed a reorganization plan to restructure the Company and convert debt to equity. There can be no assurance that the reorganization approved by stockholders in November and by the Vancouver Stock Exchange will ensure financial success. Likewise, there can be no assurance that the Company will be able to sustain operations through 1997, convert its remaining raw materials and packaging inventories into salable products and successfully market its products. At the Company's annual meeting, stockholders were told that the Company might seek to sell one or all of its existing product lines and seek to acquire an existing company.

The Company has suffered significant net losses, has a substantial accumulated deficit and has generated significant negative cash flows from operations. Marketing and costs to maintain inventory during fiscal 1997 will require significant cash resources. The Company obtained $270,900 in December 1996 and January 1997 in connection with the private placement of equity and warrants. However, there can be no assurance that the additional cash resources will enable the Company to sustain operations in the next fiscal year, convert its remaining raw materials and packaging inventories into salable products and successfully market its products. In consideration of this, additional financing may be required in order to continue to fund operations. See the discussion under "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Income, expressed as a percentage of revenue:

                                           Three months ended       Nine months ended
                                                March 31               March 31
                                            1997        1996        1997       1996
------------------------------------------------------------------------------------
NET SALES                                  100.0%      100.0%      100.0%      100.0%
COSTS AND EXPENSES
Cost of sales                              (29.2%)     (58.6%)     (45.0%)     (48.6%)
General and administrative                 (25.7%)     (27.9%)     (50.9%)     (60.9%)
Selling and marketing                       0.04%       (7.1%)      (8.7%)     (21.4%)
Research and development                   (0.04%)       2.4%       (1.8%)     (19.0%)
Depreciation and amortization               (7.6%)     (26.6%)     (17.8%)     (31.3%)
                                         -------------------------------------------
OPERATING EXPENSES                         (62.5%)    (117.7%)    (124.2%)    (181.1%)

INCOME (LOSS) from operations               37.5%      (17.8%)     (24.2%)     (81.1%)

Total other income (expense):                0.6%      (11.5%)      (3.4%)     (14.3%)

NET INCOME (LOSS)                           38.1%      (29.3%)     (27.6%)     (95.4%)
=====================================================================================

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net sales for the three months ended March 31, 1997, increased 33.7% to $218,889 from $163,725 for the same period last year. Approximately two-thirds of the 1997 sales were related to PDS(R) Clean product for the dental market which has higher margins, lower cost of goods and lower marketing costs. Sales of the polymer film product line decreased 31% from last year's period. This was due to the loss of the Walgreens account due to slower than expected sales in their stores. Net sales of the discontinued stick technology decreased 83% compared to the corresponding fiscal 1996 period. Sales of the PDS(R) line were up in this period.

Cost of goods sold as a percentage of net sales decreased to 29.2% from 58.6% in the fiscal 1996 period. The decrease was primarily the result of a shift in mix of sales, with increased sales in the PDS(R) technology compared to the film technology product and higher gross margins of products sold in the current period. Gross margins are expected to fluctuate in future quarters with mixed sales between the polymer film technology and the PDS(R) line.

General and administrative expenses increased by $10,592, or 23.2% in the third quarter 1997 period compared to the 1996 period primarily as a result of nonrecurring expenses of approximately $25,000 related to legal, accounting, shareholder communications expenses due to the reorganization and an adjustment in vacation accrual. Overhead expenses are expected to be stable in the next quarter. Management plans to continue cost cutting efforts in this area.

The decrease of over $12,000 or 106.9% in sales and marketing expenses in the third quarter 1997 period was largely associated with a credit of promotional and advertising cost on the Miracle Grip(R) product line from the previous quarter. Currently sixteen brokers representing the Company market the Miracle Grip(R) product. Selected advertising and in-store promotions will continue during fiscal 1997.

Research and development expenses increased to less than $1,000 in the current period. The increase was attributed to consulting fees to NewForm Development Labs.

Interest expense decreased to $1,238 attributable to the debt conversion of $853,000 of principle and interest. The interest income increased 257% in the period due to the equity raised in the last period. There was an increase of in miscellaneous income due to a refund on product liability insurance from an overpayment in fiscal 1996.

As a result of the above activities, the Company's losses decreased from $47,884 in the fiscal 1996 period, or $0.01 per share to a profit of $83,463, or $0.03 per share in fiscal 1997's third quarter. If the Company is able to enhance advertising support for Miracle Grip(R) in 1997, management anticipates the sales volumes should grow for the Miracle Grip(R) product line. However, the Company operates in a highly competitive industry with companies that are better established in the market place and have vastly greater resources than the Company. Therefore, there can be no assurances that demand for the Company's Miracle Grip(R) product line will continue to grow.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1997 AND 1996

Net sales for the nine months ended March 31, 1997 were flat at $435,156 as compared to $433,562 for the same period of the previous year. The flat sales were attributable to reduced purchases of the QUITCH(R) products due to the discontinuance of the solid stick technology. Sales of Miracle Grip(R) increased by 19% over the fiscal 1996 nine month period.

Costs of goods sold as a percentage of net sales declined to 45.0% from 48.6% in the fiscal 1996 period. This increase resulted from increased PDS(R) products being manufactured in the third quarter.

General and administrative expenses decreased by $42,749 or 16.2% to $221,239 in the nine month period. This was due primarily to reduced staff in the period. The Company is currently contracting all accounting and market support services. The Company expects that general and administrative expenses will stabilize since the Company is currently placing emphasis on cost controls and limiting non-essential spending whenever feasible. However, efforts to acquire a company will effect these expense areas.

Sales and Marketing expenses also decreased by $54,578 or 59% to $38,002 from $92,580 in the nine month period last year. This continued decrease resulted from the management decision to eliminate the costly master broker arrangement, and reduce broad based national advertising until distribution expands.

Research and development expenses decreased 90.4% to $7,890 in the nine month period. This resulted from the completion of clinical studies and stability studies and the completion of development on current and future products with NewForm Labs. The Company expects that research and development costs will be minimal through the remainder of fiscal year 1997.

Interest expense decreased to $29,720 attributable to the debt to equity conversion by stockholders from the debt financing of $805,000 on March 1, 1995. The stabilization in interest income of $2,755 from the previous nine month period last year was a result of more interest bearing investments during the current period due to the increased cash infusion from the private placement in the last period. The increase in miscellaneous income by $12,180 in the nine month period from last year is attributed to a refund on product liability insurance from fiscal 1996.

Net losses of $120,026 were down $293,674 or 71.0% from the corresponding fiscal 1996 nine month period. The continued reduction is losses resulted from increased strength in product sales and the steady focus of management at cost controls including less expensive manufacturing processes.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1997 was $325,808 compared to a deficit in working capital at June 30, 1996 of $756,592. Current ratio was 3.78 from 0.22 at June 30, 1996. The increase in working capital is due to the conversion of $853,000 of the Company's debt to equity and an cash infusion of $270,900 due to the closing of a private placement in the period, as well as a profitable third quarter.

There were no capital expenditures in this period.

Total long term debt outstanding was $49,500, not including accrued interest on the debt, at March 31, 1997 of $9,075, which was a 94% reduction from the first quarter. Interest on the remaining debt is being accrued monthly.

In December 1996, the Company completed a reorganization plan which included the conversion $853,000 of debt and interest through November 1, 1996 to equity. This transaction was approved by 23 of the 24 noteholders representing 94% of the Company's outstanding debt. The Company is negotiating to restructure the remaining 6% of the debt.

Management believes the reorganization, including the debt conversion to equity, together with existing cash resources and net proceeds from sales of its products and the completed private placement will be satisfactory to fund operations for the next six to nine months. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all, to fund operations beyond that time frame. Currently, management is reviewing a number of acquisition opportunities however, there are no immediate opportunities to present to the stockholders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  U.S. MEDICAL SYSTEMS, INC.
                                                  THE REGISTRANT

Date:  April 29,1997
                                                  /s/ SHARRI MCANALLY
                                                  -----------------------------
                                                  Sharri McAnally
                                                  Corporate Secretary

         (an authorized accounting officer on behalf of the registrant)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION
------           -----------
27               Financial Data Schedule