Form 10KSB
period 1997-06-30
US MEDICAL SYSTEMS INC
filed 1997-09-29
CIK 898770

                                  FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to
         __________________.

                        Commission File Number: 0-22390

                           U.S. MEDICAL SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                               68-0206382
---------------------------------------------              --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


7600 Burnet Road, Suite 350, Austin, Texas                         78757
---------------------------------------------               -------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number                  (512) 458-3335

Securities Registered under 12(g) of the Exchange Act:      Title of Each Class
                                                            -------------------
                                                            Common Stock, $0.01
                                                            Par Value


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X                         NO
                    --------                        -------
Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [ X]

Issuer's revenues for most recent fiscal year:     $455,000

Aggregate market value of the voting stock held by non-affiliates computed by
the closing stock price on August 19, 1997:        $1,436,911

Number of shares outstanding of the issuer's Capital Stock as of August 25, 1997: 2,873,823

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy statement for Annual Meeting of Stockholders to be held on December 10, 1997, are incorporated by reference in
Part III hereof.

The discussion in this document contains analysis or trends and other forward looking statements within the meaning of Section of 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve management assumptions and are subject to risks and uncertainties, including those discussed under "Business-Risk Factors" below.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         U.S. Medical Systems, Inc. develops, produces and markets polymer-based products targeted at professional markets (dental, medical, laboratory and veterinary) and the consumer over-the-counter (OTC) markets. The Company's first professional market offering was the PDS(R) product line that was introduced in the Spring of 1993 and represented the Company's first commercialized technology. Through June 30, 1997, sales of PDS(R) products and its new OTC products had exceeded an aggregate of $2.7 million in revenue and had been generated primarily from the domestic market.

         The Company's primary focus is on unique applications of specific polymers to create niche products for the consumer OTC, professional and pharmaceutical markets. The optimization of such product technologies requires a sound understanding of polymer chemistry, as well as basic knowledge of the physical and chemical properties of the other ingredients in the formulation. Over the last five years, the Company has developed, for commercial use, eleven products using its polymer technology. Four of these products are related to the PDS(R) product line and seven are related to the Company's polymer film and solid wax stick delivery systems.

         In fiscal 1994, two additional technologies which led to the polymer film and solid wax stick delivery systems, were announced as being under development by the Company for the consumer market. The first commercialized product was the OTC healthcare product Miracle Grip(R) -Advanced Denture Adhesive Seal. This product was test launched in Canada in September 1994 and was introduced throughout Canada in January 1995. A United States roll-out with specific food and drug store chains began in May 1995 and the product is currently in approximately 2,000 stores at September 1997.

         The polymer film product represents a functional change in product technology, delivery and benefits as compared to existing products. This product consists of a thin, polymer film which has little to no taste and does not contain the grittiness of existing powders and pastes. Management believes that the product has the potential to expand the market by attracting non-users who have elected not to use denture adhesives because of negative qualities of existing products.

         To distribute the consumer products, the Company assembled a national network of forty-six retail brokers serving the drug, food and mass merchandise outlets. After a two year trial, the Company has elected to retain 8 brokers from the original group.

         The initial commercial product of the Company, PDS Clean(TM), was introduced in March 1993 under the brand name LIFECYCLE(TM). It is distributed in North America by Midwest Dental (a division of DENSPLY International), a leading dental handpiece manufacturer. The LIFECYCLE(TM) Brand (including Air Station and Spray Guards) was targeted to 75,000 dental offices (approximately 63% of the U.S. professional dental market). In the spring of 1996 Midwest Dental repackaged this product as a cleaner only under the name MIDWEST PLUS(TM) and are marketing it to 65,000 dentists in the U.S. and Canada. This effort to expand the product package continues into the fall of 1997 by Midwest Dental.

         PDS(R) Clean was formulated to improve dental handpiece performance by removing blood, oil residue and other debris as a preliminary step to the sterilization process. The product is oil-free, non-toxic and non-flammable. Because of Midwest Dental's re-introduction of its own lubricant product, Spray-a-Day(R), North American sales of PDS(R) Clean will likely be limited to less than $300,000 annually. The Company also offers PDS(R) Concentrate and PDS(R) UltraClean for use in the dental and veterinary markets. These two products continue to be reviewed and evaluated by major universities.

         In fiscal 1998, the Company plans to focus its strategy on the Miracle Grip(R) and the PDS(R) Clean product for the dental and veterinary markets. Due to the extensive capital requirements for consumer advertising, the Company has curbed new product launches and only markets the two revenue producing products mentioned above. Contemplated for 1998 is an Internet site for marketing.

         Management is currently evaluating opportunities for additional revenue, which may be unrelated to the current products marketed by the Company, however, there are no specific matters to present to the Board of Directors or stockholders at this time.

THE REORGANIZATION PLAN APPROVAL

         The Board of Directors of the Company determined in late March of 1996 that the Company did not have sufficient cash flow to meet its debt obligation of $797,000 in debentures issued to 24 noteholders in February 1995. Therefore a reorganization was approved by the stockholders in November 1996 and regulatory agencies in December 1996.

         The reorganization plan of 1996 included a one-for-seven reverse stock split, authorization to cancel 3,177,325 escrow shares and authorization to issue 1,110,983 post consolidation shares to settle outstanding debt. Under the reorganization in December 1996, the new capitalization was 2,237,470 common shares. As part of the reorganization, the Company began trading on the NASD Bulletin Board (SYMBOL: USME) and the Vancouver Stock Exchange (SYMBOL: USS) as U.S. Medical Systems, Inc. In January 1997, 550,000 shares were issued through a private placement to generate working capital for due diligence processes on products and projects of merit. The investors received non-transferable share purchase warrants to purchase up to an additional 275,000 shares for a period of two years at a price of $0.75 per share if exercised in the first year and $1.00 per share if exercised in the second year.

BUSINESS STRATEGY

         Since 1992, the Company has focused on the following goals:

         * Development of polymer-based products that can fill market niches in the professional markets (medical, dental and veterinary), over-the-counter consumer and pharmaceutical markets providing attractive gross profit margins.

         * Development of strategic alliances with manufacturers and/or distributors with proven market acceptance of their products, established distribution channels and the ability to introduce new and innovative products.

         * Maintenance of a minimal sales staff by using the sales channels of strategic partners or broker networks which are well established.

         * Development of product lines with gross margins sufficient to allow contract manufacturing so that the Company could avoid building extensive fixed assets for manufacturing.

         In line with these goals, the Company's initial efforts from 1992 to 1994 centered on the infection control area for the professional dental community. This was in response to increasing concern regarding the possibility of cross-infection between patients. The subsequent move to heat sterilization of dental tools resulted in a need for alternate sterilization techniques as well as products compatible with heat sterilization. The Company's original concept was to provide a cleaner/sterilant, PDS(R) Steril, for professional dental use. However, given the extensive biological testing and regulatory studies required, the Company developed PDS(R) Clean as its initial entry into this market. This strategy allowed the Company to generate near-term revenues from PDS(R) Clean while seeking the best partner to share in the development and regulatory effort of PDS(R) Steril. In 1995, it was determined from extensive non-biological testing that the concepts for the PDS(R) Steril would not provide the competitive advantage sought and the Company discontinued product development.

         This initial polymer strategy however, enhanced the development of the Company's over-the-counter consumer products technologies. Utilizing advertising agencies, contract manufacturers and consumer products brokers and distributors, the Company launched new products without an initial increase in its labor requirements. The denture adhesive seal, the hydrocortisone, and diphenhydramine sticks were niche products serving attractive markets with nothing comparable to their delivery features in each product category. After thirty months of market and revenue experience, management continues to direct all Company resources to the Miracle Grip(R) and PDS(R) Clean products. There can be no assurances that this strategy will be successful.

         Currently, the Company has an arrangement to manufacture its principal film product with NewForm Development Laboratories, Inc. ("NewForm") through fiscal 1998. There can be no assurance that the Company would be able to manufacture its principal film products without the assistance of NewForm. See "Risk Factors."

PRODUCTS

         PRODUCTS FOR THE OVER-THE-COUNTER CONSUMER DRUG PRODUCTS MARKET

         The OTC consumer products market is estimated by Information Resources Inc. (IRI) to be $46 billion, representing 49 defined categories. Consumers purchase these products for first-aid, oral hygiene, pain relief and comfort, relief of symptoms from cough, cold, allergies and hygiene and health protection. The Company entered the OTC market in Canada during the Fall of 1994, with the denture product and throughout North America in the Spring of 1995. According to IRI, the denture products category realized $472 million in 1996 retail sales. Both of these categories have been experiencing a growth rate of approximately 4% over the last several years.

         The Company is competing in the OTC healthcare and drug delivery markets which, according to FIND/SVP, Inc. (a product research company), should continue to expand over the next several years as prescription drugs continue to become available over the counter. The Company will concentrate its efforts on the market expansion of its two commercial product lines, using its proprietary polymer technologies.

By selecting these products with above average profitability, Management plans to avoid the competitive price pressures normally associated with established, maturing products.

         POLYMER FILM PRODUCTS

         DENTURE ADHESIVES. Miracle Grip(R) denture adhesive seal was introduced into test markets in British Columbia and Ontario, Canada during September 1994 under agreement with the largest Canadian consumer products distributor (Bathurst Sales) and two of the five largest Canadian drug chains (Big V Pharmacies and London Drug). This polymer film seal is paper thin and shaped so as to conveniently fit the upper and lower dentures. When water is applied to the seal it becomes tacky and provides a long lasting seal between the denture and the gums. Expansion to the other key drug chains in Canada began in February 1995. This introduction program for Canada started with presentations to key accounts in November 1994, and initially resulted in an order in December 1994 from Shoppers Drug Mart, the largest chain in Canada with 692 stores. As of August 1997, the product was stocked in approximately 800 stores throughout all nine Canadian provinces.

         The Company launched an initial test program of Miracle Grip(R) into a large regional grocery chain in Texas in January of 1995 and initiated a U.S. roll-out of the product in May of 1995. As of September 1997, the product was being offered in approximately 1,800 stores in the United States. The United States has over 50 million denture wearers, approximately 80% of which do not routinely use an adhesive product according to market surveys. The 20% of the market using an adhesive product purchased over $225,000,000 of powders and pastes in 1996. This market has held steady over the last 3-5 years experiencing 3-5% dollar volume growth per year.

         The denture adhesive category is marked by stable prices and a discrete, consistent base of users. Because denture adhesives are not prone to promotion-based marketing, the products generally maintain their profit margin. While improvements in dental care have occurred, the Company's research indicates that periodontal disease is still prevalent in the United States. Thus, it is anticipated that there will continue to be a stable population of denture wearers for many years.

         With only 20% of denture wearers routinely using adhesives, there is the potential for increasing the category size itself. Thus, denture adhesives present opportunities not only to build business among current users, but to attract new users into the category. Management believes that Miracle Grip(R) has the potential to expand the category because it offers new product technology and product benefits.

         The untapped market potential is also the subject of competitive activity. During the last three years, key denture adhesive brands have initiated activities focused on attracting non-users and former users into the category. The Company believes this activity will help attract attention to the category and help in the overall market expansion.

         The market's current products tend to have a greasy, oily taste. In addition, the current products tend to be either gritty or ooze between the gum line and the denture during use. This unpleasant experience may have caused many denture wearers to abandon current products and rely on muscle control for denture stability. The Company believes these reasons contribute to non-users rejecting the existing products.

         Miracle Grip(R) provides an alternative to existing products. Miracle Grip(R) is a virtually tasteless seal. It lies on the denture and through hydration of the polymers forms a seal between the gum line and the denture for long lasting hold. Thus, Management believes, based on clinical and consumer performance research, as well as initial consumer reaction in 1995-96, Miracle Grip(R) reduces the negative attributes associated with current products. This is the basis for Management's opinion of the product's potential for category expansion.

         Two clinical research studies conducted at a California research hospital support the conclusion that the product provides long lasting hold. The studies also evaluated consumer user perception on product performance. After a 30-day use period, consumers rated key product attributes and gave favorable reactions as to ease of use, not affecting taste of food, not gritty and hold. While these studies were not exhaustive and there is no assurance of the product's ultimate acceptance in the marketplace, these results form the basis of Management's contention that Miracle Grip(R) can provide substantial advances and benefits compared to existing products.

         Miracle Grip(R) received FDA authorization to market under a 510(k) equivalency determination in April 1994. See "Risk Factors."

         MANUFACTURING & MATERIALS. The process the Company uses to extrude the denture adhesive film is complex and proprietary to the Company. To satisfy market demand the Company has a manufacturing arrangement with NewForm to produce the film. Once the film is manufactured, it is then sent to a third party for die-cutting into the required denture shapes and packaged for shipment to the retail trade.

         The primary raw materials for the film products are available from major U.S. suppliers of raw material to the pharmaceutical industry. The Company is confident that sufficient quantities of the required raw materials are available from these suppliers to fulfill its anticipated product demand for the foreseeable future.

         COMPETITION. The denture adhesive market is very competitive and dominated by well capitalized companies with products having significant brand loyalty. Foremost of these is Procter & Gamble which, according to Towne-Oller (a market research firm), had approximately 51% of the market in 1995 with their Fixodent(R) and Fasteeth(R) products. Block Drug had 16% of the 1995 market with Poli-Grip(R) and Wernet(R). No other product or company represented more than a 10% share. To compete with these companies, Medical Polymers is distributing its product through a national network of 8 brokers and sales representatives, who sell to retail drug, food and discount chains.

         In the last thirty months, two companies have introduced pre-cut dentures adhesives to the U.S. market. EndSlip(R) by EndSlips Products Co. and SecureO by Butler Dental do not appear to be successful in competing with Miracle Grip(R). The only other product, SEABOND(R) by Combe which was introduced in 1969, has successfully achieved a strong foothold in the market with an 8% share.

         MARKETING STRATEGY. Management plans to stimulate purchases by offering highly visible local and regional promotion on the internet linked to senior citizen publications to demonstrate the benefits of this delivery system compared to existing alternatives. In addition, because the delivery system for this denture adhesive is unlike existing products, management believes that product packaging geared to highlighting these differences will stimulate the initial interest necessary to warrant purchases of the product. By focusing the consumer's attention on the distinctive features of this product on the world wide web, Management believes it will be able to penetrate the market with the objective of gaining acceptance among both non-users and users currently purchasing other manufacturer's existing products. In a 1996 survey of 2,000 customers through a Walgreen's promotion, over 82% of the respondents indicated that they would repurchase Miracle Grip(R) and 24% of those were non-users of denture adhesive products. These local and regional ads, targeted to seniors, will seek to enhance consumer awareness by tagging the names of specific drug and food stores to give consumers a location for purchasing the product.

         The Company's customers include regional food and drug chains in the United States and Canada. As of September 1997, approximately 1,800 chain outlets in the United States and 800 chain outlets in Canada, representing 6 drug or food chains, were offering Miracle Grip(R) denture adhesives. In Canada, 61% of the outlets of that nation's largest drug chain -- Shoppers Drug Mart -- carried the product as of August 1997. Albertson's, the United States' fourth largest food chain began carrying the product in March 1996.

         The Company's objective is to sustain the number of retail outlets stocking Miracle Grip(R) with the goal of adding 1,000 outlets through the end of fiscal year 1998.

         The Company is encouraged by ten quarters of revenue growth from reorders by these retail chains of the Miracle Grip(R) product. However, the future growth of the product and revenue to the Company will be dictated by the limited capital the Company has for consumer awareness advertising in fiscal 1998. In the last two quarters, two major chains, Walgreens and Revco discontinued the product, thereby creating the first revenue reductions after ten quarters of growth.

         In July 1996, the Company began a direct mail test program with the Miracle Grip(R) product. Early response has met management's expectation and the Company is evaluating a larger direct mail program, especially to geographic regions of the country where the product is not available through retail stores. In 1998, this effort will be to market the product on the world wide web with the address www.miraclegrip.com.

         PDS(R) PRODUCT LINE

         The PDS(R) product line of cleaners consists of: PDS(R) Clean, PDS(R) Clean Concentrate, PDS(R) UltraClean and PDS(R) Disinfect. PDS(R) Clean is an oil-free solution for the cleaning of dental, medical and veterinary handpieces. PDS(R) Clean Concentrate is a product extension of PDS(R) Clean, specifically formulated to allow dilution with water. PDS(R) UltraClean is a multi-purpose extension of PDS(R) Clean specially formulated for use in ultrasonic cleaners. PDS(R) Disinfect is a hard surface disinfectant designed for the medical and veterinary hand-piece markets. All four products have the unique features of the PDS(R) technology.

         Because of modest sales in 1996 of the PDS(R) product line, the Company determined to devote its resources to the development, manufacturing and marketing of PDS(R) Clean only. The Company expects that sales of this product line will not exceed $300,000 per year for the foreseeable future.

         The Company believes that its products compete effectively as a cleaner in the dental and veterinary markets. However, these markets are highly fragmented and management believes that domestic demand for this segment of the market is limited compared to the markets for the Company's Miracle Grip(R) product.

         MANUFACTURING & MATERIALS. PDS(R) products are manufactured under contract by DPT Laboratories and shipped directly to our customers from its San Antonio facilities. All ingredients for the Company's products are available from multiple suppliers under normal lead times for chemical supplies. Principal suppliers include ARCO Chemical, Stepan, Eastman-Kodak, PPG Industries, Texaco Chemical, and Union Carbide.

         MARKETING STRATEGY. Except for meeting the demands of existing customers, management anticipates that its efforts will be limited to developing alliances and bulk distribution agreements with distributors in the dental and veterinary markets who will directly commercialize the PDS(R) products to their existing markets under their private labels. This marketing strategy is dictated by the relatively small size of the individual markets for the PDS(R) product line which will have to compete by focusing on niche markets for specialty maintenance products. See "Risk Factors."

GOVERNMENT REGULATION

GENERAL

         The research, testing, manufacturing and sale of the Company's present and proposed products are regulated in the United States by the FDA. The FDA and other countries' government agencies, in varying degrees, require mandatory validation and safety and efficacy submissions before allowing the manufacture and marketing of a human healthcare product. After FDA marketing authorization is obtained, product labeling requirements, reporting obligations, and regulations governing manufacturing and marketing activities must be followed.

         The process of seeking and obtaining FDA authorization to market a new product takes a number of months or years and may require substantial funding. The Company has received marketing authorization from the FDA under the Section 510(k) notification procedure for PDS(R) Clean, PDS(R) UltraClean and Miracle Grip(R).

         Some products, such as those for veterinary applications, require no FDA submissions or associated testing costs. At the other extreme are chemical germicides for use on medical devices which require both EPA and FDA reviews, and an estimated $1,000,000 or more in costs associated with testing such products to meet data requirements.

PRODUCT MANUFACTURER/DISTRIBUTION REQUIREMENTS

         Federal regulations, such as FDA's Good Manufacturing Practices (GMP), continue to govern the manufacture of the products. In addition, state regulations may apply to the manufacture of pharmaceuticals or medical devices. The FDA can audit a facility at any time without notice based on the appropriate current regulations. The audits include a review of the facility, procedures involved with the manufacture and distribution of regulated products. The Company has invested its resources in technology and, pursuant to its strategy to minimize its capital costs relies solely on third-party contract manufacturers to produce its products. Manufacturers are audited by the Company for compliance with all FDA regulations. Since 1992, the FDA has conducted four visits to the Company's offices in Austin with no problems noted. In the Spring of 1996, the FDA also visited NewForm with no problems noted.

         The Company is also subject to regulation by the Occupational Safety and Health Administration (OSHA) and other regulatory statutes, and may in the future be subject to other federal, state or local regulations which govern working conditions and environmental protection responsibilities. Either or both OSHA and the EPA may promulgate regulations concerning biomedical technologies that may affect the Company's research and development programs. The Company believes that its procedures enable it to be in compliance with environmental protection laws and regulations and has never been involved in any environmental proceeding. The Company is unable to predict whether any agency will adopt any regulation which would have a material adverse effect on the Company's operations. See "Risk Factors."

RESEARCH AND DEVELOPMENT

         In keeping with the Company's strategy of limiting its overhead structure, all research and development efforts through September 30, 1995 were undertaken through specific contracts with scientific groups that are well known to Management. The Company has experts available from both the aerospace advanced materials and the pharmaceutical industries. This combination of talents fostered the Company's original product lines, and the continued cross-fertilization of these groups has resulted in the contribution of new product ideas. As of October 1, 1995, the Company terminated all new research and development to focus on the market expansion of its Miracle Grip(R) and PDS(R) Clean technologies.

TECHNICAL SUPPORT MEMBERS

         In order to access scientific expertise without the overhead costs associated with a full in-house research staff, the Company assembled a Technical Support Group to assist in areas, including but not limited to, chemical formulations, drug delivery, safety testing, new product testing and the formation of strategic alliances with pharmaceutical, medical and dental companies. Members of the Technical Support Group are also called on from time to time to assess strategic product and technology acquisitions. The Technical Support Group includes the following individuals:

THOMAS G. GERDING, PH.D., is President of NewForm and a past Director of the Drug Dynamics Institute of the University of Texas at Austin. He retired in 1988 as Vice President and Director of Research and Development, Quality Assurance and Engineering for Johnson & Johnson Products, Inc. after 11 years of service. Dr. Gerding is the founder and chief executive officer of NewForm, which is under agreement with the Company for product manufacturing. At Johnson & Johnson, Dr. Gerding was directly responsible for all technical and scientific operations. The main product categories under Dr. Gerding's supervision were consumer and professional wound care, dental care, dermatology and orthopedics. Prior to joining Johnson & Johnson, Dr. Gerding served as the Vice President of Research and Development at Calgon Consumer Products, a division of Merck and Company, for seven years. His responsibilities at Calgon included new product development and product improvement for over-the-counter medicines, bath products and household products. In addition to his involvement with Johnson & Johnson and Calgon, Dr. Gerding held similar positions with Sterling-Winthrop Research Institute, Glenbrook Laboratories and Pitman-Moore (a division of Dow Chemical). He brings more than 30 years experience in the pharmaceutical, consumer and professional dental, consumer package goods and medical and dental device industries. Dr. Gerding has directed the development of more than 200 products to the marketplace, and his knowledge of regulatory affairs and the new product introduction process, as well as his strategic acquisition experience, are valuable assets to the Company. Dr. Gerding received his Ph.D. in Pharmacy from Purdue University, and is a member of numerous professional associations, including the American Association of Pharmaceutical Scientists, the American Chemical Society, and the Nonprescription Drug Manufacturers Association.

HAZEN J. BARON, D.D.S., PH.D., an investor in NewForm and an active consultant to the Company, assists Dr. Gerding in NewForm's research and development efforts. Dr. Baron has considerable expertise in bringing a wide variety of products to market, particularly in the professional and consumer dental area. From 1989 to 1991 Dr. Baron was the Director of Oral Care Research and Development at Johnson & Johnson Consumer Products. From 1987 to 1989, he served as Vice President of Research and Development at Johnson & Johnson Dental Care Company. From 1980 to 1987, Dr. Baron was Director of Dental Research and Development for Johnson & Johnson Products, Inc. From 1964 to 1980, Dr. Baron held a variety of positions within Warner Lambert, most recently Director of Scientific Affairs, Modular Denture Division. Dr. Baron received his Ph.D. in Oral Pathology from Northwestern University Graduate School and his D.D.S. from Northwestern University Dental School.

PATENTS AND TRADEMARKS

         The Company's success will depend, in part, on its ability to develop and market new products, obtain and/or license patents, protect trade secrets, and operate without infringing on the proprietary rights of others. During fiscal year 1995, the Company secured three U.S. patents. In fiscal 1996, the Company was notified by the U.S. Patent Office with a notice of allowance for claims on its stick technology, in two separate patent applications.

         The Company's first-issued patent, Patent No. 5,326,492, issued on July 5, 1994, (the '492 Patent), pertains to "Disinfectant Mixture Containing Water Soluble Lubricating and Cleansing Agents and Methods" directed to compositions for sterilization, disinfecting, cleaning, and lubricating medical and dental devices. The patent was filed on November 18, 1991 by Mr. Robert H. Hodam, Jr. and the U.S. Patent and Trademark Office has named Mr. Hodam and Dr. Marvin Gold as joint inventors of the '492 Patent. On September 20, 1994 the U.S. Patent and Trademark Office issued the Company's second patent, U.S. Patent No. 5,348,678 (the '678 Patent) bearing the same name, but directed to a more specific composition of products that the Company currently is marketing or developing. This '678 Patent matured from a patent application that was filed in November 1992 by Dr. Gold and Mr. Hodam. Both Dr. Gold and Mr. Hodam have assigned all their right, title, and interest in the technology relating to both the '492 Patent and the '678 Patent to the Company, in return for up to an aggregate of $300,000 per year in royalties (calculated at 5% of gross sales and revenue attributable to the technology) for up to 20 years.

         The Company's third patent, U.S. Patent No. 5,342,617, issued on August 30, 1994, pertains to "Water-Based Human Tissue Lubricant" directed to compositions for lubricating body tissues. This patent matured from a continuation of a continuation-in-part of a patent application filed on December 3, 1990, by Dr. Marvin H. Gold. On March 30, 1992, Dr. Gold assigned all his right, title, and interest in the invention relating to this patent application to the Company. As consideration for the assignment of Dr. Gold's interest in the patent, Dr. Gold will receive royalties equal to 5% of the gross sales and revenues derived from the sale, lease, use or other marketing of products derived from the technology related to the patent for the longer of 20 years or the life of the patent, not to exceed $300,000 per year.

         The Company's fourth patent, U.S. Patent No., 5,597,849 issued January 28, 1997, pertains to a wide range of topical drugs, including analgesics, anti-inflammatory drugs, anesthetics, antibiotics and antifungal agents. The invention relates to the delivery of these therapeutic agents to the skin and various mucosal surfaces of the body.

         The Company's fifth patent, U.S. Patent No. 5,622,993, issued April 22, 1997, pertains to "STICK FORMULATION FOR TOPICAL DRUG DELIVERY OF THERAPEUTIC AGENTS AND USES". Dr. James W. McGinity, Roland Bodmeier and NewForm Labs have assigned all their rights, title and interest in such technology in return for 4% of net sales.

         The names PDS(R), PDS(R) Disinfect, PDS(R) Clean, PDS(R) UltraClean, SOLID RELIEF(R), and Miracle Grip(R) and their variations are the common law trademarks of the Company. In Canada, the Company has received registered trademarks on Miracle Grip(R) and Sure Bite as well as Solid Relief. The PDS(R) trademark was registered in the U.S. on August 15, 1995 and SOLID RELIEF(R) was registered August 27, 1996. BIS-45(R) was registered on July 30, 1991. On November 19, 1996, Miracle Grip(R) was registered in the U.S. Patent and Trademark office, No. 2,018,144.

         The Company believes that its products in the market, trademarks or other proprietary rights do not infringe the intellectual property rights of third parties. However, there can be no assurance that competitors, developers or other third parties will not assert infringement or royalty claims against the Company. See "Risk Factors."

RISK FACTORS

         This Annual Report on Form 10-KSB for the period ended June 30, 1997 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which may be identified by the use of forward-looking terminology such as "will," "anticipates," "believes", "goals," "plans," or "continues," or comparable terminology that describes risk and uncertainties and that are qualified in their entirety by cautionary language set forth in this Form 10-KSB and other documents filed with the Securities and Exchange commission. Since the Company is early in revenue development due to the recent commercial introduction of its products, Stockholders and prospective investors are advised of each of the following facts regarding the Company.

         REORGANIZATION; GOING CONCERN. The Company's independent accountants have indicated that they question the Company's ability to continue as a going concern. Despite the reorganization and additional capital funds there can be no assurance these actions will enable the Company to continue throughout fiscal 1998. See Note C of the notes to the Company's Consolidated Financial Statements contained herein.

         HISTORY OF OPERATING LOSSES. At June 30, 1997, the Company has an accumulated deficit of $6,807,000. The Company has been principally focused on product and market development since the acquisition of Medical Polymers, Inc. in 1992. To date, the Company has realized substantial operating losses and negative cash flows from operating activities as a result of limited sales activity and significant expenses associated with its efforts in product research and development. The Company requires financial resources to convert existing inventories into finished salable products and to continue its marketing efforts to increase market awareness and acceptance of its products. Management believes net proceeds from sales of its products will be satisfactory to fund operations of the Company for the next six to nine months. There can be no assurance that this cash flow will be of the level necessary to sustain the Company past this period, convert its raw materials and packaging inventories into salable products and successfully market its products. In consideration of this, additional financing may be required in order to continue to fund operations. However, there can be no assurance that additional financing will be available.

         DEPENDENCE ON NEW/LIMITED PRODUCTS.       The Company has developed
three lines of products from three polymer technologies. OTC products which were introduced to the market in fiscal 1995/96 are novel and different in presentation from the established products the Company seeks to compete against. Management believes that these products provide value-added benefits that do not exist with current products. Consumer acceptance, however, will be determined by the Company's ability to place the product with additional retail outlets and to convince the consumer to try a new product via the internet. Accordingly, the Company's future success is dependent upon the ability to create critical consumer awareness advertising with very limited capital. The Company's initial product in the PDS(R) line, PDS(R) Clean, is being marketed only as an adjunct to the heat sterilization process for dental handpieces. Prospective sales of PDS(R) Clean are not expected to exceed $300,000 annually. Three other PDS(R) products have also been developed but have not been commercialized in 1996. The Company withdrew the stick technology which provided 12% of the Company's revenue in fiscal 1996.

         INTELLECTUAL PROPERTY. The success of the Company depends largely on its ability to protect its proprietary products and technology. The Company received two patents on solid stick formulations in fiscal 1997. The Company has received three United States patents on its PDS(R) technology. The Company can make no assurance that the patent protection will fully protect its new product technologies, in which event the Company would seek to preserve the confidentiality of the formulations to the extent practicable. However, even with patent protection it is possible the Company's current (and future) product formulations could be "reverse engineered" by competitors, allowing such competitors to market similar products. There can be no assurance that any patent, even when issued, will provide adequate protection for the technology or products it covers. In addition, the process of obtaining and maintaining patent protection can be extremely costly and time consuming, as is the pursuit of an infringement claim.

         TECHNOLOGICAL CHANGE. There are many companies conducting research and development activities on polymer delivery systems and products, many of which are competitive with those being offered or developed by the Company. Some of these companies have substantially greater financial resources and market recognition than the Company. The Company believes the industry interest in investigating the potential of polymer delivery systems will continue and may accelerate as the techniques that permit the development of polymer delivery systems become more widely understood. The Company can give no assurance that its competitors will not succeed in developing products based on polymer delivery systems or other technologies that are more effective than any which have been developed by the Company or which might render the Company's technology and products obsolete.

         DEPENDENCE ON KEY PERSONNEL. The success of the Company will be largely dependent on the personal efforts of Lee Cooke, its Chairman, President and Chief Executive Officer. The loss of Mr. Cooke would likely have a material adverse effect on the Company. The Company believes its future success will also depend in large part upon its ability to attract and retain the services of highly skilled business personnel. There can be no assurance that the Company will be successful in attracting or retaining such personnel.

         DEPENDENCE ON KEY CONTRACTORS. As part of the Company's business strategy it has chosen to rely heavily on outside contractors rather than commit its financial resources to the equipment and other infrastructure necessary for competitive manufacturing, research and development and marketing facilities. The success of the Company is largely dependent upon these outside contractors, and most significantly upon the manufacturing assistance of Dr. Thomas G. Gerding of NewForm Development Laboratories, Inc. In addition, the Company has retained a group of manufacturing representatives and brokers to sell and support its OTC products to drug, food and mass merchandise chains. Most of these agreements are based on direct commission plans. While the broker network is directed and managed by U.S. Medical Systems, the brokers are independent contractors who also sell other companies' products. The continued growth of the Company's distribution capabilities is dependent on maintaining a qualified, motivated group of brokers, but there can be no assurance that the Company will be able to command the attention necessary to the sustained growth of the products.

         SECURITIES MARKET FACTORS. Of its 2,873,823 shares currently outstanding, 1,215,591 are freely tradable in the public markets. However, since it began trading on the NASD OTC Bulletin Board, the Company's Common Stocks traded on average approximately 29,000 shares per month and has averaged approximately 31,000 shares per month over the last year on the Vancouver Stock Exchange. The Company's Common Stock may be delisted from the NASD Bulletin Board and/or the Vancouver Stock Exchange for failure to comply with certain policies concerning the minimum asset requirement. Upon any effective date of delisting, shares will no longer trade on either/or both of these exchanges. Due to the relatively low trading volume, there have been periods of extreme volatility in the market for the Common

Stock, especially since July 1996. The lack of a significant public float which was brought about with the reorganization may also limit the ability of stockholders to liquidate their investment in a timely fashion.

         REGULATORY MATTERS. The Company's products are subject to government regulation by state, federal and foreign regulatory agencies. The Company's products are regulated in the United States by the Food and Drug Administration ("FDA"). PDS(R) Disinfect also requires registration with the Environmental Protection Agency ("EPA"). However, since this product was not being commercialized the EPA registration was not renewed in April 1997. The process of obtaining regulatory approvals is costly and time consuming, with no assurance that necessary approvals can be obtained on a timely basis, if at all. Even after regulatory clearances, averse side effects, if serious, could result in suspension of existing clearances. The FDA also has the authority to regulate manufacturing and marketing after product clearance. The cost of compliance can be significant, and no assurance can be given that the Company will have the resources necessary to assure continued compliance.

LIABILITY INSURANCE

         U.S. Medical Systems' business exposes it to the potential liability which is inherent in the production of medical devices and OTC consumer products. Although the Company makes every effort to maintain strict quality control programs and carries product liability insurance of $2,000,000 per occurrence, it cannot be fully protected from potential liability in this area by any reasonable amount of insurance. Additionally, as the Company grows and continues to bring new products to the market, there can be no assurance that the Company's product liability insurance can be increased, renewed or renewed at a rate comparable to that now being paid by the Company.

HUMAN RESOURCES

         As of August 1997, the Company had one full-time employee and two part- time employees. One of these individuals is engaged in product development, manufacturing and sales, one in administration and finance, and one in sales and marketing. The Company's employees are not covered by a collective bargaining agreement. The Company currently maintains medical and dental benefits for all full time employees.

GLOSSARY

# 510(K) - A pre-market notification form filed with the FDA in order to be able to market a medical device based on a similar device already legally being sold in the market

#   BIOMEDICAL - Encompassing both the sciences of medicine and biology

# CLINICAL - Denoting the symptoms and causes of a disease, as distinguished from the laboratory findings of anatomical changes

# DISINFECTANT - Capable of destroying or inhibiting the growth activity of some, but not necessarily all, pathogenic microorganisms

#   EPA - Environmental Protection Agency

#   FDA - Food and Drug Administration

# GLUTARALDEHYDE - A chemical germicide for disinfection and sterilization of instruments or equipment

#   OTC - Over-The-Counter, non-prescription drugs and other consumer products

#   OTC - Monograph FDA approved chemicals and substances for OTC products

#   PATHOGEN - Any virus, microorganism, or other substance causing disease

# POLYMER - A naturally occurring or synthetic substance consisting of giant molecules formed from smaller molecules of the same substance and often having a definite arrangement of the components of the giant molecules

# STERILANT - Capable of destroying all living microorganisms, including bacterial spores

# SKU - Stock keeping unit, a term used for inventory management by the retail trade. A SKU represents one type or size of product.

# AHA - Alpha-Hydroxy Acids which could include one or more of the glycolic, lactic, tartanic, citric, malic, mandelic, pyruvic or benzelic acids


ITEM 2. PROPERTY

         The Company currently leases 1,299 square feet of office space in Austin, Texas on a month-to-month basis. The annual rental rate is $15.00 per square foot. The Company anticipates it will continue to reside in this facility through January 1998 and beyond.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending litigation and is not aware of any proceeding that a governmental authority is contemplating.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
         MATTERS

         MARKET INFORMATION. On June 8, 1992, the Common Stock traded on the Vancouver Stock Exchange ("VSE") under the symbol "MPS." From February 12, 1992 to June 8, 1992 the Company had voluntarily suspended trading on the VSE to facilitate the acquisition of MPI and to consummate an equity financing. As of February 2, 1994, the Company has traded on the NASD OTC Bulletin Board under the symbol "MPTI." Since December 19, 1996, the Company has traded on the U.S. Exchange under the symbol "USME." and the Common Stock has traded on the Vancouver Stock Exchange under the symbol "USS." The Company's Common Stock has averaged approximately 31,000 shares traded per month on the VSE and 29,000 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices at the VSE, for each quarter within the last two fiscal years.

                                                       COMMON STOCK (1)
      FISCAL YEAR ENDED JUNE 30, 1996                                 HIGH                  LOW
      First Quarter                                                  $0.60                $0.20
      Second Quarter                                                 $0.15                $0.03
      Third Quarter                                                  $0.16                $0.06
      Fourth Quarter                                                 $0.24                $0.12

      FISCAL YEAR ENDED JUNE 30, 1997
      First Quarter                                                  $1.31                $0.65
      Second Quarter                                                 $1.12               $0.375
      Third Quarter                                                  $2.75               $0.375
      Fourth Quarter                                                $0.875               $0.375

      FISCAL YEAR ENDED JUNE 30, 1998
      First Quarter through August 19, 1997)                         $0.50                $0.44

         (1) The conversion rate used to calculate the above U.S. prices from the VSE closing trades is 1.36 Canadian dollars to 1.00 U.S. dollar during fiscal 1996, $1.38 Canadian dollars to 1.00 U.S. dollars during fiscal 1997 and $1.38 U.S. dollar during fiscal 1998.

         STOCKHOLDERS. At September 7, 1996, there were 2,873,823 shares of Common Stock that could be traded in these markets. They were held by 209 holders of record. The last reported sale of the Common Stock on August 19, 1997, was $0.70 (CDN) per share (approximately $0.50 U.S.).

         DIVIDEND POLICY. The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any such dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the consolidated financial condition and results of operations of the Company for fiscal 1996 and 1997. It should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto contained herein.

GENERAL

         The Company experienced decrease in net sales, decreased operating losses and a net loss for the fiscal year ended June 30, 1997. Net sales decreased 9.72% during fiscal 1997 from $504,000 in 1996 to $455,000 in 1997 principally the result of the discontinuation of the stick technology products during 1996. Operating losses decreased 69% from $838,000 in 1996 to $256,000 in 1997. Net losses decreased 70% from $917,000 in 1996 to $273,000 in 1997.
The Company's results from operations and liquidity in 1997 were affected by the expenses associated with the retail OTC pharmaceutical markets of Miracle Grip(R), including market development, packaging, manufacturing and inventory. The Company's gross margin increased to 50.5% in 1997 from 14.9 in 1996. The increase in gross margin was due primarily to the lack of an extraordinary one time write off of stick technology product inventory in 1996 and increased PDS(R) sales. Losses are expected into 1998 as the Company continues its efforts to obtain increased market acceptance.

         The Company has suffered significant net losses, has a substantial accumulated deficit and has generated significant negative cash flows from operations. Marketing and costs to maintain inventory during 1997 have required significant cash resources. As a result, the Company obtained a net proceeds of $270,900 in January of 1997 in connection with the private placement. However, there can be no assurance that the 1996 reorganization and additional financing will enable the Company to sustain operations in the next fiscal year, convert its remaining raw materials and packaging inventories into salable products and successfully market its products. In consideration of this, additional financing may be required in order to continue to fund operations. See "Liquidity and Capital Resources".

RESULTS OF OPERATIONS

         The following table sets forth, from the periods indicated, certain items from the Company's Consolidated Statements of Operations, expressed as a percentage of net sales:

                                                     YEAR ENDED JUNE 30
                                                  1997               1996
         NET SALES                               100.0%             100.0%
         COST OF SALES                            49.5               85.1
         GROSS PROFIT                             50.5               14.9
         COSTS AND EXPENSES:
                 SELLING & MARKETING               7.0               36.1
                 GENERAL & ADMINISTRATIVE         66.6               80.0
                 RESEARCH & DEVELOPMENT            -                 13.3
                 DEPRECIATION & AMORTIZATION      33.2               51.8
                 TOTAL OPERATING EXPENSE         106.8              181.2
         OPERATING LOSS                          (56.3)            (166.3)
         OTHER EXPENSES, NET                      (3.7)             (15.7)
         NET LOSS                                (60.0)            (182.0)

FISCAL 1997 COMPARED TO FISCAL 1996

         Revenue decreased to $455,000 from $504,000 in 1996 as a result of the decline in sales in retail outlets of the Company's Miracle Grip(R) product and the termination of the stick technology products. The relaunch of the PDS(R) Clean product in the North American dental market as the cleaner part of a maintenance kit for dental handpieces was key to the preventing further revenue decline. This relaunched product represents 44% of the 1997 revenue.

         Sales of the denture adhesive in the U.S. were 46% of total sales. This product provided the month to month foundations of revenue to the Company in the first two quarters of 1997. Revenue from this product declined in the third and fourth quarters with Walgreens and Revco deciding not to reorder the product.

         Cost of sales as a percentage of net sales declined to 50% in 1997 from 85% in 1996. This major shift was directly related to the elimination of extraordinary write-off of obsolete stick technology product inventory from 1996 and improved manufacturing efficiency. Although management continues to undertake measures to reduce the cost of sales, low volumes and higher labor cost will place pressure on future efforts on such reductions.

         Sales and marketing expenses decreased by 82% to $32,000 during 1997. This significant decrease was due to the reduced expenditures in order to conserve cash. Management expects sales and marketing expenses to remain stable as direct sales and internet marketing are emphasized in 1998.

         General and administrative expenses for 1997 were $303,000, a decrease of $100,000 from 1996. This continued decrease was a result of tighter expense controls and efforts to streamline the Company's operations. Administrative expenses are not expected to increase until such time as product sales necessitate increased staff.

         Depreciation and amortization also decreased from $261,000 in 1996 to $151,000 in 1997. Decreases were a result of normal declining patent and equipment depreciation schedules. All current patent and equipment depreciation will be exhausted at the end of fiscal 1998.

         Research and development expenses also decreased significantly by $67,000 to $0 in 1997 due to the discontinuance of all product development. Additional development work for the Company continues to be done by NewForm, however the work will be paid on a project basis. As previously reported, management expected this major R&D reduction and expects future expenses to remain near 1997 levels.

         Other income (expense) is largely comprised of interest income on cash equivalent investments in the amount of $5,000. Interest expense in the amount of $33,000 for 1997 was attributable to notes payable to shareholders. Other income of $11,000 is the result of a refund of prior years' insurance premiums..

         As a result of the above activities, the Company's loss declined from $917,000, or $0.75 per share in 1996 to $273,000, or $0.13 per share in 1997.
If the Company is able to enhance direct marketing sales for the Miracle Grip(R) product in 1998, management anticipates that sales volume may decline gradually. However, the Company operates in a highly competitive industry with companies that are better established in the marketplace and have vastly greater resources than the Company. Therefore, there can be no assurance that a significant demand for the Company's products will develop. See Note C to the Company's Consolidated Financial Statements contained herein.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital on June 30, 1997 was $245,000 compared to a deficit in working capital of $757,000 for the year earlier and the current ratio increased to 3.2 on June 30, 1997 from 0.2 at the prior year end. The increase in working capital was due to the conversion of Company debt to equity in connection with the reorganization and a cash infusion of $270,900 as a result of a private placement in the second quarter.

         In 1997 there were no capital expenditures. Capital expenditures for 1998 are not expected to be material. The Company has an arrangement with NewForm to continue manufacturing of Miracle Grip(R).

         Total long-term debt outstanding was $50,000 at June 30, 1997, a reduction of $747,000 from the prior year debt outstanding as a result of the of the conversion of the Company debt referenced above. Accrued interest on the debt at June 30, 1997 was $10,700. Interest on this debt accrues quarterly.

         In December 1996, the Company completed a reorganization which included the conversion of $853,000 of debt and interest through November 1, 1996 to equity. This transition was approved by 23 of the 24 noteholders representing 94% of the Company's outstanding debt.

         Management believes that the reorganization, including the debt conversion to equity, together with existing cash resources and net proceeds from sales of its products and the completed private placement will be satisfactory to fund operations for the next six to nine months. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all, to fund operations beyond that time frame. Currently, management plans to review a number of opportunities for other sources of revenue.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included in this report on Form 10-KSB

                                                                            Page
                                                                            ----
         Report of Independent Accountants                                   F-1
         Consolidated Balance Sheets as of June 30, 1997 and 1996            F-2
         Consolidated Statements of Operations for the years ended
                 June 30, 1997 and 1996                                      F-3
         Consolidated Statements of Changes in Stockholders Equity
                 for the years ended June 30, 1997, and 1996                 F-4
         Consolidated Statements of Cash Flows for the years ended
                 June 30, 1997 and 1996                                      F-5
         Notes to Consolidated Financial Statements                          F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The registrant's board of Directors authorized the appointment of Faske Lay & Co. L.L.P. on June 7, 1996.


                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

         The information called for by this item is incorporated herein by reference from the information under the captions "Election of Directors", "Directors and Executive Officers," and "Section 16(a) Reporting" of the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and exchange Commission relating to its Special Meeting in lieu of an Annual Meeting of Stockholders to be held on December 11, 1997.


ITEM 10. EXECUTIVE COMPENSATION

         The information called for by this item is incorporated herein by reference from the information under the caption "Committees, Meetings and Board Compensation-Directors' Fees" and from the information under the caption "Executive Compensation" of the Company's Definitive Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated herein by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated herein by reference from the information under the caption "Certain Relationships And Related Party Transactions" of the Company's Definitive Proxy Statement.

                                    PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a)     1 and 2  -           All financial statements filed as a part of
                                  this report on Form 10-KSB are listed under
                                  Item 7, above.
             3        -           The following documents are filed or
                                  incorporated by reference as exhibits to this
                                  report:
    Exhibit Number                Description of Exhibit
    ------- --------------        ----------------------

    ******2.1                     Plan of Reorganization pursuant to Board of
                                  Directors Resolutions dated
                                  August 13, 1996.
         *3.1                     Certificate of Domestication of the Company
         *3.2                     Certificate of Incorporation of Company
         *3.3                     Certificate of Amendment
         *3.4                     Bylaws of Company
         *4.1                     Escrow Agreement, dated February 7, 1992,
                                  between the Company and Pacific Corporate
                                  Trust Company ("Pacific Trust")
         *4.2                     Form of 1992 Stock Purchase Warrant
         *4.3                     Warrant Agreement, dated September 10, 1993
                                  Form of Note and Waiver
         *10.1                    Letter Agreement, dated December 15, 1991,
                                  between the Company and 406586 B.C. Ltd.,
                                  Medical Polymers, a California corporation
                                  ("MP") and certain shareholders of MP
         *10.2                    Letter Agreement, dated as of February 7,
                                  1992, between the Company and 405586 B.C. Ltd
         *10.3                    Amendment to Exhibit 10.2, dated March 20,
                                  1992
         *10.4                    Share Purchase Agreement, dated as of February
                                  7, 1992, between the Company,MP, and the shareholders of MP
         *10.5                    Exclusive Technology License Agreement, dated
                                  December 14, 1990, between Dr.Marvin H. Gold and MP
         *10.6                    Assignment, dated March 30, 1992, by Marvin H.
                                  Gold
         *10.7                    Letter Agreement, dated March 30, 1992,
                                  between Dr. Marvin H. Gold and MP
         *10.8                    Assignment, dated March 30, 1992, by Marvin H.
                                  Gold and Robert H. Hodam, Jr.
         *10.9                    Letter Agreement, dated March 30, 1992,
                                  between Dr. Marvin H. Gold and MP
         *10.10                   Letter Agreement, dated March 30, 1992,
                                  between Robert H. Hodam, Jr. and MP

         *10.11                   Supply and Distribution Agreement, dated
                                  December 18, 1992, between Midwest Dental
                                  Products Corporation and MP
         *10.12                   Amendment to 10.11 dated June 9, 1993
         *10.13                   Manufacturing Agreement, dated September 10,
                                  1992, between DPT Laboratories, Inc. and MP
         *10.14                   Research/Development and Laboratory Services
                                  Contract, dated March 13, 1993, between
                                  NewForm Development Laboratories, Inc. and MP
         *10.15                   Product Formulation Consulting Agreement,
                                  dated January 18, 1993, between EcoTech and MP
         *10.16                   Letter Agreement, dated September 4, 1992,
                                  between Gibraltar Biological Laboratories and
                                  MP
         *10.17                   Amendment to Exhibit 10.16, dated October 20,
                                  1992
         **10.18                  Employment Agreement, dated May 22, 1994,
                                  between Lee Cooke and the Company
         *10.19                   Consulting Agreement, dated July 1, 1993,
                                  between Parris H. Holmes, Jr. and the
                                  Company
         **10.20                  Amendments to Exhibit 10.14, dated April 26,
                                  1995 and August 1, 1994
         **10.21                  Research and Development Contract dated
                                  December 22, 1993 between MGB and MP
         **10.22                  Letter of Agreement on consulting services for
                                  stock options, dated July 1, 1994 between Wolf
                                  Group and MPTI
         ***10.23                 Amendment to Exhibit 10.14, dated August 1,
                                  1995
         ***10.24                 Consulting Agreement, dated February 1, 1995,
                                  between Parris H. Holmes, Jr. and the Company
         ***10.25(a)              Amendment to Exhibit 10.22, dated March 16,
                                  1995
         ***10.25(b)              Amendment pursuant to Board of Directors
                                  Resolution, dated August 17, 1995
         ***10.26(a)              Form of Warrant, dated March 1, 1995
         ***10.26(b)              Form of Note, dated March 1, 1995
         ******10.27              Employment agreement, dated May 22, 1996
                                  between Lee Cooke and the Company
         ******10.28              Assignment, dated October 26, 1995, by James
                                  W. McGinity, Thomas G. Gerding and Roland
                                  Bodmeier
         *16.1                    Letter regarding Change in Certifying
                                  Accountant
         ****16.2                 Letter regarding Change in Certifying
                                  Accountant
         *****16.3                Letter regarding Change in Certifying
                                  Accountant to Faske Lay & Co., L.L.P.
         27.1                     Financial Data Schedule

Notes:
*                                 Filed as an Exhibit to the Company's 1993 Form
                                  10-SB, Registration Statement File No. 0-22390
**                                Filed as an Exhibit to the Company's 1994
                                  10-KSB
***                               Filed as an Exhibit to the Company's 1995 Form
                                  10-KSB
****                              Filed as an Exhibit to the Company's Form
                                  10-QSB, March 31, 1996.
*****                             Form 8-K, July 24, 1996.
******                            Filed as an Exhibit to the Company's 1996
                                  10KSB/A1
                                  (b) Reports on Form 8-K: The Company filed a
                                  report regarding a change in the Company's
                                  independent auditors on Form 8-K , July 24,
                                  1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 1997                  U.S. Medical Systems, Inc.


                                           By:  /s/ LEE COOKE
                                              ---------------------------
                                                Lee Cooke, Chairman of
                                                the Board, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Title                             Date
----------------------------------------------------------------------------------------------
/s/LEE COOKE                 Chairman of the Board, President         September 19, 1997
--------------------         and Chief Executive Officer
Lee Cooke

/s/ SHARRI MCANALLY          Director and Secretary                   September 19, 1997
--------------------
Sharri McAnally

/s/ CLARK GUNDERSON          Director                                 September 19, 1997
--------------------
Clark Gunderson

                       REPORT OF INDEPENDENT ACCOUNTANTS


Stockholders
U.S. Medical Systems, Inc. formerly
   Medical Polymers Technologies, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Medical Systems, Inc., formerly Medical Polymers Technologies, Inc., and its wholly-owned subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Medical Systems, Inc., formerly Medical Polymers Technologies, Inc., and its subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered significant net losses, has a substantial accumulated deficit and has generated significant negative cash flows from operations. Additional financing is required for the Company to continue. Financing is currently being sought; however, there can be no assurance that such financing will be obtained or that it will be of the level necessary to sustain the Company's operations for the period until the Company is able to generate sufficient positive cash flows from operations. These and

Stockholders
U.S. Medical Systems, Inc.
Page 2


other matters discussed in Note C raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




FASKE LAY & CO., L.L.P.
Austin, Texas
August 14, 1997

U.S. MEDICAL SYSTEMS , INC.

CONSOLIDATED BALANCE SHEETS

=======================================================================================
                                                                     June 30,
                                                                1997            1996
                                                           -----------      -----------
ASSETS
Current assets
  Cash and cash equivalents                                $   275,000      $    22,000
  Accounts receivable, net of allowance for doubtful
    accounts and returns of $5,000 at 1997 and 1996             16,000           67,000
  Inventory (Note D)                                            59,000          111,000
  Prepaid expenses and other assets                              5,000            8,000
                                                           -----------      -----------
         Total current assets                                  355,000          208,000

Property and equipment, net (Note E)                            16,000           25,000
Intangible assets, net (Note F)                                     --          142,000
                                                           -----------      -----------
         Total assets                                      $   371,000      $   375,000
                                                           ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    31,000      $    53,000
  Accrued liabilities (Note G)                                  29,000          115,000
  Current portion of long term debt due to
    stockholders (Note H)                                       50,000          797,000
                                                           -----------      -----------
         Total current liabilities                             110,000          965,000
                                                           -----------      -----------

Long term debt due to stockholders (Note H)                         --               --
                                                           -----------      -----------
        Total liabilities                                      110,000          965,000
                                                           -----------      -----------
Commitments (Note K)                                                --               --

Stockholders equity (deficit) (Note I):
  Common stock, 20,000,000 shares authorized, $.01 par
    value, 2,873,823 and 11,724,606 shares issued and
    outstanding in 1997 and 1996                                29,000          117,000
  Additional paid-in                                         7,039,000        5,827,000
  Accumulated deficit                                       (6,807,000)      (6,534,000)
                                                           -----------      -----------
        Total stockholders equity (deficit)                    261,000         (590,000)
                                                           -----------      -----------
        Total liabilities and stockholders' equity         $   371,000      $   375,000
                                                           ===========      ===========

                    The accompanying notes are an integral
                part of these consolidated financial statements.

U.S. MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
===============================================================================

                                                        Year Ended June 30,
                                                      1997               1996
                                                 -----------        -----------
Net sales                                        $   455,000        $   504,000
Cost of sales                                       (225,000)          (429,000)
                                                 -----------        -----------
  Gross profit                                       230,000             75,000

COSTS AND EXPENSES
 General and administrative                          303,000            403,000
 Selling and marketing                                32,000            182,000
 Research and development                                 --             67,000
 Depreciation and amortization                       151,000            261,000
                                                 -----------        -----------
  Total costs and expenses                           486,000            913,000
                                                 -----------        -----------
  Income (loss) from operations                     (256,000)          (838,000)
                                                 -----------        -----------
OTHER INCOME (EXPENSES)
 Interest income                                       5,000              3,000
 Interest expense                                    (33,000)           (80,000)
 Miscellaneous income (expense), net                  11,000             (2,000)
                                                 -----------        -----------
  Other income (expense), net                        (17,000)           (79,000)
                                                 -----------        -----------
Net income (loss)                                $  (273,000)       $  (917,000)
                                                 ===========        ===========
Net income (loss) per share                      $     (0.13)       $     (0.75)
                                                 ===========        ===========
Weighted average shares outstanding                2,101,065          1,215,569
                                                 ===========        ===========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

U.S. MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCK HOLDERS' EQUITY
===============================================================================

                                                                      Additional                         Total
                                       Number of        Common          Paid-In     Accumulated       Stockholders'
                                         Shares          Stock          Capital        Deficit     Equity (Deficit)
                                        ---------      ---------      ----------     -----------      --------
Balance at June 30, 1995               11,664,606      $ 117,000      $5,615,000     $(5,617,000)      115,000

Common stock issued for services
 rendered Note (I)                         60,000             --          45,000              --        45,000

Additional paid-in capital
 from services contributed to the
 Company (Notes I and L)                       --             --         167,000              --       167,000

Net loss                                       --             --              --        (917,000)     (917,000)
                                       ----------      ---------      ----------     -----------      --------
Balance at June 30, 1996               11,724,606        117,000       5,827,000      (6,534,000)     (590,000)

Cancellation of common stock
 held in escrow (Note I)               (3,177,325)       (32,000)         32,000              --            --

One-for-seven reverse stock
 split (Note I)                        (7,326,241)       (73,000)         73,000              --            --

Common stock and additional
 paid-in capital resulting from
 debt conversion (Note I)               1,110,983         11,000         842,000              --       853,000

Issuance of common stock                  541,800          6,000         265,000              --       271,000

Net loss                                       --             --              --        (273,000)     (273,000)
                                       ----------      ---------      ----------     -----------      --------

Balance at June 30, 1997                2,873,823      $  29,000      $7,039,000     $(6,807,000)     $261,000
                                       ==========      =========      ==========     ===========      ========

                       The accompanying notes are an integral
                  part of these consolidated financial statements.

U.S. MEDICAL SYSTEMS, INC.


CONSOLIDATED STATEMENTS CASH FLOWS
-------------------------------------------------------------------------------

                                                                                For the Years Ended June 30,
                                                                                 1997                  1996
                                                                           ----------------      ----------------
Cash flows from operating activities:
Net loss                                                                    $      (273,000)          $  (917,000)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Provision for bad debts and returns                                                   -               (50,000)
    Depreciation and amortization                                                   151,000               261,000
    Loss on disposition of excess equipment                                               -                29,000
    Write off of excess inventory                                                         -               185,000
    Services performed and contributed to the Company                                     -                43,000
    Changes in assets and liabilities
      Accounts receivable                                                            51,000               100,000
      Inventories                                                                    52,000               116,000
      Prepaid expenses and other assets                                               3,000                10,000
      Accounts payable and accrued liabilities                                       (2,000)               49,000
                                                                           ----------------      ----------------
        Net cash used for operating activities                                      (18,000)             (174,000)
                                                                           ----------------      ----------------
Cash flows from investing activities:
    Proceeds from sales of furniture and equipment                                        -                 6,000
    Acquisition of property and equipment                                                 -                (5,000)
                                                                           ----------------      ----------------
        Net cash provided by investing activities                                         -                 1,000

Cash flows from financing activities:
    Proceeds from the issuance of common stock                                      271,000                     -
                                                                           ----------------      ----------------
        Net cash provided by financing activities                                   271,000                     -
                                                                           ----------------      ----------------
Increase (decrease) in cash and cash equivalents                                    253,000              (173,000)

Cash and cash equivalents at beginning of year                                       22,000               195,000
                                                                           ----------------      ----------------
Cash and cash equivalents at end of year                                          $ 275,000              $ 22,000
                                                                           ================      ================
Supplemental cash flow disclosures:

During 1997 and 1996, the Company paid $0 and $20,000, respectively, in interest.

During 1997, the Company issued 1,110,983 shares of common stock to individuals in consideration of the cancellation of notes payable and related accrued interest payable totaling $853,000.

During 1996, the Company issued 60,000 shares of common stock valued at $45,000 to individuals who had performed services on behalf of the Company during the year ended June 30, 1995. At June 30, 1995, these amounts had been included in accrued liabilities awaiting approval by the Vancouver Stock Exchange before issuance. Additionally, $124,000 of liabilities relating to services provided by other individuals on behalf of the Company in 1995 were contributed to the Company in 1996, resulting in an increase in additional paid-in capital (see
 Note I).

                    The accompanying notes are an integral
                      part of these financial statements.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

A.       ORGANIZATION

         U.S. Medical Systems, Inc., formerly Medical Polymers Technologies, Inc., (the "Company") was incorporated on February 25, 1981 under the Laws of British Columbia. The Company was an inactive registrant of the Vancouver Stock Exchange ("VSE") prior to its reactivation on June 8, 1992, at which time trading of the Company's stock resumed. On May 22, 1992, the Company acquired its wholly-owned subsidiary, U.S. Medical, Inc., (Medical Polymers, Inc.) ("USM"), which was incorporated in the State of California on December 9, 1989. The Company was domesticated into the State of Delaware in November 1992 and conducts its business through its wholly-owned subsidiary, USM. The Company develops, produces and markets products directed at the over-the-counter consumer market and products related to infection prevention for the health care industry.


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.       Basis of presentation

                  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

         2.       Basis of consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, USM, after elimination of intercompany transactions and balances.

         3.       Revenue recognition

                  Sales revenue is recognized upon product shipment. During 1997 and 1996, certain of the Company's sales were subject to the right of return. Management established an allowance for returns of $5,000 for each year end related to this revenue.

         4.       Research and development

                  Research and development includes costs related to product development and enhancement and activities required to obtain regulatory approval. Research and development costs are expensed as incurred.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         5.       Cash and cash equivalents

                  Cash and cash equivalents include cash and highly-liquid investments. Substantially all cash at June 30, 1997 and 1996 is invested in short-term, interest bearing accounts (money market accounts) or regular checking accounts. On occasion, the Company has balances at financial institutions which are in excess of FDIC coverage.

         6.       Inventories

                  Inventories are stated at the lower of cost (based upon a first-in first-out valuation) or market.

         7.       Property and equipment

                  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to five years.

         8.       Intangible assets

                  Intangible assets consist primarily of patents. Management evaluates recoverability of patent costs based upon expected future cash flows generated by sales of related products. At June 30, 1997, all patent costs have been fully amortized (see Note F).

         9.       Income taxes

                  The Company accounts for income taxes under the liability method which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company has completely reserved for the value of any benefit that may be derived from its net operating loss carryforwards at June 30, 1997 and 1996 as realization is not reasonably assured. The Company will recognize the benefits derived from the utilization of net operating loss carryforwards when realization becomes likely.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         10.      Loss per share

                  Loss per share is calculated by dividing net loss for the period by the weighted average number of common and common equivalent shares (if dilutive) outstanding during the period. As required by accounting principles generally accepted in the United States, issued and outstanding shares of common stock which are held in escrow (see Note I) are excluded from the weighted average number of common and common equivalent shares because the release of such shares is contingent upon the Company reaching certain financial goals which have not yet been met. Common stock equivalents are not considered in the computation of net loss per common share, as their effect is anti-dilutive. The weighted average shares outstanding for the year ended June 30, 1996, has been restated to reflect the seven-for-one reverse stock split occurring in November, 1996.

                  Statement of Financial Accounting Standards Board No. 128-Earnings Per Share becomes effective for periods ending December 15, 1997. Earlier application is not permitted. Management anticipates no material effect on 1997 Earnings Per Share calculations when FASB No. 128 is adopted in the fiscal year ending June 30, 1998.

         11.      Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         12.      Advertising

                  The Company expenses the costs of advertising as incurred, except for cooperative advertising, which is expensed when the related revenues are recognized. Advertising and promotion expenses were $11,000 and $55,000 for the years ended June 30, 1997 and 1996, respectively.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

C.       GOING CONCERN UNCERTAINTY

         The Company has suffered significant losses, has a substantial accumulated deficit and has generated significant negative cash flows from operations. Although significant improvements have been made in reducing costs, sales of products have not been at levels necessary to earn a profit. The Company does not have sufficient funds to support marketing efforts needed to generate sales.

         Other efforts to improve the Company's financial position occurred during the year ended June 30, 1997. On November 19, 1996, the stockholders approved a plan of reorganization whereby $893,000 of debt and related interest were converted to equity, all options and warrants outstanding on that date were cancelled, and all escrowed stock was cancelled (see Note I).
         $271,000 was raised through the sale of common stock.

         Management intends to continue its efforts to reduce and keep costs to a minimum while trying to find new markets and customers for its products. However, there can be no assurance that these efforts will cause the Company to be profitable.

         These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects that might result from the outcome of this uncertainty.

D.       INVENTORY

         Inventory consists of the following:

                                                                                  June 30,
                                                                          1997                  1996
                                                                      ------------          ------------
                  Raw materials                                       $      7,000          $     30,000
                  Packaging                                                 17,000                23,000
                  Finished goods                                            35,000                58,000
                                                                      ------------          ------------

                                                                      $     59,000          $    111,000
                                                                      ============          ============


E.       PROPERTY AND EQUIPMENT

         Property and equipment consists of furniture, fixtures, computer equipment and equipment capitalized under capital leases. At June 30, 1997 and 1996, accumulated depreciation and amortization were $94,000 and $87,000, respectively.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

F.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                  June 30,
                                                                          1997                  1996
                                                                      ------------          ------------
                  Patents                                             $    760,000          $    760,000
                  Deferred financing costs                                       -                54,000
                                                                      ------------          ------------

                                                                           760,000               814,000
                  Less - accumulated amortization                         (760,000)             (672,000)
                                                                      ------------          ------------

                                                                      $          -          $    142,000
                                                                      ============          ============

         Amortization expense for the years ended June 30, 1997 and 1996 was $142,000 and $198,000, respectively. Patent amortization of $110,000 and $177,000 are included in depreciation and amortization for the years ended June 30, 1997 and 1996, respectively (see Note B).

         Financing costs were incurred in connection with the Company's private placement of unsecured debt (see Note H) and were being amortized over the term of the debt. All remaining costs were written off during the current year when the debt was converted to equity as part of a reorganization plan. Amortization expense for the years ended June 30, 1997 and 1996 was $31,000 and $18,000, respectively.


G.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                                      June 30,
                                                                          1997                 1996
                                                                      ------------          ------------
                  Royalties                                           $     12,000          $      7,000
                  Salaries and benefits                                      5,000                 5,000
                  Interest                                                  11,000                86,000
                  Other                                                      1,000                17,000
                                                                      ------------          ------------

                                                                      $     29,000          $    115,000
                                                                      ============          ============

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

H.       LONG-TERM DEBT

         Long-Term debt consists of the following:

                                                                                    June 30,
                                                                           1997                  1996
                                                                      ------------          ------------
         Unsecured notes payable to stockholders;
          interest at 10% per annum; interest only due
          February 1996, interest plus one-half of
          principal due February 1997, interest and
          remaining principal due February 1998
                                                                      $     50,000          $    805,000

         Less-Unamortized discount on notes payable to
          stockholders                                                          -                 (8,000)
                                                                      ------------          ------------

                                                                            50,000               797,000

         Less-current portion                                               50,000               797,000
                                                                      ------------          ------------

                                                                      $          -          $          -
                                                                      ============          ============

         In February 1995, the Company obtained $805,000 through a private placement of unsecured debt with warrants with certain of its stockholders. One warrant was issued for each dollar of debt, and each warrant allows the holder to purchase 2.94 shares of the Company's common stock at $0.15 per share at any time after August 22, 1995 through February 22, 2000. The Company valued each warrant at $0.01. The value of the warrants has been recognized as a discount to the related debt and an increase to additional paid-in capital (see Note
         I).

         The Company was unable to make the interest payment due in February 1996, resulting in default of the debt. Accordingly, the entire principal amount is included in current liabilities at June 30, 1996.

         During the current year, the debt was converted to equity and the warrants were cancelled as part of a reorganization plan. One stockholder elected not to convert his note to equity. That note, $50,000, is included in current liabilities at June 30, 1997.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

I.       CAPITAL STOCK

         1.       Reorganization Plan

                  At the stockholders' meeting held on November 19, 1996, the stockholders approved a reorganization plan which included the following provisions:

                  A. 3,215,466 shares of common stock held in escrow were cancelled. The shares had been issued in connection with the purchase of its subsidiary. The release of the shares was dependent on the Company achieving certain performance criteria. The criteria had not been achieved, and was not expected to be achieved.
                  B. A seven-for-one reverse stock split occurred. Seven shares of common stock were combined into one share of common stock.
                  C. 1,110,983 shares of common stock were issued in exchange for $853,000 of unsecured notes held by certain stockholders.
                  D. All outstanding warrants (as of this date) (805,000 warrants) to purchase shares of common stock were cancelled. Such warrants had been issued in prior years in connection with earlier issuances of common stock and in connection with a private placement of unsecured debt.
                  E. All outstanding options (as of this date) to purchase shares of common stock were cancelled. Stock options had been granted in prior years to employees of the Company, consultants, affiliates of the Company, members of the Board of Directors and others for services provided to the Company. At June 30, 1996, 770,000 shares were outstanding, 660,000 of which were exercisable at that date at prices ranging from $0.75 - $1.29.

         2.       Common Stock

                  During the year ended June 30, 1996, the Vancouver Stock Exchange (VSE) granted approval for the issuance of stock valued at $45,000. The stock was issued to certain employees and consultants for services provided during the year ended June 30, 1995.

                  In 1997, 541,800 shares were sold at $0.50 per share in a private placement.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

I.       CAPITAL STOCK - CONTINUED

         3.       Additional Paid-In Capital

                  During 1995, the Company had granted shares of common stock and options to purchase shares of common stock to directors, consultants and employees for various services provided to the Company. At June 30, 1995, the VSE had not granted approval for issuance of these options or stock. Accordingly, the amounts were reflected as accrued liabilities on the June 30, 1995 financial statements. The VSE did not approve issuance of the options or shares of stock. In 1996, the individuals who had performed these services agreed to contribute such services, valued at $124,000, to the Company. Accordingly, additional paid-in capital has been increased to reflect the contributions.

                  Additionally, in 1996, a Director of the company agreed to contribute consulting services valued at $43,000 to the Company. Additional paid-in capital was increased to reflect this contribution.

         4.       Warrants

                  In connection with a private placement offering completed in 1997, 541,800 warrants were issued which enable the holder to purchase one-half share of common stock at $0.75 per share at any time until December 6, 1997 and at $1.00 per share thereafter until December 6, 1998.

                  At June 30, 1997, 541,800 warrants remained outstanding.

         5.       Stock Options

                  During 1997, the Company granted 378,180 common stock options to certain directors, employees and consultants. 92,855 of the options vested to the recipients upon issuance. The remaining options vest over a three-year period. All options expire January 21, 2002.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

J.       INCOME TAXES

         During the years ended June 30, 1997 and 1996, no provision for income taxes was recorded as the Company had net operating losses for federal income tax purposes.

         In November 1992, the Company changed its corporate domicile from British Columbia, Canada to the State of Delaware. As a result, it is unlikely that Canadian net operating loss carryforwards prior to this change of domicile will provide future benefit to the Company. At June 30, 1997, the Company has net operating loss carryforwards of approximately $5,989,000 for United States income tax purposes. Such net operating losses may be used to offset future taxable income and expire in 2009 through 2012. The difference between the Company's accumulated deficit and its income tax net operating loss carryforwards at June 30, 1996 relates to Canadian net operating loss carryforwards which will provide no future benefit to the Company. The Company has completely reserved for the value of any benefit that may be derived from its net operating loss carryforwards at June 30, 1997 as realization is not reasonably assured. The Company will recognize the benefits derived from the utilization of net operating loss carryforwards when realization becomes likely.

         The Company has an immaterial difference between its loss for books and tax purposes.

         In accordance with the Internal Revenue Code, a change of more than 50% in beneficial ownership of the Company within a three year period will place an annual limitation on the Company's ability to utilize its existing operating loss and any credit carryforwards. Generally, such limitation would be equal to the value, as defined, of the Company as of the date of ownership change multiplied by the Federal long-term tax exempt interest rate, as published by the Internal Revenue Service.

         Prior to its acquisition, USM was a Subchapter S Corporation. As a result, all of its tax losses have accrued to its former stockholders and no tax losses carry forward into the Company from its preacquisition operations.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

K.       COMMITMENTS

         Effective September 1992, the Company entered into a five-year manufacturing agreement with DPT Laboratories ("DPT"), a contract manufacturer/filler of drug and cosmetic and device related products, for the manufacture of PDS(R) Clean. The agreement may be terminated with 45 days notice by either party based on a material breach of the agreement or 90 days notice if the Company determines that it will no longer market PDS(R) Clean. All intellectual rights provided by the Company remain the exclusive property of the Company and are considered proprietary in nature. DPT does not have a license to produce the Company's formulations.

         Since March 12, 1993, the Company had retained the services of NewForm Development Laboratories, Inc. ("NewForm") to conduct various research and development projects. On August 1, 1994, the agreement was amended to provide for contract manufacturing of extruded polymer film used in a new denture adhesive film seal product released by the Company during 1995. In accordance with terms of the latest agreement with NewForm, NewForm ceased in providing research and development services to the Company as of October 1, 1995.

         All products developed under these agreements, which resulted in an issued patent were automatically assigned to the Company; however, NewForm is to receive a 4% royalty on gross sales over the life of the patent. If the products developed do not result in an issued patent, but are commercialized by the Company, NewForm is to receive a 4% royalty for eight years. During 1997 and 1996, royalty expense related to NewForm was $11,000 and $6,000, respectively.


L.       RELATED PARTY TRANSACTIONS

         During 1995, the Company entered into an agreement with a director for financial consulting services from February 1, 1995 to December 5, 1996. Pursuant to the terms of the agreement, the director received $25,000 and options to purchase 160,000 shares of common stock for $0.35 per share. At June 30, 1995, these options were awaiting approval by the VSE. This director resigned in April 1996. The VSE did not give its approval to issue the options; and accordingly, the options were cancelled in May 1996.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

L.       RELATED PARTY TRANSACTIONS - CONTINUED

         On July 1, 1994, the Company entered into a one year agreement with Wolf Advertising Ltd. ("Wolf") for consulting services related to product packaging design, marketing strategy and promotional campaigns for its new consumer products. In lieu of cash compensation for these professional services, the Company issued the principals of Wolf options to purchase 500,000 shares of the Company's common stock at a price of $0.75 per share. The Company assigned a $100,000 value to these options and recorded this amount as marketing expense and an increase in additional paid-in capital during 1995. The options were exercisable at any time after the services had been provided, through June 30, 1998. One of the principals of Wolf joined the Company's Board of Directors after the consummation of the agreement.

         This agreement was revised on April 1, 1995 to expand the services provided by Wolf to include certain marketing activities and to cover services rendered from March 1, 1995 through September 30, 1995. Pursuant to the amended agreement, the Company agreed to issue the principals of Wolf options to purchase 500,000 shares of the Company's common stock at $0.43 per share. The Company assigned a $100,000 value to these options and accrued the pro rata portion of this amount, $57,000, in accrued liabilities at June 30, 1995 as these options were pending approval by the VSE. The options were exercisable at any time beginning three months after the services have been provided, through June 30, 1997. The VSE did not approve the issuance of the options. Wolf agreed in 1996 to contribute to the Company the $57,000 for services rendered in fiscal 1995 and an additional $43,000 for marketing services rendered in July 1995 through September 1995 (fiscal year 1996). Accordingly, additional paid-in capital was increased by $100,000 to reflect this contribution of services.

         During 1996, this Director resigned from the Board. All of the options held by Wolf principals were cancelled in May 1996.

U.S. MEDICAL SYSTEMS, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

M.       ROYALTY AGREEMENTS

         The Company has a license agreement to use certain technologies related to water-based human tissue lubricants and another license agreement to use a disinfectant mixture containing water soluble lubricating and cleansing agents and methods. Under each of these agreements, the Company is required to pay a 5% royalty on sales of all products which utilize these technologies not to exceed $300,000, in the aggregate, in any year during which the royalties are payable. The agreement is for the longer of 20 years or the life of the patents for these technologies, if granted. During the years ended June 30, 1997 and 1996, the Company paid $17,000 and $10,000, respectively, in royalties from sales of this product.

         On January 4, 1994 the Company entered into a Research and Development Contract (the "Research Contract") with the President of NewForm and two other individuals for research to be performed through NewForm related to a polymeric anti-inflammatory drug delivery system (the "Polymeric System"). The agreement provides for the assignments to the Company of the right and license to make, have made, use, enhance, and sell the Polymeric System products, including such rights under any patents that result from the development of formulations of these products. The Company has agreed to pay a 4% royalty on all net sales of all products utilizing the technology developed under the Research Contract, specifically including those products in polymeric stick form that are sold and marketed by, through or under the Company (including sublicensees and assignees), even where additional research and development may be required to produce any such end product. The royalty will have an annual cap of $300,000 regardless of the level of product sales and will be paid quarterly (see Note K).

                              Index to Exhibits

    Exhibit Number                Description of Exhibit
    ------- --------------        ----------------------

    ******2.1                     Plan of Reorganization pursuant to Board of
                                  Directors Resolutions dated
                                  August 13, 1996.
         *3.1                     Certificate of Domestication of the Company
         *3.2                     Certificate of Incorporation of Company
         *3.3                     Certificate of Amendment
         *3.4                     Bylaws of Company
         *4.1                     Escrow Agreement, dated February 7, 1992,
                                  between the Company and Pacific Corporate
                                  Trust Company ("Pacific Trust")
         *4.2                     Form of 1992 Stock Purchase Warrant
         *4.3                     Warrant Agreement, dated September 10, 1993
                                  Form of Note and Waiver
         *10.1                    Letter Agreement, dated December 15, 1991,
                                  between the Company and 406586 B.C. Ltd.,
                                  Medical Polymers, a California corporation
                                  ("MP") and certain shareholders of MP
         *10.2                    Letter Agreement, dated as of February 7,
                                  1992, between the Company and 405586 B.C. Ltd
         *10.3                    Amendment to Exhibit 10.2, dated March 20,
                                  1992
         *10.4                    Share Purchase Agreement, dated as of February
                                  7, 1992, between the Company,MP, and the shareholders of MP
         *10.5                    Exclusive Technology License Agreement, dated
                                  December 14, 1990, between Dr.Marvin H. Gold and MP
         *10.6                    Assignment, dated March 30, 1992, by Marvin H.
                                  Gold
         *10.7                    Letter Agreement, dated March 30, 1992,
                                  between Dr. Marvin H. Gold and MP
         *10.8                    Assignment, dated March 30, 1992, by Marvin H.
                                  Gold and Robert H. Hodam, Jr.
         *10.9                    Letter Agreement, dated March 30, 1992,
                                  between Dr. Marvin H. Gold and MP
         *10.10                   Letter Agreement, dated March 30, 1992,
                                  between Robert H. Hodam, Jr. and MP

         *10.11                   Supply and Distribution Agreement, dated
                                  December 18, 1992, between Midwest Dental
                                  Products Corporation and MP
         *10.12                   Amendment to 10.11 dated June 9, 1993
         *10.13                   Manufacturing Agreement, dated September 10,
                                  1992, between DPT Laboratories, Inc. and MP
         *10.14                   Research/Development and Laboratory Services
                                  Contract, dated March 13, 1993, between
                                  NewForm Development Laboratories, Inc. and MP
         *10.15                   Product Formulation Consulting Agreement,
                                  dated January 18, 1993, between EcoTech and MP
         *10.16                   Letter Agreement, dated September 4, 1992,
                                  between Gibraltar Biological Laboratories and
                                  MP
         *10.17                   Amendment to Exhibit 10.16, dated October 20,
                                  1992
         **10.18                  Employment Agreement, dated May 22, 1994,
                                  between Lee Cooke and the Company
         *10.19                   Consulting Agreement, dated July 1, 1993,
                                  between Parris H. Holmes, Jr. and the
                                  Company
         **10.20                  Amendments to Exhibit 10.14, dated April 26,
                                  1995 and August 1, 1994
         **10.21                  Research and Development Contract dated
                                  December 22, 1993 between MGB and MP
         **10.22                  Letter of Agreement on consulting services for
                                  stock options, dated July 1, 1994 between Wolf
                                  Group and MPTI
         ***10.23                 Amendment to Exhibit 10.14, dated August 1,
                                  1995
         ***10.24                 Consulting Agreement, dated February 1, 1995,
                                  between Parris H. Holmes, Jr. and the Company
         ***10.25(a)              Amendment to Exhibit 10.22, dated March 16,
                                  1995
         ***10.25(b)              Amendment pursuant to Board of Directors
                                  Resolution, dated August 17, 1995
         ***10.26(a)              Form of Warrant, dated March 1, 1995
         ***10.26(b)              Form of Note, dated March 1, 1995
         ******10.27              Employment agreement, dated May 22, 1996
                                  between Lee Cooke and the Company
         ******10.28              Assignment, dated October 26, 1995, by James
                                  W. McGinity, Thomas G. Gerding and Roland
                                  Bodmeier
         *16.1                    Letter regarding Change in Certifying
                                  Accountant
         ****16.2                 Letter regarding Change in Certifying
                                  Accountant
         *****16.3                Letter regarding Change in Certifying
                                  Accountant to Faske Lay & Co., L.L.P.
         27.1                     Financial Data Schedule

Notes:
*                                 Filed as an Exhibit to the Company's 1993 Form
                                  10-SB, Registration Statement File No. 0-22390
**                                Filed as an Exhibit to the Company's 1994
                                  10-KSB
***                               Filed as an Exhibit to the Company's 1995 Form
                                  10-KSB
****                              Filed as an Exhibit to the Company's Form
                                  10-QSB, March 31, 1996.
*****                             Form 8-K, July 24, 1996.
******                            Filed as an Exhibit to the Company's 1996
                                  10KSB/A1
                                  (b) Reports on Form 8-K: The Company filed a
                                  report regarding a change in the Company's
                                  independent auditors on Form 8-K , July 24,
                                  1996.