Form 10KSB40/A
period 1997-06-30
US MEDICAL SYSTEMS INC
filed 1997-11-12
CIK 898770

                              FORM 10-KSB/A NO. 1
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the transition period from ____________ to ___________.


                       Commission File Number:  0-22390

                          U.S. MEDICAL SYSTEMS, INC.
                (Name of Small Business Issuer in its Charter)

          Delaware                                       68-0206382
--------------------------------             --------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

7600 Burnet Road, Suite 350,
     Austin, Texas                                          78757
--------------------------------             --------------------------------
    (Address of principal                                 (Zip Code)
     executive offices)


Issuer's telephone number                  (512) 458-3335

Securities Registered under 12(g) of the Exchange Act:
                                                      Title of Each Class
                                              --------------------------------
                                                Common Stock, $0.01 Par Value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES              X                 NO
                            -------------                   -------------

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

Number of shares outstanding of the issuer's Capital Stock as of November 7, 1997: 2,873,823

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

         The executive officers, directors and key personnel of the Company are as follows:

Name                                       Age     Position
----                                       ---     --------
Lee Cooke                                  53      Chairman of the Board, Chief
                                                   Executive Officer and President

Clark A. Gunderson, M.D.(1) (2)            49      Director

Sharri McAnally                            51      Director, Corporate Secretary and Controller

(1)     Member of the Audit Committee
(2)     Member of the Compensation Committee and the Stock Option Committee

         LEE COOKE has served as Chairman of the Board, President and Chief Executive Officer of the Company since March 1992. From February 1992 through May 1992, he served as a consultant to the investment group which acquired the Company. He has held management positions in product manufacturing, research and development, human resources and computer marketing for over 22 years, 11 of which were at Texas Instruments. After leaving Texas Instruments, he was a principal in three start-up ventures: Rock, Dowell and Cooke, Inc., a multi-store retail operation (from 1981 to 1984); Factorial Systems, Inc., a manufacturing automation software company (from 1987 to 1988); and Habitek International, a consulting firm to the construction and architectural industry (from 1991 to 1992). From 1983 to 1987, Mr. Cooke was President and Chief Executive Officer of the Greater Austin Chamber of Commerce. From 1988 to 1991, he served as Mayor of Austin, Texas. Prior to this service, he served four years as a City of Austin council member. Mr. Cooke received his B.A. degree in Liberal Arts from Louisiana Tech University. Mr. Cooke is a director of Billing Concepts, Inc., a NASDAQ traded company, and an advisory director at Tanisys Technologies, Inc., a Vancouver Stock Exchange traded company.

         CLARK A. GUNDERSON, M.D. became a Director of the Company in April 1993. Dr. Gunderson is an orthopedic surgeon in Lake Charles, Louisiana, where he has practiced since 1977. He has been a Clinical Associates Professor at Louisiana State University School of Medicine, and has served as the Chief of Surgery at Lake Charles Memorial Hospital, where he is currently President of the medical staff. Dr. Gunderson received his M.D. from the Baylor College of Medicine in 1973.

         SHARRI MCANALLY joined the Company in November 1992 as Controller and became a director in 1996. In August 1994, the Board of Directors appointed her Corporate Secretary. From 1989 to 1992 she served Mission Cable Co. as Assistant Controller. Currently, she is Assistant Controller for VTEL, Inc. a video conferencing company.

ITEM 10.         EXECUTIVE COMPENSATION

         The following table sets forth information in respect to the compensation of the Chief Executive Officer. Mr. Cooke became an employee of the Company during fiscal 1993 and did not receive perquisites exceeding 10% of his salary and bonus in 1995, 1996 or 1997. No executive officer of the Company received salary and bonus exceeding $100,000 in fiscal 1997.

                          SUMMARY COMPENSATION TABLE

                                                       Fiscal
    Name and Principal Position                        Year             Salary           Bonus
    ---------------------------                        ----             ------           -----
    Lee Cooke, Chairman, President                     1997              $76,729         None
    and Chief Executive Officer                        1996             $111,500         None
                                                       1995             $ 81,000         None

STOCK OPTIONS

    In fiscal 1994, the Shareholders approved the 1993 Stock Plan. Prior to the adoption of this Plan the Company made certain option grants that were individually approved by the Shareholders. In February 1994, the 1993 Plan Administrator approved option grants totaling 930,000 shares to employees and directors; however, these option grants were not issued until after receiving the requisite approval of the Vancouver Stock Exchange, subsequent to year end. All of such options issued were canceled as part of the Reorganization Plan and 378,180 options for employees, directors or key outsiders were issued February 7, 1997 consistent with the new capital structure. Currently, the Company's issuance of stock options can not exceed 20% of the issued and outstanding Common Stock as set by the Vancouver Stock Exchange.

                      OPTION GRANTS IN 1997 FISCAL YEAR

             No. of
             Securities      % of Total
             Underlying       Options                                         Potential Realizable Value at Assumed
             Options        Granted to       Exercise        Expiration           Annual Rates of Stock Price
Name         Granted        Employees         Price             Date              Appreciation for Option Term
                                                                                        5%                  10%
Lee Cooke       143,359            100%         $0.60            2/7/02               $4,300              $8,600



                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND OPTION VALUES AT JUNE 30, 1997

                                                                  Number of              Value of Unexercised In-the
                                                             Unexercised Options               Money Options at
                   Number of Securities       Value            At June 30, 1997                 June 30, 1997
 Name              Acquired on Exercise     Realized              Exercisable             Exercisable/Unexercisable
 ----              --------------------     --------              -----------             -------------------------
 Lee Cooke                  0                  --                  143,539                          0 / 0

EMPLOYMENT AGREEMENTS

             The Company has entered into an employment agreement with Mr. Cooke. This agreement provides for a minimum annual base salary (subject to adjustment) of $110,000. Mr. Cooke's current annual salary is $79,800 due to two voluntary reductions made by Mr. Cooke on July 11, 1994 and March 1, 1995. The employment agreement expires August 27, 1999 and provides that in the event of termination without cause, Mr. Cooke is entitled to two years of severance pay. The Board of Directors has approved a two-year extension of the current agreement.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, AND
                 MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of November 7, 1997 for (i) each person known by the Company to own more than five percent (5%) of the Common Stock; (ii) each director and the executive officers of the Company, and (iii) all directors and all executive officers as a group.

                                                            Amount and Nature of              Percent of
                                                            --------------------              ----------
Name and Address of Beneficial Owner                         Beneficial Ownership(1)             Class
------------------------------------                         --------------------                -----
Clark A. Gunderson, M.D.(2)                                         316,635(3)                    10.8%
Lee Cooke(2)                                                        311,202(4)                    10.4%
Sharri McAnally(2)                                                    29,285(5)                      *
All executive officers and directors
as a group (3 individuals)                                           657,122(6)                  21.4%

*Less than 1%

         (1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes. Percentage is based on 2,873,823 shares outstanding

         (2) The address of the executive officers and directors of the Company is 7600 Burnet Road, Suite 350, Austin, TX 78757.

         (3) Includes 2,857 shares of a children's educational account; 19,047 shares purchasable within 60 days at a price of $0.60 per share pursuant to stock options exercisable until February 7, 2002.
         Includes 125,350 shares provided in forgiveness of $84,150 principle debt and $11,921 interest. Includes 35,000 shares purchasable within 60 days at a price of $0.75 per share pursuant to a warrant that expires January 31, 1998.

         (4) Includes 94,989 shares purchasable within 60 days at a price of $0.60 per share pursuant to stock options exercisable until February 7, 2002. Includes 73,735 shares provided in forgiveness of $49,000 of principle debt and $7,012 in interest. Includes 25,500 shares purchasable within 60 days at a price of $0.75 per share pursuant to a warrant that expires January 31, 1998.

         (5) Includes 15,952 shares purchasable within 60 days at a price of $0.60 per share pursuant to stock options exercisable until February 7, 2002.

         (6) Includes 129,988 shares purchasable within 60 days a price of $0.60 per share pursuant to stock options exercisable until February 7, 2002. Includes 60,5000 shares purchasable within 60 days at a price of $0.75 per share pursuant to a warrant that expires January 31, 1998.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the Reorganization Plan, Clark A. Gunderson, M.D., director, received 125,350 shares of the Company's Common Stock in exchange for principle and interest due him. Lee Cooke, Chairman and President, received 73,735 shares of the Company's Common Stock for principle and interest due him.

                                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S. MEDICAL SYSTEMS, INC.
                                        THE REGISTRANT

                                        /s/ LEE COOKE
                                        ----------------------------------------
                                        Lee Cooke
                                        Chairman of the Board, President and
                                        Chief Executive Officer


Date:  November 11, 1997

                               INDEX TO EXHIBITS



EX-27                  Financial Data Schedule