Form 10QSB
period 1997-09-30
US MEDICAL SYSTEMS INC
filed 1997-11-13
CIK 898770

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------
                           or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from____________ to _________________.

                                                     Commission File Number:
                                                              0-22390
                                                              -------

                           U.S. MEDICAL SYSTEMS, INC.
                           --------------------------

          Delaware                                         68-0206382
          --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

7600 Burnet Road, Suite 350, Austin, TX                       78757
---------------------------------------                       -----
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

         YES     _X_                NO    ____

Number of shares outstanding of the issuer's common stock, as of September 30, 1997: 2,873,823

                           U.S. MEDICAL SYSTEMS, INC.

                                      INDEX


 PART I   FINANCIAL INFORMATION                                            PAGE

 Item 1.  Financial Statements

          Unaudited Condensed Consolidated Balance Sheets -
          September 30, 1997 and June 30, 1997                              3

          Unaudited Condensed Consolidated Statements of
          Operations - For the three months ended
          September 30, 1997 and September 30, 1996                         4

          Unaudited Condensed Consolidated Statements of
          Cash Flows - For the three months ended September 30, 1997
          and September 30, 1996                                            5

          Notes to the Unaudited Condensed Consolidated
          Financial Statements                                              6

 Item 2.  Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                              7

 PART II. OTHER INFORMATION

          Signature                                                        12

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           U.S. MEDICAL SYSTEMS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     September 30              June 30
                                                                         1997                    1997
                                                                 -----------------         ----------------
ASSETS
Current Assets
  Cash and cash equivalents                                       $       207,000           $      275,000
  Accounts receivable                                                     180,000                   16,000
  Inventory                                                                11,000                   59,000
  Prepaid expenses                                                          6,000                    5,000
                                                                 -----------------         ----------------
                     TOTAL CURRENT ASSETS                                 404,000                  355,000

Other Assets
  Property and equipment, net                                              13,000                   16,000
  Intangible assets, net                                                    1,000                        -
                                                                 -----------------         ----------------
                      TOTAL OTHER ASSETS                                   14,000                   16,000

                                                                 =================         ================
                         TOTAL ASSETS                             $       418,000           $      371,000
                                                                 =================         ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                $        39,000           $       31,000
  Accrued liabilities                                                      26,000                   29,000
  Current portion of long-term debt due to stockholders                    50,000                   50,000
                                                                 -----------------         ----------------
                   TOTAL CURRENT LIABILITIES                              115,000                  110,000
                                                                 -----------------         ----------------

                       TOTAL LIABILITIES                                  115,000                  110,000
                                                                 -----------------         ----------------

Stockholders' Equity
  Common stock, 20,000,000 shares authorized, $ .01
  par value, 2,873,823 issued and
  outstanding September 30, 1997
  and 2,332,023 issued and outstanding June 30, 1996                       29,000                   29,000
  Additional paid-in capital                                            7,039,000                7,039,000
  Accumulated deficit                                                 (6,765,000)              (6,807,000)
                                                                 -----------------         ----------------
                  TOTAL STOCKHOLDERS' EQUITY                              303,000                  261,000

              TOTAL LIABILITIES AND STOCKHOLDERS'
                                                                 =================         ================
                            EQUITY                                $       418,000           $      371,000
                                                                 =================         ================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

                                                                  For the three months    For the three months
                                                                   ended September 30      ended September 30
                                                                          1997                    1996
                                                                 --------------------      ------------------
Net Sales                                                         $          213,000        $        103,000
Cost of sales                                                                (83,000)                (74,000)
                                                                 --------------------      ------------------
                         GROSS PROFIT                                        130,000                  29,000

Costs and expenses
  General and administrative                                                  80,000                  75,000
  Selling and marketing                                                        5,000                   8,000
  Research and development                                                     1,000                   6,000
  Depreciation and amortization                                                3,000                  21,000
                                                                 --------------------      ------------------
                    TOTAL COST AND EXPENSES                                   89,000                 110,000

                                                                 --------------------      ------------------
                 PROFIT (LOSS) FROM OPERATIONS                                41,000                 (81,000)

Other income (expense)
  Interest income                                                              2,000                       -
  Interest expense                                                            (1,000)                (21,000)
  Miscellaneous income (expense), net                                              -                       -
                                                                 --------------------      ------------------
                 TOTAL OTHER INCOME (EXPENSE)                                  1,000                 (21,000)

                                                                 --------------------      ==================
                       NET PROFIT (LOSS)                          $           42,000        $       (102,000)
                                                                 ====================      ==================


Net income (loss) per share                                       $             0.01        $          (0.08)
                                                                 ====================      ==================

Weighted average shares outstanding                                        2,873,823               1,215,591

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the three months     For the three months
                                                                  ended September 30       ended September 30
                                                                         1997                     1996
                                                                 -------------------      ------------------
Cash flows from operating activities
Net Income (Loss)                                                 $          42,000        $       (101,000)

Adjustments to reconcile net loss to net cash used for
   operating activities:
     Depreciation and amortization                                            3,000                  19,000
     Write off of excess inventory                                           21,000
     Changes in assets and liabilities
          Accounts receivable                                              (164,000)                 33,000
          Inventories                                                        27,000                  39,000
          Prepaid expenses and other assets                                  (1,000)                 (1,000)
          Accounts payable and accrued liabilities                            5,000                   6,000
                                                                 -------------------      ------------------

            Net cash used for operating activities                          (67,000)                 (5,000)
                                                                 -------------------      ------------------

Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                               -                   2,000
     Additions to patents                                                    (1,000)                      -
                                                                 -------------------      ------------------

     Net cash provided by (used for) investing activities                    (1,000)                  2,000
                                                                 -------------------      ------------------

Increase (decrease) in cash                                                 (68,000)                 (3,000)

Cash and cash equivalents at beginning of year                              275,000                  22,000
                                                                 -------------------      ------------------

Cash and cash equivalents at end of period                        $         207,000        $         19,000
                                                                 ===================      ==================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

U.S. MEDICAL SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.       ORGANIZATION

         U.S. MEDICAL SYSTEMS, INC. (the "Company") (formally Medical Polymers Technologies, Inc.), through its wholly-owned subsidiary U.S. Medical, Inc., develops, produces and markets products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental health care industry.

         The Company's current cash resources have not been sufficient to support the Company's debt interest payments and extensive consumer promotion of existing products. As such, the Company is focusing its strategy on the Miracle Grip(R) and PDS(R) Clean products. Due to the extensive capital requirements for consumer advertising, the Company will continue to focus in 1998 its two revenue producing products. In December 1996, the Company completed a restructuring and $853,000 of its long term debt was converted to equity.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1997, and the results of the Company's operations and its cash flows for the three months ended September 30, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB filed on September 26, 1997.

3.       INVENTORIES

         At September 30, 1997 and June 30, 1997, inventories consisted primarily of finished products, work in progress and raw chemicals. The balance of inventory consisted of packaging materials for Miracle Grip(R).

4.       LONG TERM DEBT

         The Company completed a private placement of 10% subordinated debt with warrants to existing shareholders on March 1, 1995 for $805,000. This private placement included one stock purchase warrant exercisable for approximately 2.9 shares of $.01 par value Common Stock of the Company for every $1.00 of principal. One cent of each dollar invested was attributed to the purchase of the warrants and $0.99 was attributed to the notes. The warrants were exercisable at any time after September 1, 1995 until February 27, 2000 at an exercise price of $0.15 per share of common stock, subject to adjustment. Terms of debt were 10% interest only to be paid March 1, 1996; 10% interest and one-half of the principal to be paid March 1, 1997; and 10% interest and the balance of the principal was to be paid March 1, 1998. The amount of the proceeds attributable to the warrants ($8,050) was recorded as a discount to debt (to be amortized over the life of the debt) and an increase to additional paid-in capital. Offering expenses of $35,000 were incurred and recorded as an intangible asset in the financial statements. However, the remaining unamoritized offering expense of $21,000 were written off in December 1996, when the debt was converted to equity. These expenses were being amortized over the life of the debt. On November 19, 1996, stockholders approved a reorganization plan which converted $853,000 of the principle and interest of this debt to equity. On December 17, 1,110,983 shares of common stock was issued to satisfy the above debt. Warrants related to this private placement were canceled as part of the reorganization. There is one debt holder remaining which represents $49,500 of principle and approximately $12,000 in interest. The Company is seeking to restructure this debt.

5.       REORGANIZATION PLAN

         In order to address the Company's financial problem and return the Company to a stable financial condition, management, with the approval of the Board of Directors, devised a Reorganization Plan. The Reorganization Plan called for the cancellation of all the indebtedness of the Company to its noteholders through an offer to exchange the outstanding notes for the Company's Common Stock. On June 10, 1996, the Vancouver Stock Exchange indicated that it had no objection to the proposed debt settlement with the noteholders. Written approval was secured by twenty-three of the noteholders. The stockholders approved the debt settlement on November 19, 1996. Stockholders also approved, as part of the reorganization, a consolidation of the Company's shares on a one-for-seven reverse split and approved a change of the name of the Company to U. S. Medical Systems, Inc. Other items the Company took action on as part of the reorganization, which did not require stockholder approval, were: cancellation of 3,177,325 escrowed shares and a private placement which raised approximately $270,900. On December 17, 1996, the Vancouver Stock Exchange approved the reorganization and the company began trading as U.S. Medical Systems, Inc. on the Vancouver Stock Exchange (Symbol: USS) and the NASD Bulletin Board (Symbol: USME). On January 22, 1997, the Vancouver Stock Exchange approved the private placement. Since the private placement was not approved until January 1997, $213,275 received in December 1996 from investors in the private placement was recorded as U.S. Medical Systems, Inc. liabilities and included in accrued liabilities in the December 31, 1996 financial statements. An additional $57,625 was received in January 1997 and 541,800 shares of common stock were issued.

6.       NET INCOME (LOSS) PER SHARE

         Net (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents (if dilutive) during each period. As required by accounting principles generally accepted in the United States, issued and outstanding shares of common stock which are held in escrow are excluded from the weighted average number of common and common equivalent shares because the release of such shares is contingent upon the Company reaching certain financial goals which have not yet been attained. On September 30, 1997, the weighted average, excluding escrow shares, was 2,873,823 for the three month period.

ITEM 2.
This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during its first quarter of fiscal 1997 and 1998.

GENERAL

The Company experienced an increase in net sales, a profit from operation and a profit for the fiscal quarter ended September 30, 1997. Net sales increased 107% during the first quarter from $103,000 in 1997 to $213,000 in 1998. Operating profits increased from $29,000 in the first quarter of fiscal 1997 to $130,000 in fiscal 1998 first quarter. Net profit improved from a loss of $102,000 in 1997 to a profit of $42,000 for the reporting quarter. The Company's gross margin increased to 61.0% in 1998 from 28.2% in 1997. The increase in gross margin was due primarily to the increased sales of the PDS(R) product line in this quarter. Losses are anticipated in 1998 as the Company continues its efforts to obtain increased market acceptance for its Miracle Grip(R) product line, and expand the PDS(R) line to other markets.

The increase in sales for the current period is attributable to the sales in PDS(R) line. Likewise, increases in operating profits are related to the increase in sales and to decreases in overall expenses. It is expected that overhead expenses will increase over the next period due to the expenses related to the Company's annual meeting and pre-payment of insurance and manufacturing costs.

The Company continues to seek increases in sales of the Miracle Grip(R) product line through major food and drug chains in the United States. Likewise, the Company has completed a direct mail test in areas of the country where Miracle Grip(R) is not sold and may continue to pursue sales through that channel as well beginning a market effort on the internet at miraclegrip.com. The Company will require additional capital to manufacture and market existing and future products developed internally.

In late 1996, the Board of Directors completed a reorganization plan to restructure the Company and convert debt to equity. There can be no assurance that the reorganization approved by stockholders in November of 1996 and by the Vancouver Stock Exchange will improve financial performance. Likewise, there can be no assurance that the Company will be able to sustain operations through 1998, convert its remaining raw materials and packaging inventories into salable products or successfully market its products. The Company has previously disclosed that it might seek to sell one or all of its existing product lines and seek to acquire or merge with an existing company. Management continues to pursue this strategy.

The Company has suffered significant net losses, has a substantial accumulated deficit and has generated significant negative cash flows from operations. Marketing expenses and costs to maintain inventory during fiscal 1998 will require significant cash resources. The Company obtained $270,900 in December 1996 and January 1997 in connection with the private placement of equity and warrants. However, there can be no assurance that the additional cash resources will enable the Company to sustain operations in the next fiscal year, convert its remaining raw materials and packaging inventories into salable products or successfully market its products. In consideration of this, additional financing may be required in order to continue to fund operations. See the discussion under "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Income, expressed as a percentage of revenue:

                                             Three Months ended
                                                September 30
                                          1997                1996
--------------------------------- -------------------- ------------------
  NET SALES                                100.0%              100.0%
COSTS AND EXPENSES
Cost of sales                              (39.0%)             (71.8%)
General and administrative                 (37.6%)             (72.8%)
Selling and marketing                       (2.3%)              (7.8%)
Research and development                    (0.5%)              (5.8%)
Depreciation and amortization               (1.4%)             (20.4%)
                                  -------------------- ------------------
OPERATING EXPENSES                         (80.8%)            (178.6%)

INCOME (LOSS) from operations               19.2%              (78.6%)

Total other income (expense):                0.5%              (20.4%)

NET INCOME (LOSS)                           19.7%              (99.0%)
--------------------------------- -------------------- ------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the three months ended September 30, 1997, increased 107.0% to $213,000 from $103,000 for the same period last year. Approximately two-thirds of the 1997 sales were related to PDS(R) Clean product for the dental market which has higher margins, lower cost of goods and lower marketing costs. Sales of the polymer film product line decreased 39.0% from last year's period. This was due to the loss of the REVCO DS account due to their merger with CVS. Net sales of the discontinued stick technology decreased 98.0% compared to the corresponding fiscal 1997 period. Sales of the PDS(R) line were up in this period. However, management does not expect this to recur as sales of that product are sporadic.

Cost of goods sold as a percentage of net sales decreased to 39.0% from 71.8% primarily as the result of a shift in mix of sales, with increased sales in the PDS(R) technology compared to the film technology product and higher gross margins of products sold in the current period. Gross margins are expected to fluctuate in future quarters depending on whether the polymer film technology or the PDS(R) line is the more significant contribution to revenues.

General and administrative expenses increased by $5,000, or 6.7% in the first quarter 1998 period compared to the 1997 period primarily as a result of an increase in professional fees and bad debts. Although management plans to continue cost cutting efforts in this area, overhead expenses are expected to increase in the next quarter.

The decrease of $3,000 or 37.5% in sales and marketing expenses in the first quarter 1998 period was largely associated with a credit of promotional and advertising cost on the Miracle Grip(R) product line from the previous quarter. Currently six brokers representing the Company market the Miracle Grip(R) product. Limited advertising on the internet will begin in 1998.

Research and development expenses decreased to less than $1,000 in the current period due to discontinuation of testing by NewForm Development Labs.

Interest expense decreased to $1,000 due to the conversion of $853,000 of principle and interest. Interest income increased in the period to $2,000.

As a result of the above activities, the Company's performance improved from a loss $102,000 in the fiscal 1997 period, or $(0.08) per share to a profit of $42,000, or $0.01 per share in fiscal 1998's first quarter. If the Company is able to effectively implement internet advertising support for Miracle Grip(R) in 1998, sales volumes for the Miracle Grip(R) product line may improve. However, the Company operates in a highly competitive industry with companies that are better established in the market place and have vastly greater resources than the Company. Therefore, there can be no assurances that demand for the Company's Miracle Grip(R) product line will grow.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1997 was $289,000 compared to a $245,000 at June 30, 1997. The current ratio was 3.5 compared to 3.2 at June 30, 1997. The increase in working capital is due to a profitable first quarter.

There were no capital expenditures in this period.

Total long term debt outstanding was $50,000, not including accrued interest on the debt, at September 30, 1997 of $12,300. Interest on the debt is being accrued monthly.

In December 1996, the Company completed a reorganization plan which included the conversion $853,000 of principle and interest through November 1, 1996 to equity. This transaction was approved by 23 of the 24 noteholders representing 94% of the Company's outstanding debt. The Company is negotiating to restructure the remaining noteholder.

Management believes the reorganization, including the debt conversion to equity, together with existing cash resources and net proceeds from sales of its products and the completed private placement will be satisfactory to fund operations for the next three to five months. There can be no assurance that the

Company will be able to obtain financing on acceptable terms, if at all, to fund operations beyond that time frame. Currently, management is continuing to pursue its strategy to obtain new sources of revenue by reviewing acquisition or merger opportunities.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None.


ITEM 2. CHANGE OF SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27 - Financial Data Schedule

            99 - News Release dated November 12, 1997

        (b) Reports on Form 8-K

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      U.S. MEDICAL SYSTEMS, INC.
                                      THE REGISTRANT

Date:  November 12, 1997
                                      /s/ LEE COOKE
                                      -------------
                                      Lee Cooke
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (Principal Financial Officer

                                 EXHIBIT INDEX


                          27 - Financial Data Schedule

                          99 - News Release dated November 12, 1997