Form 10QSB
period 1997-12-31
US MEDICAL SYSTEMS INC
filed 1998-02-13
CIK 898770

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                           or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from____________ to _________________.

                                                         Commission File Number:
                                                         0-22390


                           U.S. MEDICAL SYSTEMS, INC.

Delaware                                             68-0206382
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
or organization)

7600 Burnet Road, Suite 350, Austin, TX              78757
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code. . . . . . . .  (512) 458-3335

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES      X                NO_____

Number of shares outstanding of the issuer's common stock, as of December 31, 1997: 2,873,823

                           U.S. MEDICAL SYSTEMS, INC.

                                      INDEX


PART I         FINANCIAL INFORMATION                                                PAGE

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets - December 31, 1997
          and June 30, 1997                                                          3

          Unaudited Condensed Consolidated Statements of Operations - For the
          three months ended December 31, 1997 and December 31, 1996                 4

          Unaudited Condensed Consolidated Statement of Operations For the six
          months ended December 31, 1997 and December 31, 1996                       5

          Unaudited Condensed Consolidated Statements of Cash Flows - For the
          six months ended December 31, 1997 and December 31, 1996                   6

          Notes to the Unaudited Condensed Consolidated Financial Statements         7

Item 2.   Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                                  8

PART II. OTHER INFORMATION

          Item 1-4                                                                   9

          Item 5-6                                                                   10

          Signature                                                                  13


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           U.S. MEDICAL SYSTEMS, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 December 31        June 30
                                                                     1997            1997
                                                                 -----------      -----------
ASSETS
Current Assets
  Cash and cash equivalents                                      $   206,000      $   275,000
  Accounts receivable                                                 31,000           16,000
  Inventory                                                           22,000           59,000
  Prepaid expenses                                                    87,000            5,000
                                                                 -----------      -----------
                     TOTAL CURRENT ASSETS                            346,000          355,000

Other Assets
  Property and equipment, net                                         11,000           16,000
  Intangible assets, net                                                  --               --
                                                                 -----------      -----------
                      TOTAL OTHER ASSETS                              11,000           16,000

                                                                 -----------      -----------
                         TOTAL ASSETS                            $   357,000      $   371,000
                                                                 ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                               $    39,000      $    31,000
  Accrued liabilities                                                 14,000           29,000
  Current portion of long-term debt due to stockholders               50,000           50,000
                                                                 -----------      -----------
                   TOTAL CURRENT LIABILITIES                         103,000          110,000
                                                                 -----------      -----------

                       TOTAL LIABILITIES                             102,000          110,000
                                                                 -----------      -----------

Stockholders' Equity
  Common stock, 20,000,000 shares authorized, $.01 par
  value, 2,873,823 issued
  and outstanding December 31, 1997
  and 2,332,023 issued and outstanding June 30, 1996                  29,000           29,000
  Additional paid-in capital                                       7,039,000        7,039,000
  Accumulated deficit                                             (6,813,000)      (6,807,000)
                                                                 -----------      -----------
                  TOTAL STOCKHOLDERS' EQUITY                         254,000          261,000

              TOTAL LIABILITIES AND STOCKHOLDERS'                -----------      -----------
                            EQUITY                               $   357,000      $   371,000
                                                                 ===========      ===========



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


                                                                    For the three months      For the three months
                                                                     ended December 31         ended December 31
                                                                           1997                      1996
                                                                     ------------------       ------------------
                                                                         $   48,000               $  113,000
Net Sales                                                                   (26,000)                 (58,000)
Cost of sales                                                            ----------               ----------
                                                                             22,000                   55,000
                    GROSS PROFIT (LOSS)

Costs and expenses                                                           71,000                   90,000
  General and administrative                                                     --                   31,000
  Selling and marketing                                                       1,000                    1,000
  Research and development                                                    2,000                   40,000
  Depreciation and amortization                                          ----------               ----------
                                                                             74,000                  162,000
                  TOTAL COST AND EXPENSES
                                                                         ----------               ----------
                                                                            (52,000)                (107,000)
               PROFIT (LOSS) FROM OPERATIONS

Other income (expense)                                                        1,000                    1,000
  Interest income                                                            (1,000)                  (8,000)
  Interest expense                                                           (3,000)                   8,000
  Miscellaneous income (expense), net                                    ----------               ----------
                                                                             (3,000)                   1,000
                TOTAL OTHER INCOME (EXPENSE)
                                                                         ----------               ==========
                     NET PROFIT (LOSS)                                   $  (49,000)              $ (106,000)
                                                                         ===========               ==========

Net income (loss) per share                                              $    (0.02)              $    (0.08)
                                                                         ==========               ==========
Weighted average shares outstanding                                       2,873,823                1,372,578





The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATION


                                                                    For the six months        For the six months
                                                                     ended December 31         ended December 31
                                                                           1997                     1996
                                                                    -----------------         -----------------
Net Sales                                                              $  261,000               $   216,000
Cost of sales                                                            (109,000)                 (132,000)
                                                                       ----------                ----------
                         GROSS PROFIT                                     152,000                    85,000

Costs and expenses
  General and administrative                                              151,000                   165,000
  Selling and marketing                                                     5,000                    39,000
  Research and development                                                  2,000                     7,000
  Depreciation and amortization                                             5,000                    61,000
                                                                       ----------                ----------
                   TOTAL COSTS AND EXPENSES                               163,000                   272,000

                                                                       ----------                ----------
                     LOSS FROM OPERATIONS                                 (11,000)                 (187,215)

Other income (expense)
  Interest income                                                           1,000                     1,000
  Interest expense                                                         (2,000)                  (28,000)
  Miscellaneous income (expense), net                                       3,000                    12,000
                                                                       ----------                ----------
                 TOTAL OTHER INCOME (EXPENSE)                              (4,000)                  (15,000

                                                                       ----------                ----------
                            NET LOSS                                   $   (7,000)               $ (203,000)
                                                                       ==========                ==========

Net income (loss) per share                                            $   (0.002)               $    (0.15)

Weighted average shares outstanding                                     2,873,823                 1,294,085








The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           U.S. MEDICAL SYSTEMS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the six months     For the six months
                                                                         ended December 31       ended December 31
                                                                               1997                    1996
                                                                        ------------------      -------------------
Cash flows from operating activities
Net Income (Loss)                                                             $  (7,000)                $(203,489)
Adjustments to reconcile net loss to net cash used for
   operating activities:
     Depreciation and amortization                                                5,000                    60,976
     Write off of excess inventory                                               21,000                       638
     Changes in assets and liabilities
          Accounts receivable                                                   (15,000)                   30,338
          Inventories                                                            16,000                    54,913
          Prepaid expenses and other assets                                     (82,000)                      137
          Accounts payable and accrued liabilities                               (7,000)                   56,940
                                                                              ---------                 ---------

            Net cash used for operating activities                              (69,000)                      453
                                                                              ---------                 ---------

Cash flows from investing activities:
     Proceeds from sales of furniture and equipment                                  --                        --
     Additions to patents                                                            --                        --
                                                                              ---------                 ---------

     Net cash provided by (used for) investing activities                            --                        --
                                                                              ---------                 ---------

Increase (decrease) in cash                                                     (69,000)                  213,275

Cash and cash equivalents at beginning of year                                  275,000                    22,014
                                                                              ---------                 ---------

Cash and cash equivalents at end of period                                    $ 206,000                 $ 235,742
                                                                              =========                 =========

Supplemental non-cash financing activities:

The following occurred in December 1996.

         1.   3,177,325 shares of common stock held in escrow were canceled.
         2.   A one-for-seven reverse split of common stock was completed.
         3. 1,110,983 shares of common stock were issued in exchange for notes payable totaling $747,450 and accrued interest totaling $105,889.



The accompanying notes are an integral part of these unaudited consolidated financial statements

U.S. MEDICAL SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.       ORGANIZATION

         U.S. MEDICAL SYSTEMS, INC. (the "Company") (formally Medical Polymers Technologies, Inc.), through its wholly owned subsidiary U.S. Medical, Inc., develops, produces and markets products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental health care industry.

         The Company's current cash resources have not been sufficient to support the Company's debt interest payments and extensive consumer promotion of existing products. As such, the Company continues to focus its strategy on the Miracle Grip(R) and PDS(R) Clean products. Due to the extensive capital requirements for consumer advertising, the Company will continue to focus in 1998 on its two revenue producing products. In December 1996, the Company completed a restructuring and $853,000 of its long-term debt was converted to equity.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of December 31, 1997, and the results of the Company's operations and its cash flows for the six months ended December 31, 1997 and 1996. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB filed on September 26, 1997 and Form 10-KSB/A1 filed on November 11, 1997.

3.       INVENTORIES

         At December 31, 1997 and December 31, 1996, inventories consisted primarily of finished products, work in progress and raw chemicals. The balance of inventory consisted of packaging materials for Miracle Grip(R).

4.       LONG-TERM DEBT

         The Company completed a private placement of 10% subordinated debt with warrants to existing stockholders on March 1, 1995 for $805,000. This private placement included one stock purchase warrant exercisable for approximately 2.9 shares of $.01 par value Common Stock of the Company for every $1.00 of principal. One cent of each dollar invested was attributed to the purchase of the warrants and $0.99 was attributed to the notes. The warrants were exercisable at any time after September 1, 1995 until February 27, 2000 at an exercise price of $0.15 per share of common stock, subject to adjustment. Terms of debt were 10% interest only to be paid March 1, 1996; 10% interest and one-half of the principal to be paid March 1, 1997; and 10% interest and the balance of the principal was to be paid March 1, 1998. The amount of the proceeds attributable to the warrants ($8,050) was recorded as a discount to debt (to be amortized over the life of the debt) and an increase to additional paid-in capital. Offering expenses of $35,000 were incurred and recorded as an intangible asset in the financial statements. However, the remaining unamortized offering expense of $21,000 were written off in December 1996, when the debt was converted to equity. These expenses were being amortized over the life of the debt. On November 19, 1996, stockholders approved a reorganization plan which converted $853,000 of the principle and interest of this debt to equity. On December 17, 1996 1,110,983 shares of Common Stock were issued to satisfy the above debt. Warrants related to this private placement were canceled as part of the reorganization. At December 31, 1997 one debt holder remained representing $49,500 of principle and approximately $13,250 in interest. The Company is seeking to settle this debt.

5.       REORGANIZATION PLAN

         In order to address the Company's financial problem and return the Company to a stable financial condition, management, with the approval of the Board of Directors, devised a Reorganization Plan. The Reorganization Plan called for the cancellation of all the indebtedness of the Company to its noteholders through an offer to exchange the outstanding notes for the Company's Common Stock. On June 10, 1996, the Vancouver Stock Exchange indicated that it had no objection to the proposed debt settlement with the noteholders. Written approval was secured by 23 of the noteholders. The stockholders approved the debt settlement on November 19, 1996. Stockholders also approved, as part of the reorganization, a consolidation of the Company's shares on a one-for-seven reverse split and approved a change of the name of the Company to U. S. Medical Systems, Inc. Other items the Company took action on as part of the reorganization, which did not require stockholder approval, were: cancellation of 3,177,325 escrowed shares and a private placement which raised approximately $270,900. On December 17, 1996, the Vancouver Stock Exchange approved the reorganization and the Company began trading as U.S. Medical Systems, Inc. on the Vancouver Stock Exchange (Symbol: USS) and the NASD Bulletin Board (Symbol: USME). On January 22, 1997, the Vancouver Stock Exchange approved the private placement. Since the private placement was not approved until January 1997, $213,275 received in December 1996 from investors in the private placement was recorded as U.S. Medical Systems, Inc. liabilities and included in accrued liabilities in the December 31, 1996 financial statements. An additional $57,625 was received in January 1997 and 541,800 shares of Common Stock were issued.

6.       NET INCOME (LOSS) PER SHARE

         Net (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents (if dilutive) during each period. As required by accounting principles generally accepted in the United States, issued and outstanding shares of Common Stock which are held in escrow are excluded from the weighted average number of common and common equivalent shares because the release of such shares is contingent upon the Company reaching certain financial goals which have not yet been attained. On December 31, 1997, the weighted average, excluding escrow shares, was 2,873,823 for the six-month period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during its second quarter of fiscal 1998 and 1997.

GENERAL

The Company experienced a decrease in net sales, a loss from operations and a loss for the fiscal quarter ended December 31, 1997. Net sales decreased 58% during the second quarter from $113,000 in 1997 to $48,000 in 1998. Operating losses decreased from $107,000 in the second quarter of fiscal 1997 to a loss of $52,000 in fiscal 1998 second quarter. Net losses decreased from a loss of $106,000 in 1997 to a loss of $49,000 for the reporting quarter. The Company's gross margin decreased to 46% in 1998 from 48.0% in 1997. Losses are anticipated in 1998 as the Company continues its efforts to obtain increased market acceptance for its Miracle Grip(R) product line, and expand the PDS(R) line to other markets.

The decrease in sales for the current period is attributable to the lack of sales in the PDS(R) line and to slow sales of Miracle Grip(R) leading up to the holiday season. Likewise, increases in operating losses are related to this decrease in sales and increase in overall expenses, especially in G&A related to annual meeting expenses and costs related to merger/acquisition activities. It is expected that overhead expenses will increase over the next period due to the expenses related to the Company's annual meeting and payment of costs relating to merger/acquisition activities.

The Company continues to seek increases in sales of the Miracle Grip(R) product line through major food and drug chains in the United States. Likewise, the Company continues a direct mail program in areas of the country where Miracle Grip(R) is not sold and may continue to pursue sales through that channel as well as beginning a marketing effort on the Internet at miraclegrip.com. The Company will require additional capital to manufacture and market existing and future products developed internally.

In late 1996, the Board of Directors completed a reorganization plan to restructure the Company and convert debt to equity. There can be no assurance that the reorganization approved by stockholders in November 1996 and by the Vancouver Stock Exchange will improve financial performance. Likewise, there can be no assurance that the Company will be able to sustain operations through 1998, convert its remaining raw materials and packaging inventories into salable products or successfully market its products. The Company has previously disclosed that it might seek to sell one or all of its existing product lines and seek to acquire or merge with an existing company. Management continues to pursue this strategy.

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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Income, expressed as a percentage of revenue:

                                                                Six Months ended
                                                                   December 31
                                                           1997                    1996
       --------------------------------------------------------------------------------------
       NET SALES                                          100.0%                  100.0%
       COSTS AND EXPENSES
       Cost of sales                                      (41.8%)                 (61.1%)
       General and administrative                         (57.8%)                 (76.4%)
       Selling and marketing                               (1.9%)                 (18.1%)
       Research and development                             (.8%)                  (3.2%)
       Depreciation and amortization                       (1.9%)                 (28.2%)
                                                 --------------------- ----------------------
       OPERATING EXPENSES                                (104.2%)                (187.0%)

                                                 --------------------- ----------------------
       INCOME (LOSS) from operations                       (4.2%)                 (87.0%)

       Total other income (expense):                        1.5%                   (7.0%)

       NET INCOME (LOSS)                                   (2.7%)                 (94.0%)
       ----------------------------------------- --------------------- ----------------------

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Net sales for the three months ended December 31, 1997, decreased 58.0%, to $46,000 from $113,000 for the same period last year. Sales in the period were related to Miracle Grip(R) consumer product for the retail market which has lower margins, increased cost of goods and higher marketing costs. Sales of the polymer film product line dropped 41% from last year's period. This was due to the inability of the Company to aggressively advertise the product.

Cost of goods sold as a percentage of net sales increased to 54.2% from 51.3% primarily as the result of a shift in mix of sales, with decreased sales in the PDS(R) technology compared to the film technology product and higher gross margins of products sold in the current period. Gross margins are expected to fluctuate in future quarters depending on whether the polymer film technology or the PDS(R) line is the more significant contribution to revenues.

General and administrative expenses decreased by $9,000, or 21.1%, in the first quarter 1998 period compared to the 1997 period primarily as a result of an decrease in travel and contract labor. Although management plans to continue cost cutting efforts in this area, overhead expenses are expected to increase in the next quarter.

The decrease of $31,000 or 96.0%, in sales and marketing expenses in the second quarter 1998 period was largely associated with cost containment. Currently six brokers representing the Company market the Miracle Grip(R) product. Limited advertising on the Internet began in the quarter.

Research and development expenses decreased to less than $1,000 in the current period due to discontinuation of testing by NewForm Development Labs.

Interest expense decreased to $1,000 due to the conversion of $853,000 of principle and interest. Interest income increased in the period to $1,000.

As a result of the above activities, the Company's performance improved from a loss $106,000 in the fiscal 1997 period, or $(0.08) per share, to a loss of $49,000, or $(0.02) per share, in fiscal 1998's second quarter. If the Company is able to effectively implement Internet advertising support for Miracle Grip(R) in 1998, sales volumes for the Miracle Grip(R) product line may improve. However, the Company operates in a highly competitive industry with companies that are better established in the marketplace and have vastly greater resources than the Company. Therefore, there can be no assurances that demand for the Company's Miracle Grip(R) product line will grow.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net sales for the six months ended December 31, 1997 increased $45,000, or 21%, to $261,000 as compared to $216,000 for the same period of the previous year. The increase in net sales was attributable to increased purchases of the PDS(R) product line. Sales of Miracle Grip(R) decreased by 26% in the period over the second quarter of fiscal 1997.

Costs of goods sold as a percentage of net sales declined to 42% from 61% in the fiscal 1997 period. This improvement resulted from the change of mix of products being manufactured.

General and administrative expenses decreased by $14,000, or 8%, to $151,000 in the six-month period. This was due primarily to reduced staff throughout the period, reduction of unnecessary office and lab space and the elimination of certain insurance, consulting and advertising services. The Company incurred a one-time expense of approximately $21,000 for costs associated with inventory write-off. The Company expects that general and administrative expenses will stabilize since the Company is currently placing emphasis on cost controls and limiting non-essential spending whenever feasible.

Sales and marketing expenses also decreased by $34,000, or 87%, from $39,000 in the six-month period last year. This improvement resulted from the management decision to eliminate national advertising until distribution expands.

Research and development expenses decreased 71% to $2,000 in the six-month period. This resulted from the completion of development on current products with NewForm Development Labs. The Company expects that research and development costs will be minimal through the remainder of fiscal year 1998.

Interest expense decreased to $2,000 is attributable to the debt to equity conversion by stockholders from the debt financing of $805,000 on March 1, 1995. The increase in interest income of $2,000 from the previous six-month period last year was a result of more interest bearing investments during the current period due to the reduction of operational losses of the Company.

Net losses of $7,000 were down $196,000, or 97%, from the corresponding fiscal 1997 six-month period. The continued reduction in losses resulted from a steady focus of management cost controls, including less expensive manufacturing processes and completion of major research and development work on the stick technology.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1997 was $243,000 compared to $245,000 at June 30, 1997. The current ratio was 3.4% compared to 3.2 at June 30, 1997. The decrease in working capital is due to costs related to possible merger/acquisition and annual meeting expenses.

There were no capital expenditures in this period.

At December 31, 1997, total long-term debt outstanding was $50,000. Not including accrued interest of $13,200. Interest on the debt is being accrued monthly.

In December 1996, the Company completed a Reorganization Plan which included the conversion of equity of $853,000 of principle and interest through November 1, 1996. This transaction was approved by 23 of the 24 noteholders representing 94% of the Company's outstanding debt. The Company is negotiating to settle with the remaining noteholder.

Management believes the reorganization, including the debt conversion to equity, together with existing cash resources and net proceeds from sales of its products and the completed private placement will be satisfactory to fund operations for the next three to five months. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all, to fund operations beyond that time frame. Currently, management is continuing to pursue new sources of revenue by reviewing acquisition or merger opportunities.


                           PART II - OTHER INFORMATION

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           U.S. MEDICAL SYSTEMS, INC.
                                           THE REGISTRANT

Date:  February 10, 1998
                                           /s/ LEE COOKE
                                           -------------------------------
                                           Lee Cooke
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit Number                     Description
--------------                     -----------
    27                             Financial Data Schedule