Form 10QSB
period 1998-03-31
US MEDICAL SYSTEMS INC
filed 1998-05-14
CIK 898770

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------
                    or

(x) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from January 1, 1998 to March 31, 1998.

                                            Commission File Number:
                                            0-22390
                                            ------------------------------------

                           U.S. MEDICAL SYSTEMS, INC.
                           --------------------------

Delaware                                    68-0206382
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7600 Burnet Road, Suite 350, Austin, TX     78757
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code . . . . . . .  (512) 458-3335

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  X              NO
                   ---                ---

Number of shares outstanding of the issuer's common stock, as of March 31, 1998: 2,938,823

                           U.S. MEDICAL SYSTEMS, INC.

                                     INDEX

PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997                                 3

         Unaudited Condensed Consolidated Statements of
         Operations - For the three months ended
         March 31, 1998 and March 31, 1997                                    4

         Unaudited Condensed Consolidated Statements of
         Cash Flows - For the three months ended
         March 31, 1998 and March 31, 1997                                    5

         Notes to the Unaudited Condensed Consolidated
         Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations                       9

PART II. OTHER INFORMATION

         Item 1- 5                                                           13

         Item 6 - 7                                                          14

         Signature                                                           15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           U.S. MEDICAL SYSTEMS, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31    December 31
                                                                    1998          1997
                                                                (unaudited)
                                                                -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                                     $3,512,000     $  67,000
  Accounts receivable                                              173,000       112,000
  Inventory                                                         94,000        40,000
  Other current assets                                              29,000         3,000
                                                                ----------     ---------
      TOTAL CURRENT ASSETS                                       3,808,000       222,000


Other Assets
  Property and equipment, net                                       64,000        39,000
  Deferred issuance costs                                                -       158,000
  Note receivable from stockholder                                 400,000       300,000
                                                                ----------     ---------
      TOTAL OTHER ASSETS                                           464,000       497,000

                                                                ----------     ---------
      TOTAL ASSETS                                              $4,272,000     $ 719,000
                                                                ----------     ---------
                                                                ----------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $  125,000     $  69,000
  Accrued liabilities and disposal costs                           520,000       442,000
  Current portion of long-term debt                                  4,000         5,000
  Note payable to stockholder                                            -       400,000
                                                                ----------     ---------
      TOTAL CURRENT LIABILITIES                                    649,000       916,000

Long Term Debt, net of current maturities                           17,000        23,000

                                                                ----------     ---------
      TOTAL LIABILITIES                                         $  666,000     $ 939,000

Stockholders' Equity
  U.S. Medical Systems, Inc. preferred stock, 1,000,000 shares authorized,  $0.01 par value, 1,000,000 shares issued and
    outstanding March 31, 1998                                      10,000             -
  U.S. Medical Systems, Inc. common stock, 20,000,000 shares authorized, $0.01 par value, 583,944 shares issued and
    outstanding March 31, 1998                                      29,000             -
  Sharps Compliance, Inc. common stock, 10,000,000 shares
    authorized, $0.01 par value, 5,000,000 shares issued and
    outstanding December 31, 1997                                        -        50,000
  Additional paid-in capital                                     4,252,000        99,000
  Accumulated deficit                                             (685,000)     (369,000)
                                                                ----------     ---------
      Total Stockholders' Equity                                 3,606,000      (220,000)

                                                                ----------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $4,272,000     $ 719,000
                                                                ----------     ---------
                                                                ----------     ---------

            The accompanying notes are an integral part of these
               condensed consolidated financial statements.

                          U.S. MEDICAL SYSTEMS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the three months   For the three months
                                               ended March 31         ended March 31
                                                   1998                   1997
                                                (unaudited)            (unaudited)
                                            --------------------   --------------------
Net Sales                                        $ 462,000             $ 143,000
Cost of sales                                     (243,000)              (93,000)
                                                 ---------             ---------
      GROSS PROFIT                                 219,000                50,000

Costs and expenses
  General and administrative                       472,000                77,000
  Selling and marketing                             90,000                29,000
  Depreciation and amortization                      5,000                 1,000
                                                 ---------             ---------
      TOTAL COST AND EXPENSES                      567,000               107,000

                                                 ---------             ---------
      LOSS FROM OPERATIONS                        (348,000)              (57,000)

Interest income, net                                32,000                     -

                                                 ---------             ---------
      NET LOSS                                   $(316,000)            $ (57,000)
                                                 ---------             ---------
                                                 ---------             ---------

Basic and diluted net loss per share             $   (0.54)            $   (0.02)
                                                 ---------             ---------
                                                 ---------             ---------

Shares used in computing basic and diluted
  net loss per share                               583,944             3,000,000
                                                 ---------             ---------
                                                 ---------             ---------

Pro forma basic and diluted net loss per share   $    (.04)            $    (.02)
                                                 ---------             ---------
                                                 ---------             ---------

Shares used in computing Pro forma basic and
  diluted net loss per share                     7,583,944             3,000,000
                                                 ---------             ---------
                                                 ---------             ---------

            The accompanying notes are an integral part of these
               condensed consolidated financial statements.

                          U.S. MEDICAL SYSTEMS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the three months     For the three months
                                                                   ended March 31           ended March 31
                                                                        1998                     1997
                                                                    (unaudited)              (unaudited)
                                                                --------------------     --------------------
Cash flows from operating activities
Net loss                                                            $ (316,000)              $ (57,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                        5,000                   1,000
    Changes in assets and liabilities
      (Increase) decrease in accounts receivable                       (30,000)                 32,000
      Increase in inventories                                          (32,000)                 (3,000)
      Decrease in other current assets                                  41,000                   4,000
      Increase (decrease) in accounts payable                           34,000                  (6,000)
      Increase in accrued liabilities and disposal costs                64,000                  37,000

                                                                    ----------               ---------
        Net cash provided by (used in) operating activities           (234,000)                  8,000

Cash flows from investing activities:
  Net cash received from the agreement and plan of
    reorganization                                                     205,000                       -
  Note receivable from stockholder                                    (100,000)                      -
  Purchase of property and equipment                                   (19,000)                      -

                                                                    ----------               ---------
        Net cash provided by (used in) for operating activities         86,000                       -

Cash flows from financing activities
  Payment on long-term debt                                             (7,000)                 (2,000)
  Payment of note payable to stockholder                              (400,000)                      -
  Sale of common stock, net of issuance expense                      4,000,000                       -

                                                                    ----------               ---------
        Net cash provided by (used in) financing activities          3,593,000                  (2,000)

Increase in cash                                                     3,445,000                   6,000

Cash and cash equivalents at beginning of period                        67,000                  13,000

                                                                    ----------               ---------
Cash and cash equivalents at end of period                          $3,512,000               $  19,000
                                                                    ----------               ---------
                                                                    ----------               ---------

            The accompanying notes are an integral part of these
               condensed consolidated financial statements.

U.S. MEDICAL SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION

    U.S. Medical Systems, Inc ("USME" or the "Company"), through its wholly owned subsidiary U.S. Medical, Inc., develops, produces, and markets products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental health care industry.

    On February 27, 1998 the Company, Sharps Compliance, Inc. ("Sharps") and all of the stockholders of Sharps entered into an Agreement and Plan of Reorganization (the "Agreement"). The Agreement closed on February 27, 1998. The Company did not have sufficient authorized but unissued shares of Common Stock to issue to the former stockholders of Sharps to complete the transaction. Therefore, under the terms of the Agreement, the Company acquired all of the issued and outstanding Common Stock, $.01 par value, of Sharps in consideration for the issuance of 1,000,000 shares of Preferred Stock, $.01 par value, such that each share of Common Stock of Sharps outstanding on the closing date was exchanged for
    0.142858 shares of Preferred Stock. Each share of Preferred Stock is entitled to 35.190319 votes. Under the terms of the Agreement, the Company committed at its next stockholder meeting to seek approval to effect a one-for five or greater reverse stock split of its Common Stock. Immediately upon the consummation of the reverse stock split, each share of the Preferred Stock will be converted (the "Conversion") into seven
    (7) shares of Common Stock of the Company, and the existing stockholders of the Company will own approximately 583,940 shares and the former shockholders of Sharps will own 7,000,000 shares.

    Sharps now operates as a wholly owned subsidiary of the Company.

    Sharps was incorporated on May 20, 1994 as a provider of mail disposal products and services for certain medical sharps (i.e., needles, syringes and razors) products. Sharps' service is provided primarily to small waste generators to facilitate their compliance with state and federal regulations by tracking, incinerating and documenting the waste disposal. In 1996, Sharps also provided consulting services to other entities related to medical sharps products.

    Sharps has sole-sourced each of its manufacturing, assembly, transportation and disposal functions. Sharps may be impacted by its dependence on the suppliers of these functions. The risk is mitigated by the long-standing business relationships with and reputation of Sharps' suppliers. Although there are no assurances with regard to the future business associations, upon expiration of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs.

2.  BASIS OF PRESENTATION

    The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the acquirer for accounting and financial reporting purposes and the net assets of the Company were combined with those of Sharps at their historical cost basis on the effective date of the Agreement. Sharps has reflected the ongoing results of operation of the Company in its financial statements from the effective date of the Agreement. The combined entity will carry forwarded the Company's fiscal year end of June 30.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and the results of operations and cash flows of Sharps for the three months ended March 31, 1997. These condensed consolidated financial statements should be read in conjunction with the Sharps financial statements for the year ended December 31, 1997 included in the Company's preliminary proxy statement filed on April 22, 1998.

3.  NET LOSS PER SHARE AND UNAUDITED PRO FORMA NET LOSS PER SHARE

    Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income of loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. There are no differences in basis EPS and diluted EPS for any periods.

    Unaudited pro forma loss per share represents basic and diluted net loss per share as if the Conversion had occurred on January 1, 1998, which would have increased the shares used in computing basic and diluted net loss per share by 7,000,000 shares for the three months ended March 31, 1998.

4.  STATEMENTS OF CASH FLOWS

    Cash payments and non-cash activities during the periods indicated were as follows

                                                         Three Months Ended
                                                              March 31
                                                        --------------------
                                                          1998        1997
                                                        --------    --------
         Cash payments for interest                     $  5,000    $      -
         Non-cash deferred issuance cost                 158,000           -
         Net assets of U.S. Medical Systems, Inc.
           related to the Agreement, net of cash          79,000           -

5.  NOTE RECEIVABLE FROM STOCKHOLDER

    In November 1997, Sharps entered into a note receivable with a stockholder and officer of Sharps. All unpaid principal and accrued interest is due in November 2002. In November 1997, the stockholder borrowed $300,000 from Sharps. On February 27, 1998, the stockholder borrowed the remaining $100,000 available under this note.

6.  NOTE PAYABLE TO STOCKHOLDER

    On November 14, 1997, Sharps issued an unsecured promissory note to a stockholder in the amount of $400,000. In connection with the stock offering in February 1998, Sharps subsequently retired the note by paying the stockholder approximately $409,000 for the principal and accrued interest.

7.  DEFERRED FEDERAL INCOME TAXES

    Prior to February 18, 1998, Sharps maintained the status of S Corporation for federal and certain state income tax purposes. As an S Corporation, Sharps is generally not responsible for income taxes.

    On February 18, 1998, Sharps terminated its S Corporation status. Sharps will provide for deferred income taxes for cumulative temporary differences between the tax basis and financial reporting basis of its assets and liabilities at the date of termination.

    Effective with the termination of Sharps' corporation status, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

    At March 31, 1998, Sharps had a deferred tax asset of $134,000 related to the accrued disposal liability. A valuation allowance of $134,000 was provided against the deferred tax asset as it was not realizable at that date.

    As a result of adopting SFAS 109, the Company reported no deferred tax expense in the quarter ended March 31, 1998.

8.  STOCKHOLDERS' EQUITY

    On March 10, 1998, the Company's board of directors approved a 1-for-5.032715 reverse stock split of the Company's Common Stock outstanding, subject to stockholder approval. All Common Stock and per-share information related to the Company's Common Stock included in the accompanying financial statements has been adjusted to give retroactive effect to the split.

    In February 1998, Sharps completed a private placement of 2,000,000 shares of Common Stock (the "Offering"). In return, Sharps received approximately $4,000,000 in proceeds, net of issuance costs of approximately $161,000. The proceeds from the Offering will be used to retire Sharps' indebtedness to a certain stockholder, support Sharps' sales and marketing program and for other working capital purposes.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the reorganized company (i.e., USME and Sharps) during the third quarter of fiscal 1998. The comparison is made to the operating results and financial condition of Sharps as an independent entity for the year 1997.

GENERAL

On February 27, 1998 the Company, Sharps, and all of the stockholders of Sharps entered into the Agreement and Plan of Reorganization (the "Agreement"). The Agreement closed on February 27, 1998. The Company did not have sufficient authorized but unissued shares of Common Stock to issue to the former stockholders of Sharps to complete the transaction. Therefore, under the terms of the Agreement, the Company acquired all of the issued and outstanding Common Stock, $.01 par value, of Sharps in consideration for the issuance of 1,000,000 shares of Preferred Stock, $.01 par value, such that each share of Common Stock of Sharps outstanding on the closing date was exchanged for 0.142858 shares of Preferred Stock. Each share of Preferred Stock is entitled to 35.190319 votes. Under the terms of the Agreement, the Company committed at its next stockholder meeting to seek approval to effect a one-for five or greater reverse stock split of its Common Stock. Immediately upon the consummation of the reverse stock split, each share of the Preferred Stock will be converted (the "Conversion") into seven (7) shares of Common Stock of the Company, and the existing stockholders of the Company will own approximately 583,940 shares and the former shockholders of Sharps will own 7,000,000 shares.

The combined company will shift its main product focus to the Sharps mail back disposal system and will seek to sell the PDS-Registered Trademark-Clean and Miracle Grip-Registered Trademark- product lines. Management believes that the new Sharps product will present a better opportunity for growth of the Company and future value to the stockholders and anticipates that revenues from the PDS-Registered Trademark- Clean and Miracle Grip-Registered Trademark- products will decrease in the next two quarters. In addition, management anticipates that expenses related to USME will decrease in the next two quarters due to the downsizing or sale of its products.

The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the acquirer for the accounting and financial reporting purposes and the net assets of the Company were combined with those of Sharps at their historical cost basis on the effective date of the Agreement. Sharps has reflected the ongoing results of operations of the Company in its financial statements from the effective date of the Agreement. The combined entity will carry forward the Company's fiscal year end of June 30.

Sharps experienced an increase in net sales, a loss from operations and a loss for the fiscal quarter ended March 31, 1998. Net sales increased approximately 95% during the three months ended March 31, from $143,000 in 1997 to $279,000 in 1998. Sharps' net sales increase can be attributed to a wider acceptance of the Sharps mail back disposal system as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Secondly, Sharps has created a product line defined as the Trip LesSystem which will further decrease the need for Sharps' primary customer, home health care facilities, to make an additional trip to the patient's home to retrieve the used sharps container. Finally, due to the overall increase in exposure to contaminated sharps, the Company is continually finding new markets where the Sharps product is a natural fit.
 Sharps has been successfully working with ECOLAB, a major supplier of hotel and restaurant cleansing products, to place the mail back disposal system within many major hotel and motel chains across the United States.

With the Agreement, the reorganized Company has a stronger balance sheet resulting from the $4 million private equity offering completed by Sharps prior to the acquisition on February 27, 1998. The reorganization has provided the Company with the additional capital resources needed to further expand into its core markets and have the ability to find new viable markets to place its products. Some of these capital resources are being used to provide Sharps with a more nationally identifiable image. Sharps has retained a Houston, Texas based marketing firm to better assist the Company with this new image effort. Additionally, a sales team has been assembled to strategically cover the United States to better identify, qualify and assist the existing and new customer base in the use and efficiency benefits of the Sharps product line.

The increases in general and administrative expenses are due to the Company's expansion of its infrastructure and additional resources needed to penetrate the new markets in the three months ended March 31, 1998. The Company has incurred significant general and administrative expenses and resulted in a net loss. As discussed in "Results of Operations," "General and Administrative" and "Selling and Marketing" have significantly increased in
this quarter of 1998 in relation to the same period in 1997.   The needed
additional support and sales staffing, the travel expense associated with Sharps sales personnel and the additional overall increased marketing effort have considerably increased these expense items.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Income, expressed as a percentage of revenue:


                                          Three Months ended
                                                March 31
                                          -------------------
                                            1998        1997
    ---------------------------------------------------------
    NET SALES                              100.0%      100.0%
    COSTS AND EXPENSES
        Cost of sales                      (53.0%)     (65.0%)
        General and administrative        (102.0%)     (54.0%)
        Selling and marketing              (20.0%)     (20.0%)
        Research and development            (0.0%)      (0.0%)
        Depreciation and amortization       (1.0%)      (1.0%)
                                          -------------------
    OPERATING EXPENSES                    (176.0%)    (140.0%)

                                          -------------------
    LOSS FROM OPERATIONS                   (76.0%)     (40.0%)

    Total other income (expense):            7.0%       (0.0%)
                                          -------------------

    NET LOSS                               (69.0%)     (40.0%)
                                          -------------------
                                          -------------------

    ---------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1997

Combined net sales experienced a significant increase for the period. Net sales for the three months ended March 31, 1998 totaled approximately $462,000. Sales for Sharps products increased 95% to $279,000 over the same period in 1997, when sales were $143,000. The increase in sales can be attributed to three major events that were undertaken during the year 1997 and early 1998: first, Sharps introduced a new product line named the Trip LesSystem; second, in January 1998, Sharps increased its sales force and support staff to better cover the United States and service its customers; and last, the Sharps product line has entered the industrial marketplace, which has proven to be a significant part of its customer base. USME had revenues of $183,000. USME sales in the period were primarily the PDS-Registered Trademark- Product and the Miracle Grip-Registered Trademark-consumer product for the retail market.

Sharps' cost of goods sold as a percentage of sales remained relatively flat at approximately 68% for the period. Sharps includes an estimated cost of postage and destruction on its product at the time of sale and accrues this liability until the product is received and destroyed. USME's cost of goods sold as a percentage of net sales was 29.2%, primarily as a result of decreased chemical costs.

Sharps' selling, general and administrative expenses increased approximately 250% in the three months ended March 31, 1998 compared to the same period in 1997. This increase is directly attributable to the addition of sales and support staff required to properly market and support the product line on a national basis. USME had selling, general and administrative expenses of $339,000.

Interest expense decreased to $1,000 due to a debt payoff of $62,700 of debt, including principal and accrued interest payable. Interest income for the Company was approximately $37,000 in the period.

As a result of the above activities, the Company's performance declined from a loss of $57,000 in the fiscal 1997 period, or $(0.02) per share, to a loss of $316,000, or $(0.54) per share, in fiscal 1998's third quarter. On a pro forma basis, the Company's earnings per share would have been $(0.04) per share.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1998 was $3,143,000. The relatively favorable liquidity ratios are primarily due to the successful private placement of 2,000,000 of Sharps Common Stock in February 1998.

Capital expenditures for the combined Company in this period were approximately $19,000 and consisted primarily of computers and computer networking related equipment.

At March 31, 1998, total long-term debt outstanding was approximately $21,000 for the combined Company.

The Company expects to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control, including the nature and timing of marketing and sale activities. Moreover, the Company's ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the home health care, industrial and other markets. Management believes the reorganization and Sharps acquisition will satisfactorily fund operations for the next 12 to 18 months. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all, to fund operations beyond that time frame.

                           PART II - OTHER INFORMATION

ITEMS 1-3. NONE

ITEM 4.    CHANGES IN REGISTRANTS' CERTIFYING ACCOUNTANT.

       a)  Previous independent accountants.

           i. On April 22, 1998, the Company appointed Arthur Andersen LLP ("Andersen") to replace Faske Lay & Co., L.L.P. ("Faske") as independent auditors of the Company for the fiscal year ending June 30, 1998. This change was made in anticipation of the move of the Company's home office from Austin, Texas to Houston, Texas. Faske, which served as independent public accountants of the Company with respect to the Company's financial statements for the fiscal year ended June 30, 1998, is based in Austin, Texas, and Andersen is a national accounting firm with offices in Houston.

           ii. The report of Faske on the Company's consolidated financial statements for the year ended June 30, 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that Faske's report on the consolidated financial statements for the year ended June 30, 1997 included an explanatory paragraph with respect to the Company having suffered recurring losses which raise substantial doubt about its ability to continue as a going concern.

           iii. The decision to engage Andersen as the Company's independent auditors was approved by the Company's board of directors.

           iv. In connection with the audit for the year ended June 30, 1997, and through April 22, 1998, the Company has had no disagreements with Faske on any matter or accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Faske would have caused it to make reference thereto in its report on the consolidated financial statements for such year.

           v. During the year ended June 30, 1997 through April 22, 1998, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Faske has provided to the Company a letter addressed to the Securities and Exchange Commission stating that it has reviewed the disclosure provided herein and in the Company's Current Report on Form 8-K and has no disagreement with the relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-K. A copy of such letter, dated as of April 22, 1998, was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed May 4, 1998.

ITEM 5.    NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits

           The following exhibit are filed as part of this Report:

            Exhibit No.          Description
           -------------         -----------
           Exhibit 10.29         Employment Agreement effective January 1, 1998
                                 by and between Sharps Compliance, Inc. and
                                 Dr. Burt Kunik, and First Amendment to
                                 Employment Agreement (filed herewith).

           Exhibit 27.1          Financial Data Schedule (filed herewith).

       b)  Reports on Form 8-K

           (i) A Current Report on Form 8-K reporting the acquisition of Sharps Compliance, Inc. was filed on March 5, 1998 and amended on May 4, 1998.

           (ii) A Current Report on Form 8-K reporting the change in the registrant's certifying accountant was filed on May 4, 1998.

ITEM 7.    FINANCIAL STATEMENTS AND EXHIBITS

       a)  Not Applicable.

       b)  Not Applicable.

       c)  Exhibits.

            Exhibit No.          Description
           -------------         -----------
           10.29                 Employment Agreement effective January 1, 1998
                                 by and between Sharps Compliance, Inc. and
                                 Dr. Burt Kunik, and First Amendment to
                                 Employment Agreement (filed herewith).

           27.1                  Financial Data Schedule (filed herewith).

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U.S. MEDICAL SYSTEMS, INC.
                                       THE REGISTRANT

Date:  May 15, 1998                    /s/ LEE COOKE
                                       --------------------------------
                                       Lee Cooke
                                       CHAIRMAN OF THE BOARD, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER)