Form 10KSB40
period 1998-06-30
SHARPS COMPLIANCE CORP
filed 1998-09-29
CIK 898770

                                   FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from January 1, 1998 to June 30, 1998.
                                             ---------------    -------------
Commission File Number:  0-22390

                             SHARPS COMPLIANCE CORP.
                 (Name of Small Business Issuer in its Charter)



                Delaware                                74-2657168
                --------                                ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

    9050 Kirby Drive, Houston, Texas                       77054
    --------------------------------                       -----
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number    (713) 432-0300

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

Issuer's revenues for most recent six months:        $730,000

Aggregate market value of the voting stock held by non-affiliates computed by
the closing stock price on September 15, 1998:   $12,464,051

Number of shares outstanding of the issuer's Capital Stock as of September 15, 1998: 7,593,944

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's definitive Proxy Statement for Annual Meeting of Stockholders held on July 23, 1998 are incorporated by reference in Part II and Part III hereof.

(2) Portions of the Registrant's definitive Proxy Statement for Annual Meeting of Stockholders to be held on November 11, 1998 are incorporated by reference in Part II and Part III hereof.

(3) Portions of the Registrant's Transitional Report on Form 10-QSB for the transition period January 1, 1998 to March 31, 1998 are incorporated by reference in Part II hereof.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                              ----      ----

                       ---------------------------------
                            SHARPS COMPLIANCE CORP.

                               TABLE OF CONTENTS*
                          ANNUAL REPORT ON FORM 10-KSB
                       ---------------------------------

                                                                    Page

                                     PART I

Item 1         Description of Business . . . . . . . . . . . . .     2
Item 2         Description of Properties . . . . . . . . . . . .     7
Item 3         Legal Proceedings . . . . . . . . . . . . . . . .     7
Item 4         Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . . .     8

                                    PART II

Item 5         Market for Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . .     8
Item 6         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . .     9
Item 7         Financial Statements  . . . . . . . . . . . . . .    12
Item 8         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . .    12

                                    PART III

Item 9         Directors, Executive Officers, Promoters and
                 Control Persons of the Registrant; Compliance
                 with Section 16(a) of the Exchange Act  . . . .    13
Item 10        Executive Compensation  . . . . . . . . . . . . .    13
Item 11        Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . .    13
Item 12        Certain Relationships and Related Transactions. .    13
Item 13        Exhibits and Reports on Form 8-K. . . . . . . . .    13

               Signatures . . . . . . . . . . .. . . . . . . . .    15

-------------
* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Until February 27, 1998, Sharps Compliance Corp. (formerly U. S. Medical Systems, Inc.) (the "Company"), through its wholly owned subsidiary U. S. Medical, Inc. developed, produced and marketed products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental healthcare industry. As of September 2, 1998, and as further discussed below, the Company divested all of the aforementioned product lines to devote all of its resources to developing its systems that center around the Sharps by Mail Disposal System described below.

On July 23, 1998, the stockholders voted to (i) elect three directors, (ii) approve a one-for-5.032715 reverse stock split, (iii) change the name of the Company to Sharps Compliance Corp., (iv) delete Article 10 of the Company's Certificate of Incorporation relating to specific stockholders' rights, (v) increase the number of shares subject to issuance under the Company's 1993 Stock Plan (vi) ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year June 30, 1998, and (vii) adopt the Company's amended and restated Certificate of Incorporation. Also on July 23, 1998, the Board of Directors elected Dr. Burt Kunik as Chairman of the Board, President and Chief Executive Officer of the Company. The executive offices of the Company were moved from Austin, Texas to the offices of Sharps Compliance, Inc. in Houston, Texas subsequent to the July 23, 1998 stockholders meeting.

On or about September 2, 1998, the Company entered into an agreement with Mr. Lee Cooke, its former Chief Executive Officer and President to sell any and all assets and liabilities related to its subsidiary U. S. Medical, Inc., including
(i) all cash on hand, less $40,000 (ii) all accounts receivable, (iii) all personal property located at the offices in Austin, Texas, (iv) all patents and trademarks owned or licensed to U. S. Medical, Inc., (v) customer lists of U. S. Medical, Inc., (vi) rights to the name U. S. Medical Systems, Inc. and (vii) all of the capital stock of U. S. Medical, Inc. As consideration for the sale of the assets described above, Mr. Cooke waived and released the Company from any and all liabilities in connection with those certain severance obligations of the Company under that certain Employment Agreement entered into between Mr. Cooke and the Company. The Company based its decision on, among other things, an independent evaluation by CFO Services, Inc. of Austin, Texas, of the assets and liabilities of U. S. Medical, Inc. for the total valuation of $99,000.

ACQUISITION OF SHARPS COMPLIANCE, INC.

The Company, Sharps Compliance, Inc. ("Sharps"), and all of the stockholders of Sharps entered into an Agreement and Plan of Reorganization as of February 27, 1998. Sharps is a Texas corporation with its principal office located at 9050 Kirby, Houston, Texas 77054. Sharps focuses on developing cost effective systems for home healthcare and industrial markets that include a Sharps by Mail Disposal System component for medical sharps, which are used (i.e., contaminated) syringes/needles and razors in commercial, industrial and home healthcare industries. Its services are provided primarily to generators of small amounts of medical waste to facilitate their compliance with state and federal regulations by tracking, incinerating and documenting the disposed medical waste.

The Agreement and Plan of Reorganization closed on February 27, 1998. The Company did not have sufficient authorized but unissued shares of Common Stock to issue to the former stockholders of Sharps to complete the transaction. Therefore, under the terms of the agreement, the Company acquired all of the issued and outstanding common stock of Sharps in consideration for the issuance of 1,000,000 shares of Preferred Stock such that each share of common stock of Sharps, par value $.01 per share, outstanding on the closing date was exchanged for 0.142858 shares of Preferred Stock. The Company filed its Certificate of Designation, Powers, Preferences and Rights of the Series of the Preferred Stock with the Secretary of State of the State of Delaware on February 23, 1998, setting forth the terms and conditions of the Preferred Stock upon its issuance. Among other provisions of the Certificate of Designation, each share of Preferred Stock was entitled to
35.190319 votes.

On July 23, 1998, the stockholders of the Company approved a one-for-5.032715 reverse stock split. The Preferred Stock received by the former stockholders of Sharps was converted into seven (7) shares of Common Stock of the Company, at which time the former stockholders of Sharps owned approximately 91% of the issued and outstanding Common Stock of the Company on a fully diluted basis. Upon completion of the conversion, the Company had 7,583,944 shares of Common Stock outstanding, of which the existing stockholders of the Company held 583,944 shares and the former stockholders of Sharps held 7,000,000 shares.

Subsequent to February 27, 1998, Sharps has operated as a wholly owned subsidiary of the Company. The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the acquiror for accounting and financial reporting purposes and the net assets of the Company were combined with those of Sharps at their historical cost basis on the effective date of the Agreement. Sharps has reflected the ongoing results of operation of the Company in its financial statements from the effective date of the Agreement. The combined entity will carry forward the Company's fiscal year end of June 30.

Sharps was formed in May of 1994 by Dr. Burt Kunik. Sharps' systems provide a product for use by small medical waste generators to facilitate their compliance with state and federal regulations by tracking, incinerating and documenting the disposal of sharps (syringes, razors, needles, etc.) by utilizing the Sharps by Mail Disposal System (the "Mail Disposal System"). Sharps occupies a 7,274 square foot office facility in Houston, Texas, and employs 17 full-time employees, most located at the principal place of business of Sharps, 9050 Kirby Drive, Houston, Texas 77054.

The Mail Disposal System contains a securely sealed, leak and puncture resistant sharps container; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters; a red bag for additional containment; and complete documentation and tracking manifest. When the container is full, the customer closes the sharps container, places it in the red bag, places it back inside the approved prepaid shipping carton and deposits the container with the mail carrier who sends the authorized shipping carton through the U.S. Postal Service routing to a municipally owned incinerator providing third party verification of destruction. After destruction of the Mail Disposal System, the incinerator sends verification of such destruction to the customer. The Company has not expended any funds to comply with environmental regulations and relies on the contracted incinerator to comply with all federal, state and local environmental regulations.

Sharps' target market segments include the home healthcare industry; non-healthcare institutional users; the diabetic community that requires insulin injection; dental, veterinarian and physician markets; and other miscellaneous markets where the Mail Disposal System is a fit and is currently under development. While maintaining a low overhead structure, highly automated tracking, accounting and operational systems, cross-trained employees and a quality staff, Sharps has remained flexible and responsive to its customer needs in an industry that demands flexibility, quick response and technological innovation.

Sharps has strategically placed four sales people around the U.S. to sell to the home care market. Sharps' goal is to obtain agreements with home care companies to use its products and arrange for the distributor of choice of that home care company to sell and deliver the product directly to the end user. Sharps sells the product to home health companies and their distributors. Sharps also has two sales people to sell to the non-healthcare institutional market. Sharps' goal is to obtain agreements with large hospitality companies to use its products and arrange for its exclusive distributor to sell and deliver the product to the end user.

In 1998, home care will be affected by the Department of Transportation's ("DOT") new medical waste regulations which will make it more difficult for companies that are non-medical waste transporters to transport medical waste. Management expects the new requirements to be a positive development for Sharps since Sharps believes it can fulfill the home care companies' needs and keep them in compliance with the new regulations.

INDUSTRY ANALYSIS

Today, almost all businesses are affected with waste disposal concerns for safety and liability reasons. Regulated waste such as syringes, razor blades, bloodborne items, bio-hazard waste spills and other sharp waste can occur in the following situations: treating cuts, abrasions and burns; cleaning rooms and finding needles, syringes or blood-soaked items; laundering linens and finding needles or razor blades in towels; maintenance people finding syringes, needles and broken glass with blood stains; and bio-hazard clean-up. Sharps has added products in conjunction with the Mail Disposal System that create cost effective alternatives to customers who are small quantity medical waste generators in applicable industry segments.

MARKET SIZE

Management of Sharps believes that the overall consumption of the Mail Disposal System will grow, with such growth being fueled by a number of factors and applications, including:

     1. The systems that Sharps has assembled makes the Mail Disposal System both user friendly and cost effective.

     2. DOT enforcement of regulations on the transportation of medical waste. In 1998, new regulations will levy heavy fines against non-compliance of regulatory statutes.

     3. Occupational Safety and Health Administration ("OSHA") enhanced regulations to protect all employees from bloodborne pathogens in the workplace (i.e., medical, offices, hotels, office buildings and public locations).

     4. The continued move toward stronger regulations for transporting medical waste. In 1998, new regulations are anticipated to make it more difficult for homecare couriers, company trucks and nurses to legally be able to transport sharps containers.

     5. The overall increased need and appreciation for a full circle of systemic computerized medical waste tracking and verification.

MARKET SEGMENTS

Home Healthcare Industry. The home healthcare industry is a primary market for the SCI Trip LesSystem(TM) which centers around the Mail Disposal System. Sharps' products are distributed to the home healthcare industry through major national homecare equipment and supply distributors. The home healthcare industry is a somewhat fragmented market; however, management of Sharps estimates that there are approximately 20 corporations that dominate the home healthcare market within the United States. Sharps currently has a presence with the majority of those corporations. The SCI Trip LesSystem(TM) is the predominate disposal system with many of the top healthcare corporations and is under serious consideration with several of the remaining companies. Sharps' current principal customers include major nationally known homecare customers such as Apria Healthcare Inc., Coram Healthcare Inc. and Olsten Health Services Inc.

Homecare has intensified its focus on self-injection, resulting in a significant increase in used syringes outside of medical care facilities. Sharps has created a system for the home healthcare industry that will free them from making unnecessary and more costly trips to the patient's home. Sharps has created the SCI Trip LesSystem(TM) for homecare which virtually eliminates the need for all pick-ups from the home after treatment has been completed. Thus, the creation of the SCI Trip LesSystem(TM) has combined three complete programs for return and disposal. All systems contain the Mail Disposal System along with either (i) a prepaid pump return box using Federal Express, (ii) a disposable IV pole to which Sharps owns the patents and manufactures or (iii) a reusable case for the collapsible IV pole and pole mounted IV pump, depending on the patient's therapy. In the home healthcare industry, Sharps has become part of the formulary for dealing with the disposal of the sharps encountered by the leading national homecare companies primarily because of the SCI Trip LesSystem(TM). Sales of the SCI Trip LesSystem(TM) recently have begun to escalate and now account for approximately 20% of Sharps' sales.

Non-healthcare Institutional. The second market segment of Sharps is the non-healthcare institutional market. Management believes that this market will be one of the fastest growing segments and will include hotels, restaurants and manufacturing sites.

Sharps has contracted with ECOLAB as its exclusive distributor to the industrial market. ECOLAB has an extensive marketing program that includes 7,000 sales people. ECOLAB markets to potential users of the Mail Disposal System such as hotels, motels, resorts, schools, colleges, stadiums, daycare centers, planes, trains, cruise ships, casinos, supermarkets, distribution centers, business offices, restaurants, bars and clubs. ECOLAB has a substantial impact in this market, and Sharps has granted an exclusivity to ECOLAB to distribute its Mail Disposal System, custom design cones and wall mount brackets along with Sharps' customized automatic reorder service available for all ECOLAB customers within this marketplace.

Diabetic Community. A third area of focus is the diabetic who often requires numerous insulin injections. Sharps intends to actively market to the vast number of insulin injected diabetics, and this market is expected to grow over the next three to five years because more people are being tested for the condition and modern dietary habits are leading to an increased number of diabetics.

Sharps has positioned itself with Gainor Medical, which management of Sharps believes to be the largest lancet manufacturer in the United States. Gainor distributes directly to the diabetic community through its mail order division and is also in the managed care diabetes management market. Sharps and Gainor are the only marketers of the Mail Disposal System to the diabetic community.

Dentists, Veterinarians and Physicians. Sharps has made a presence within the medical market that has identified the usefulness of the Mail Disposal System. Sharps' product has been demonstrated to be a perfect fit for these small volume waste generators. Sharps has grouped the dental, physician and veterinarian market together due to their similar model and duration usage. 1997 census figures supplied by the American Dental Association, the American Medical Association and the American Veterinary Association indicate that there are approximately 115,000 dentists, 600,000 physicians and 60,000 veterinarians in active practice in the U.S.

Sharps utilizes distributors to reach the dental, veterinarian and physician marketplace. In all areas, Sharps' product is distributed through major distributors within each of the respective markets. Henry Schein and Patterson Dental distribute to dental customers. In the veterinary market, the distributors utilized are The Butler Company and MWI Veterinary Supply. In the physician market, a variety of methods are used to reach the needs of all physicians.

RESEARCH & DEVELOPMENT

The Sharps' Mail Disposal System is seeking new applications in many different areas since small infectious waste generators can be found in many industries. The Company is constantly looking into development of new products to comply with OSHA regulations for disposal of potentially infectious waste and attempting to reduce potential liability. The Company has dedicated a minimum amount of time and money towards research and development of alternative disposal and healthcare treatments, focusing on the acquisition of compatible product lines such as the acquisition of new products such as the "PitchIt" and "PitchIt Jr." disposable IV poles.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. During the six months ended June 30, 1998, four distributors represented approximately 62% of sales; during the year ended December 31, 1997, three distributors represented approximately 74% of sales; and, during the year ended December 31, 1996, one distributor represented approximately 50% of sales. At June 30, 1998, four distributors comprised approximately 72% (or $146,700) of the total accounts receivable balance, and at December 31, 1997, three distributors comprised approximately 80% (or $89,741) of the total accounts receivable balance. Sharps may be affected by its dependence on a limited number of distributors. Management believes the risk is mitigated by the long-standing business relationships with and reputation of Sharps' major customers. Further management believes a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Mail Disposal System.

Sharps continues to sole-source each of its manufacturing, assembly, transportation and disposal functions. Sharps may be affected by its dependence on the suppliers of these functions The risk is mitigated by the long-standing business relationships with and reputation of Sharps' suppliers. Although there are no assurances with regard to the continued future business associations, after expirations of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs due to the large number of potential waste generators.

MANUFACTURING

Manufacturing capabilities are key in the total solution offered by Sharps. Sharps can control quality, remain flexible and be responsive to its customer requirements. The technology required to participate in the various markets is key to being on the forefront of project design. Sharps manufactures its products in Houston, Texas and is currently producing approximately 1,000 systems per day, per shift. The manufacturing facility has the ability to increase its capacity to produce in excess of 3,000 systems per day, per shift. Sharps currently operates one shift, and its manufacturing facility is approximately 15,000 square feet. Sharps entered into a contractual agreement with Winfield Medical on May 12,1998 to manufacture a certain line of Sharps containers for one specific distributor. The Company entered into a contract with Lukens Medical Corporation for the manufacture of certain one, two and three gallon containers for sale to the Company's industrial and healthcare facilities, and diabetic patients.

PATENTS

On June 18, 1998 Sharps completed the purchase of two patented disposable IV poles from IVy Green Corp. for approximately $100,000. The assets purchased included two patents for two different poles, all manufacturing rights, existing customers and a completed prototype for a third pole. On July 22, 1998, the Company filed with the U. S. Patent & Trademark Office an assignment of Patents numbers D390952 and D390953 from IVy Green Corporation to Sharps Compliance, Inc. These disposable poles can be a significant cost saver for homecare companies by eliminating trips to the home to pick up poles after treatment is completed. Sharps has combined these poles with its Mail Disposal Systems to further eliminate unnecessary pick-up trips to a homecare patient.


RISK FACTORS

Dependence on Certain Management Personnel

Sharps' growth and development to date has been largely dependent upon active participation of its current chief executive officer, Dr. Burt Kunik. Although Sharps expects to hire and retain other qualified and experienced management personnel from time to time, the loss of services of any of its current executives, especially Dr. Burt Kunik, could have a material adverse affect on the development of the Company's business. Sharps has applied for key man life insurance on Dr. Kunik only and not on any other officer, director or employee of the Company, but may elect to do so in the future.

Competition

There are several competitors who offer disposal of medical waste services, such as Browning Ferris Industries, Inc. and Ongard System, Inc.; however, no other company focuses primarily on the disposal of sharps and other medical waste use through transport by the U.S. Postal Service. While Sharps currently does not face any significant competition in the mail sharps business, Sharps must compete with other, larger and better financed and capitalized companies. It also may face contemplating additional competition in the future from other businesses which may enter into the same or similar business as Sharps and may be better capitalized than Sharps.


Customer Relationships

Sharps has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers. Sharps has experienced fluctuations in order levels from period to period and expects it will continue to experience fluctuations in the near future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the businesses, financial condition and results of operations of Sharps will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and the general economy. The factors affecting any of the major customers of Sharps or its customers, could have a material adverse effect on the businesses, financial condition and results of operations of Sharps.


Limitation on Burn Facilities

Sharps currently has a contractual arrangement with American 3CI, a company primarily in the business of medical waste disposal through heat incineration. American 3CI has an exclusive arrangement with the City of Carthage, Texas to burn its medical waste at the municipal facility. If for any reason American 3CI was no longer able to burn at the Carthage facility, the Company would be required to obtain an alternative burn site or enter into a contractual relationship with the City of Carthage, Texas. There can be no assurance that such an agreement would ultimately be entered into between Sharps and the City of Carthage, or that the Company would be able to enter into another arrangement for the incineration of its products and at cost that would be acceptable to Sharps.

Limited Operating History; History of Losses

Sharps has a limited operating history, has incurred significant losses from operations since its inception and has had working capital deficits in the past. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate future revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities, and the identification of penetration of additional markets for its products and services. There can be no assurance that future additional capital will be available to Sharps from any other sources, or that if available, it will be on terms acceptable to Sharps.


Governmental Regulation

Currently, Sharps is required to operate within the guidelines established by the OSHA, administered by the Occupational Safety and Health Administration. Such guidelines have been established to promote occupational safety and health standards, and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical wastes including mail sharps. Sharps believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business. However, in the event additional guidelines are established to more specifically control the business of Sharps, additional expenditures may be required in order for Sharps to be in compliance with such changing regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical sharps products could result in a reduced demand for Sharps' services and could have a material adverse effect on Sharps' revenues and financial condition. The scope and duration of existing and future regulations affecting the medical waste disposal industry cannot be anticipated and are subject to change due to political and economic pressures.


Postal Work Interruptions

Since the basis by which Sharps transports its medical sharps products is by use of the United States Postal Service, any interruption in the day-to-day postal services would have a material adverse effect on Sharps' revenues and financial condition. Postal delivery interruptions are rare and cannot be predicted with any certainty. However, since United States Postal employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided.


ITEM 2. DESCRIPTION OF PROPERTY

Sharps currently leases 7,274 square feet of commercial office space in Houston, Texas. The lease period commenced August 1, 1998 and runs through July 31, 2002 at an annual rental rate of $14.11 per square foot. The lease agreement provides for annual escalations based on increases in common area maintenance, property taxes, insurance costs and management. Sharps believes that the facility is adequate and anticipates remaining in the facility for the period of the lease.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending litigation and is not aware of any contemplated proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company sent out proxies to its stockholders dated June 29, 1998 for matters to be voted at the Annual Meeting of Stockholders held on July 23, 1998, in Austin, Texas, and the following proposals were adopted by the margins indicated at such meeting:

     1) The election of three directors to hold office until the next Annual Meeting of Stockholders or until the election and qualification of their respective successors.

             Lee Cooke                 For    34,202,694    Against     -0-    Abstain  4,415
             Parris H. Holmes, Jr.     For    34,202,694    Against     -0-    Abstain  4,415
             Dr. Burt Kunik            For    34,202,694    Against     -0-    Abstain  4,415

     2) A proposal to amend the Company's Certificate of Incorporation to effect a one-for-5.032715 reverse stock split of the Company's common stock.

              For    34,192,019      Against   6,318      Abstain  4,399

     3) A proposal to amend the Company's Certificate of Incorporation to rename the Company Sharps Compliance Corp.

              For    34,199,311      Against   3,494      Abstain  405

     4) A proposal to amend the Company's Certificate of Incorporation to delete Article 10 relating to specific stockholders' rights.

              For    33,053,923      Against   5,822      Abstain  7,658

     5) A proposal to approve an amendment to the Company's 1993 Stock Plan to increase the number of shares of common stock subject to issuance under this plan from 59,609 shares to 1,000,000 shares (after giving effect to the reverse stock split under Proposal 2 above).

              For    33,059,285      Against   10,087     Abstain  712

     6) A proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending June 30, 1998.

              For    34,149,459      Against   1,581      Abstain  14,744

     7) A proposal to adopt the Company's Amended and Restated Certificate of Incorporation.

              For    34,153,541      Against   7,167      Abstain  7,117


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. During the two (2) years ended June 30, 1998 and subsequent, the Common Stock of the Company has been quoted on the NASD OTC Bulletin Board under the symbol "SCOM" (subsequent to July 22, 1998), "USME" (prior to July 23, 1998 and subsequent to December 18, 1996), and "MPTI" (prior to December 19,
1996). The Common Stock has also traded on the Vancouver Stock Exchange for the period under the symbol "USS" except that the Company voluntarily removed its Common Stock from the exchange on June 8, 1998. The Company's Common Stock has had limited trading volume averaging approximately 7,600 shares traded per month (giving effect to the one-for-5.032715 reverse stock split effective July 23, 1998) on the OTC Bulletin Board. The table below sets forth the high and low closing prices at the OTC Bulletin Board for each quarter within the last two (2) fiscal years.

                                                  Common Stock (1)
     Fiscal Year Ended June 30, 1997               High       Low
     First Quarter                                $5.28      $4.40
     Second Quarter                               $4.40      $1.89
     Third Quarter                                $7.54      $1.88
     Fourth Quarter                               $6.29      $1.89

     Fiscal year Ended June 30, 1998
     First Quarter                                $3.15      $1.89
     Second Quarter                               $3.15      $2.83
     Third Quarter                                $5.03      $2.99
     Fourth Quarter                               $5.03      $4.43

     Fiscal Year Ended June 30, 1999
     First Quarter (through September 23, 1998)    $7.50      $2.25

(1) Prices have been adjusted to reflect the effect of the one-for-5.032715 reverse split effective July 23, 1998.

Stockholders: At September 23, 1998, there were 583,944 shares of Common Stock that could be traded. They were held by 209 holders of record. The last reported sale of the Common Stock on September 15, 1998, was $2.25 per share.

Dividend Policy: The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any such dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form lO-KSB contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The discussion below analyzes changes in the consolidated operating results and financial condition of the reorganized company (i.e., Sharps Compliance Corp. and Sharps) during the six months ended June 30, 1998. The comparison is made to the operating results and financial condition of Sharps as an independent entity for the six months ended June 1997.

GENERAL

On February 27, 1998, the Company, Sharps, and all of the stockholders of Sharps entered into the Agreement and Plan of Reorganization (the "Agreement"). The Agreement closed on February 27, 1998. The Company did not have sufficient authorized but unissued shares of Common Stock to issue to the former stockholders of Sharps to complete the transaction. Therefore, under the terms of the Agreement, the Company acquired all of the issued and outstanding Common Stock, $.01 par value, of Sharps in consideration for the issuance of 1,000,000 shares of Preferred Stock, $.01 par value, such that each share of Common Stock of Sharps outstanding on the closing date was exchanged for 0.142858 shares of Preferred Stock. Each share of Preferred Stock is entitled to 35.190319 votes

On July 23, 1998, the stockholders voted to (i) elect three directors, (ii) approve a one-for-5.032715 reverse stock split, (iii) change the name of the Company to Sharps Compliance Corp., (iv) delete Article 10 of the Company's Certificate of Incorporation relating to specific stockholders' rights, (v) increase the number of shares subject to issuance under the Company's 1993 Stock Plan, (vi) ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended June 30, 1998 and (vii) adopt the Company's Amended and Restated Certificate of Incorporation. Also on July 23, 1998, the Board of Directors elected Dr. Burt Kunik as Chairman of the Board, President and Chief Executive Officer of the Company. The executive offices of the Company were moved from Austin, Texas to the offices of Sharps Compliance, Inc. in Houston, Texas subsequent to the July 23, 1998 stockholders meeting.

Following the closing of the Agreement on February 27, 1998, the combined company shifted its main product focus to the Mail Disposal System and sought to sell the PDS(R) Clean and Miracle Grip(R) product lines. Management believed that the new Sharps product presented a better opportunity for growth of the Company and future value to the stockholder.

On or about September 2, 1998, the Company entered into an agreement with Mr. Lee Cooke, its former Chief Executive Officer and President, to sell any and all assets and liabilities related to its subsidiary U. S. Medical, Inc., including
(i) all cash on hand, less $40,000 (ii) all accounts receivable, (iii) all personal property located at the offices in Austin, Texas, (iv) all patents and trademarks owned or licensed to U. S. Medical, Inc., (v) customer lists of U. S. Medical, Inc., (vi) rights to the name U. S. Medical Systems, Inc. and (vii) all of the capital stock of U. S. Medical, Inc. As consideration for the sale of the assets described above, Mr. Cooke waived and released the Company from any and all liabilities in connection with those certain severance obligations of the Company under that certain Employment Agreement entered into between Mr. Cooke and the Company.

The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the acquiror for accounting and financial reporting purposes and the net assets of the Company were combined with those of Sharps at their historical cost basis on the effective date of the Agreement. Sharps has reflected the ongoing results of operations of the Company in its financial statements from the effective date of the Agreement. The combined entity will carry forward the Company's fiscal year end of June 30.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:


                                                  Six Months Ended        Year Ended
                                                      June 30            December 31
                                                 ------------------   ------------------
                                                   1998      1997       1997      1996
                                                   ----      ----       ----      ----
      Net sales                                    100%       100%      100%      100%
      Costs and expenses:
          Cost of sales                            (77%)      (66%)     (75%)     (52%)
          Selling, general and administrative     (163%)      (63%)     (59%)     (52%)
          Depreciation and amortization             (2%)       (3%)      (1%)      (1%)
                                                  ----       ----       ---       ---
      Total operating expenses                    (242%)     (132%)    (135%)    (105%)
                                                  ----       ----
      Loss from operations                        (142%)      (32%)     (35%)      (5%)
      Total other income (expense)                  11%        (2%)      (1%)      (1%)
                                                  ----       ----       ---       ---
      Net loss                                    (131%)      (34%)     (36%)      (6%)
                                                  ====       ====       ===       ===

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net sales increased approximately 129% during the six months ended June 30, from $318,000 in 1997 to $730,000 in 1998. Included in net sales for the six months ended June 30, 1998 were sales from PDS(R) Clean and Miracle Grip(R) products of $45,000 for the period subsequent to the closing of the Agreement which were not part of the Company's sales in 1997. Sharps' net sales increase can be attributed to a wider acceptance of the Sharps mail back disposal system as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Secondly, Sharps has created a product line defined as the Trip LesSystem(TM) which will further decrease the need for Sharps' primary customer, home healthcare facilities, to make an additional trip to the patient's home to retrieve the used sharps container. Finally, due to the overall increase in exposure to contaminated sharps, the Company is continually finding new markets where the Sharps product is a natural fit. Sharps has been successfully working with ECOLAB, a major supplier of hotel and restaurant cleansing products, to place the mail back disposal system within many major hotel and motel chains across the United States.

The increases in selling, general and administrative expenses are due to the Company's expansion of its infrastructure and additional resources expended to penetrate the new markets in the six months ended June 30, 1998. The Company has incurred significant general and administrative expenses, resulting in a net loss. As discussed in "Results of Operations," selling, general and administrative expenses have significantly increased in the first six months of 1998 in relation to the same period in 1997. The needed additional support and sales staffing, the travel expenses associated with Sharps sales personnel and the additional overall increased marketing effort have considerably increased these expense items.

The reorganized Company completed a $4 million private equity offering prior to the acquisition on February 27, 1998. Some of these capital resources are being used to provide Sharps with a more nationally identifiable image. Sharps has retained a Houston, Texas based marketing firm to better assist the Company with this new image effort. Additionally, a sales team has been assembled to strategically cover the United States to better identify, qualify and assist the existing and new customer base in the use and efficiency benefits of the Sharps product line. As of June 30, 1998, the Company has approximately $3,044,000 in cash and short-term investments.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales experienced a significant increase for the period. Net sales for the year ended December 31, 1996 totaled approximately $591,000. Sales for Sharps products increased 40% to $830,000 over the same period in 1997, when sales were $591,000. The increase in sales can be attributed to two major events that were undertaken during the year 1997: first, Sharps introduced a new product line named the Trip LesSystem(TM); and second, the Sharps product line has entered the industrial marketplace, which has proven to be a significant part of its customer base. During 1997, the Company had revenues of $500,000 attributable to the product lines of the Company which are not included in the financial statements of the Company on a pre-acquisition basis. Because Sharps has been treated as the acquiror for accounting and financial reporting purposes, financial results of the Company (formerly U. S. Medical Systems, Inc.) have been excluded from the Results of Operations.

Sharps' selling, general and administrative expenses increased approximately 44% in year ended December 31, 1997 compared to the same period in 1996. This increase is directly attributable to the addition of sales and support staff required to properly market and support the product line on a national basis.

Interest expense increased to $8,000 due to an increase in notes payable to stockholders of $430,000 during October 1997. Interest income for the Company was approximately $3,000 in the period.

As a result of the above activities, the Company's loss for the year ended December 31, 1997 increased to $295,000, or $(0.08) per share, from a loss of $41,000, or $(0.01) per share, in the same period in 1996

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1998 was $2,395,000. The relatively favorable liquidity ratios are primarily due to the successful private placement of 2,000,000 shares of Sharps Common Stock in February 1998.

Capital expenditures for the combined Company during the six months ended June 30, 1998 were approximately $131,000 and consisted of the acquisition of patents and trademarks of $101,000 and computers and computer networking related equipment.

At June 30, 1998, total long-term debt outstanding was approximately $40,000 for the combined Company.

The Company expects to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control, including the nature and timing of marketing and sale activities. Moreover, the Company's ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the home healthcare, industrial and other markets. Management believes the reorganization and Sharps acquisition will satisfactorily fund operations for the next 12 to 24 months. There can be no assurance that the Company will be able to obtain financing on acceptable terms if at all, to fund operations beyond that time frame.

YEAR 2000 ISSUES

     The Company has been evaluating its computer programs and systems to identify potential Year 2000 readiness problems. The Year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date-sensitive information for the Year 2000 and beyond. Unless modified prior to December 31, 1999, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

     The Company believes that the Year 2000 problem will not pose a significant operational problem for the Company. However, it is possible that non-compliant third-party computer systems may pose a problem for the Company in the future. The Company's business, financial condition and results of operations would not be materially adversely affected by the Year 2000 problem if it or unrelated parties fail to successfully address this issue.

     Management of the Company currently anticipates that minimal expenses and capital expenditures would be associated with correcting any of its Year 2000 problems.

     In the event the Company determines the need in the future to implement a plan to address the Year 2000 problem, the Company may need to devote more resources to developing such plan and additional costs may be incurred, which the Company believes would not have a material adverse effect on the Company's financial condition and results of operations. The Company believes problems encountered by the Company's vendors, customers and other third parties would not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are annexed to this report and are referenced as pages F-1 to F-16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information set forth under the caption "Changes in Registrant's Certifying Accountant" on page 13 of the Transitional Report on Form 10-QSB for the transition period January 1, 1998 to March 31, 1998 is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information set forth under the caption "Management," Pages 30 through 32, inclusive, of the Registrant's definitive Proxy Statement for Annual Meeting of Stockholders held on July 23, 1998 are incorporated herein by reference.

Paragraph 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities, to file reports of security ownership and changes in such ownership with the Commission. Officers, directors and greater than 10% beneficial owners also are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth under the captions "Management" and "Executive Compensation," Pages 30 through 36, inclusive, of the Registrant's definitive Proxy Statement for Annual Meeting of Stockholders held on July 23, 1998 are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Security Ownership of Management" and "Certain Beneficial Owners," Pages 16 through 19, inclusive, of the Registrant's definitive Proxy Statement for Annual Meeting of Stockholders held on July 23, 1998 are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions," Pages 36 and 37, inclusive, of the Registrant's definitive Proxy Statement for Annual Meeting of Stockholders held on July 23, 1998 are incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Number      Description of Exhibit

          2.1 Plan of Reorganization pursuant to Board of Directors Resolutions dated August 13, 1996.
          2.2 Agreement and Plan of Reorganization dated as of February 27, 1998, between and among U.S. Medical Systems, Inc., Sharps Compliance, Inc. and its Stockholders
          3.1            Certificate of Domestication of the Company
          3.2            Certificate of Incorporation of Company
          3.3            Certificate of Amendment
          3.4            Bylaws of Company
         *3.5 Amended and Restated Certificate of Incorporation of U.S. Medical Systems, Inc.
         *3.6 Certificate of Elimination of the Series "A" Voting Convertible Preferred Stock

          4.1            Escrow Agreement, dated February 7, 1992, between the
                         Company and Pacific Corporate Trust Company
                         ("Pacific Trust")
          4.2            Form of 1992 Stock Purchase Warrant
          4.3            Warrant Agreement, dated September 10, 1993
                         Form of Note and Waiver
         *4.4            Specimen Stock Certificate
         10.1            Letter Agreement, dated December 15, 1991, between the
                         Company and 406586 B. C. Ltd., Medical Polymers, a
                         California corporation ("MP") and certain stockholder
                         of MP
         10.2            Letter Agreement, dated as of February 7, 1992, between
                         the Company and 405586 B. C. Ltd.
         10.3            Amendment to Exhibit 10.2, dated March 20, 1992
         10.4            Share Purchase Agreement, dated as of February 7, 1992,
                         between the Company, MP, and the stockholders of MP
         10.5            Exclusive Technology License Agreement, dated
                         December 14, 1990, between Dr. Marvin  H. Gold and MP
         10.6            Assignment, dated March 30, 1992, by Marvin H. Gold
         10.7            Letter Agreement, dated March 30, 1992, between
                         Marvin H. Gold and MP
         10.8            Assignment, dated March 30, 1992, by Marvin H. Gold and
                         Robert H. Hodam, Jr.
         10.9            Letter Agreement, dated March 30, 1992, between
                         Marvin H. Gold and MP
         10.10           Letter Agreement, dated March 30, 1992, between
                         Robert H. Hodam, Jr. and MP
         10.11           Supply and Distribution Agreement, dated
                         December 18, 1992, between Midwest Dental Products
                         Corporation and MP
         10.12           Amendment to 10.11, dated June 9, 1993
         10.13           Manufacturing Agreement, dated September 10, 1992,
                         between DPT Laboratories, Inc. and MP
         10.14           Research/Development and Laboratory Services Contract,
                         dated March 13, 1993, between NewForm Development
                         Laboratories, Inc. and MP
         10.15           Product Formulation Consulting Agreement, dated
                         January 18, 1993, between EcoTech and MP
         10.16           Letter Agreement, dated September 4, 1992, between
                         Gibraltar Biological Laboratories and MP
         10.17           Amendment to Exhibit 10.16, dated October 20, 1992
         10.18           Employment Agreement, dated May 22, 1994, between Lee
                         Cooke and the Company
         10.19           Consulting Agreement, dated July 1, 1993, between
                         Parris H. Holmes, Jr. and the Company
         10.20           Amendments to Exhibit 10.14, dated April 26, 1995 and
                         August 1, 1994
         10.21           Research and Development Contract dated
                         December 22, 1993 between MGB and MP
         10.22           Letter of Agreement on consulting services for stock
                         options, dated July 1, 1994, between Wolf Group and
                         MPTI
         10.23           Amendment to Exhibit 10.22, dated March 16, 1995
         10.24           Consulting Agreement, dated February 1, 1995, between
                         Parris H. Homes, Jr. and the Company
         10.25(a)        Amendment to Exhibit 10.22, dated March 16, 1995
         10.25(b)        Amendment pursuant to Board of Directors Resolution,
                         dated August 17, 1995
         10.26(a)        Form of Warrant, dated March 1, 1995
         10.26(b)        Form of Note, dated March 1, 1995
         10.27           Employment Agreement, dated May 22, 1996, between
                         Lee Cooke and the Company

         10.28           Assignment, dated October 26, 1995, by James W.
                         McGinity, Thomas G. Gerding and Roland Bodmeier
         10.29           Employment Agreement effective January 1, 1998 by and
                         between Sharps Compliance, Inc. and Dr. Burt Kunik, and
                         First Amendment to Employment Agreement
        *10.30           Second Amendment to Employment Agreement dated
                         May __, 1998
        *10.31           Exclusive Distributorship Agreement, dated
                         April 1, 1998 between Pro-Tec Containers, Inc. and
                         Sharps Compliance, Inc.
        *10.32           Purchase Agreement between IVY Green Corporation and
                         Sharps Compliance, Inc., dated June 19, 1998
        *10.33           Lease Agreement between Lakes Technology Center, Ltd.
                         and Sharps Compliance, Inc. dated August 1, 1998
        *10.34           Severance Agreement, dated
                         September 2, 1998, between C. Lee Cooke, Jr. and
                         Sharps Compliance, Inc. (formerly known as - U.S.
                         Medical Systems, Inc.)
         16.1            Letter regarding Change in Certifying Accountant
         16.2            Letter regarding Change in Certifying Accountant
         16.3            Letter regarding Change in Certifying Accountant to
                         Faske Lay & Co., L.L.P.
         16.4            Letter regarding changes in Certifying Accountant to
                         Arthur Andersen LLP
        *27.1            Financial Data Schedule

Notes:

*              Filed herewith.

(b)    Reports on Form 8-K

The information set forth under the caption "Exhibits and Reports on Form 8-K" on page 14 of the Registrant's Transitional Report on Form 10-QSB for the transition period January 1, 1998 to March 31, 1998 is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REGISTRANT:

                                         SHARPS COMPLIANCE CORPORATION


Dated: September 28, 1998                By: /s/ Burton J. Kunik
                                            ------------------------------------
                                              Dr. Burton J. Kunik, Chairman
                                              of the Board, President and
                                              Chief Executive Officer

                                         By: /s/ Kent Manby
                                            ------------------------------------
                                              Kent Manby, Vice President and
                                              Chief Financial Officer

                     SHARPS COMPLIANCE CORP. AND SUBSIDARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
   Report of Independent Public Accountants............................... F-2
   Consolidated Balance Sheets as of June 30, 1998
      and December 31, 1997............................................... F-3
   Consolidated Statements of Operations for the Six Months
      Ended June 30, 1998 and 1997 (Unaudited) and the Years Ended
      December 31, 1997 and 1996.......................................... F-4
   Consolidated Statements of Stockholders' Equity (Deficit)
      For the Year Ended December 31, 1997 and the
      Six Months Ended June 30, 1998...................................... F-5
   Consolidated Statements of Cash Flows for the Six Months Ended June 30,
      1998 and 1997 (Unaudited) and the Years Ended December 31, 1997 and
      1996................................................................ F-6
   Notes to Consolidated Financial Statements............................. F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Sharps Compliance Corp.:

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Texas corporation) and subsidiaries as of June 30, 1998, and December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 1998, and December 31, 1997, and the results of their operations and their cash flows for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
August 19, 1998

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS



                                                                                         June 30,       December 31,
                                       ASSETS                                              1998             1997
                                       ------                                           ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $    444,498    $     67,114
   Short-term investments                                                                  2,600,000            --
   Accounts receivable                                                                       203,608         111,682
   Inventory                                                                                 171,506          40,316
   Prepaids and other                                                                         81,258           2,893
                                                                                        ------------    ------------

             Total current assets                                                          3,500,870         222,005

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $123,476 and $10,519, respectively                                                        122,351          38,790

INTANGIBLE ASSETS                                                                            101,225            --

NOTE RECEIVABLE FROM STOCKHOLDER                                                             400,000         300,000

DEFERRED ISSUANCE COSTS                                                                         --           158,600
                                                                                        ------------    ------------
             Total assets                                                               $  4,124,446    $    719,395
                                                                                        ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                             $    418,558    $     69,116
   Accrued disposal costs                                                                    646,482         441,728
   Current maturities of long-term debt                                                       40,707           4,997
   Note payable to stockholder                                                                  --           400,000
                                                                                        ------------    ------------

             Total current liabilities                                                     1,105,747         915,841

LONG-TERM DEBT, net of current maturities                                                     39,980          23,047
                                                                                        ------------    ------------

             Total liabilities                                                             1,145,727         938,888

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value per share; 1,000,000 shares authorized,
     issued and outstanding at June 30, 1998                                                  10,000            --
   Common stock, voting, $.01 par value per share; 20,000,000 shares authorized at June 30, 1998;  583,940 and 5,000,000 shares issued and outstanding,
     respectively                                                                              5,839          50,000
   Additional paid-in capital                                                              4,287,311          98,900
   Accumulated deficit                                                                    (1,324,431)       (368,393)
                                                                                        ------------    ------------

             Total stockholders' equity (deficit)                                          2,978,719        (219,493)
                                                                                        ------------    ------------

             Total liabilities and stockholders' equity (deficit)                       $  4,124,446    $    719,395
                                                                                        ============    ============




                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For the Six Months         For the Year Ended
                                                            Ended June 30                December 31
                                                     --------------------------    --------------------------
                                                        1998           1997            1997           1996
                                                     -----------    -----------    -----------    -----------
                                                                    (Unaudited)

REVENUES:
   Sales, net                                        $   730,034    $   318,154    $   830,211    $   591,353
   Consulting services and other                            --             --            4,225         59,093
                                                     -----------    -----------    -----------    -----------
                     Total revenues                      730,034        318,154        834,436        650,446

COSTS AND EXPENSES:
   Cost of revenues                                      560,071        208,172        625,238        340,370
   Selling, general and administrative expenses        1,192,853        200,599        492,126        340,692
   Depreciation and amortization                          11,701          9,619          7,751          8,515
                                                     -----------    -----------    -----------    -----------
                     Operating loss                   (1,034,591)      (100,236)      (290,679)       (39,131)

INTEREST EXPENSE                                          (6,061)        (6,798)        (7,570)        (2,516)

INTEREST INCOME                                           84,614             74          2,967           --
                                                     -----------    -----------    -----------    -----------
                     Net loss                        $  (956,038)   $  (106,960)   $  (295,282)   $   (41,647)
                                                     ===========    ===========    ===========    ===========
BASIC AND DILUTED NET LOSS PER SHARE                 $      (.14)   $      (.04)   $      (.08)   $      (.01)
                                                     ===========    ===========    ===========    ===========
SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                          6,770,216      3,000,000      3,494,520      3,000,000
                                                     ===========    ===========    ===========    ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                          Sharps Compliance Corp.
                                                           -----------------------------------------------------
                                                               Preferred Stock               Common Stock
                                                           ------------------------    -------------------------
                                                             Shares        Amount         Shares       Amount
                                                           -----------   -----------   -----------   -----------

BALANCE, December 31, 1996                                        --     $      --            --     $      --
   Issuance of common stock for consulting services in
      October 1997                                                --            --            --            --
   Net loss                                                       --            --            --            --
                                                           -----------   -----------   -----------   -----------

BALANCE, December 31, 1997                                        --            --            --            --
   Private placement of common stock in February 1998 at
      $2.00 per share, net of offering costs of $161,075          --            --            --            --
   Issuance of common stock in February 1998, valued at
      $2.00 per share, in satisfaction of note payable            --            --            --            --
   Reverse acquisition in February 1998                      1,000,000        10,000       583,944         5,839
   Net loss                                                       --            --            --            --
                                                           -----------   -----------   -----------   -----------

   BALANCE, June 30, 1998                                    1,000,000   $    10,000       583,944   $     5,839
                                                           ===========   ===========   ===========   ===========




                                                             Sharps Compliance Inc.
                                                                  Common Stock          Additional                     Total
                                                           -------------------------      Paid-In     Accumulated   Stockholders'
                                                             Shares         Amount        Capital       Deficit    Equity (Deficit)
                                                           -----------    -----------   -----------   -----------  ---------------

BALANCE, December 31, 1996                                   3,000,000    $    30,000   $   (26,100)  $   (73,111)  $   (69,211)
   Issuance of common stock for consulting services in
      October 1997                                           2,000,000         20,000       125,000          --         145,000
   Net loss                                                       --             --            --        (295,282)     (295,282)
                                                           -----------    -----------   -----------   -----------   -----------

BALANCE, December 31, 1997                                   5,000,000         50,000        98,900      (368,393)     (219,493)
   Private placement of common stock in February 1998 at
      $2.00 per share, net of offering costs of $161,075     1,915,000         19,150     3,649,775          --       3,668,925
   Issuance of common stock in February 1998, valued at
      $2.00 per share, in satisfaction of note payable          85,000            850       169,150          --         170,000
   Reverse acquisition in February 1998                     (7,000,000)       (70,000)      369,486          --         315,325
   Net loss                                                       --             --            --        (956,038)     (956,038)
                                                           -----------    -----------   -----------   -----------   -----------

   BALANCE, June 30, 1998                                         --      $      --     $ 4,287,311   $(1,324,431)  $ 2,978,719
                                                           ===========    ===========   ===========    ===========   ===========





                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Six Months           For the Year Ended
                                                                      Ended June 30                  December 31
                                                               --------------------------    --------------------------
                                                                  1998           1997            1997          1996
                                                               -----------    -----------    -----------    -----------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $  (956,038)   $  (106,960)   $  (295,282)   $   (41,647)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities-
       Depreciation and amortization                                11,701          9,619          7,751          8,515
       Changes in operating assets and liabilities-
         (Increase) decrease in accounts receivable                 79,074         21,160        (13,310)       (83,561)
         Increase in inventory                                    (108,190)          --          (21,190)       (11,425)
         (Increase) decrease in other current assets               (24,866)         4,363          1,471           --
         Increase in accounts payable and accrued
            liabilities                                            333,442         20,200         31,829            175
         Increase in accrued disposal costs                        204,754         54,757        252,726        151,679
                                                               -----------    -----------    -----------    -----------
       Net cash provided by (used in) operating
           activities                                             (460,123)         3,139        (36,005)        23,736
                                                               -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in acquisition of business                         73,826           --             --             --
   Note receivable from stockholder                               (100,000)          --         (300,000)          --
   Purchases of property and equipment                             (30,262)          --           (4,739)        (9,496)
   Purchases of patents and trademark                             (101,225)          --             --             --
   Purchases of short-term investments                          (2,600,000)          --             --             --
                                                               -----------    -----------    -----------    -----------
       Net cash used in investing activities                    (2,757,661)          --         (304,739)        (9,496)
                                                               -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable to stockholders                        --                         430,000           --
   Payments on notes payable                                      (232,357)        (2,701)       (34,703)        (5,056)
   Net proceeds of private placement                             3,827,525           --             --             --
                                                               -----------    -----------    -----------    -----------
       Net cash provided by (used in) financing
             activities                                          3,595,168         (2,701)       395,297         (5,056)
                                                               -----------    -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          377,384            438         54,553          9,184
CASH AND CASH EQUIVALENTS,
   beginning of period                                              67,114         12,561         12,561          3,377
                                                               -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                       $   444,498    $    12,999    $    67,114    $    12,561
                                                               ===========    ===========    ===========    ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


1. ORGANIZATION AND BACKGROUND:

Organization

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. (SCC) (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiaries, Sharps Compliance of Texas, Inc., d.b.a. Sharps Compliance, Inc. (Sharps), and U.S. Medical Inc. (USM) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 27, 1998, SCC and Sharps entered into an agreement and plan of reorganization (the Agreement). SCC acquired all of the issued and outstanding common stock, $.01 par value, of Sharps in consideration for the issuance of 1,000,000 shares of preferred stock, $.01 par value, such that each share of Sharps' common stock outstanding on the closing date was exchanged for 0.142858 shares of preferred stock. Under the terms of the Agreement, in July 1998, SCC's stockholders approved a 1-for-5.032715 reverse stock split of its common stock, which has been given retroactive effect in the financial statements. Simultaneously with the reverse stock split, each share of preferred stock was converted into seven shares of common stock of SCC, resulting in the existing stockholders of SCC holding 583,944 shares and the former stockholders of Sharps holding 7,000,000 shares. Had the preferred stock conversion taken place as of June 30, 1998, unaudited pro forma stockholders' equity at June 30, 1998, would have been as follows:

              Preferred stock                       $         --
              Common stock                                75,839
              Additional paid-in-capital               4,227,311
              Accumulated deficit                     (1,324,431)
                                                    ------------
                   Total stockholders' equity       $  2,978,719
                                                    ============

The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the accounting acquiror for accounting and financial reporting purposes, and the net assets of SCC were combined with those of Sharps at their historical basis, which approximated their fair market value on the effective date of the Agreement. Sharps has reflected the ongoing results of operations of SCC in its financial statements from the effective date of the Agreement.

Set forth below are unaudited pro forma combined revenues and income data reflecting the pro forma effect of the acquisition on the Company's results of operations for the six months ended June 30, 1998 and 1997, and the year ended December 31, 1997, as if the acquisition had occurred at the beginning of each period presented. These pro forma results are not necessarily indicative of the results which would have actually occurred, nor are they necessarily indicative of future results.



                                               Six Months Ended          Year Ended
                                                    June 30              December 31,
                                           -------------------------
                                              1998           1997            1997
                                           -----------    -----------    -----------
Revenue                                    $   900,834    $   557,154    $ 1,334,000
Net loss                                      (945,713)      (175,960)      (367,000)
Basic and diluted earnings per share              (.14)          (.05)          (.09)


Business

Sharps, which operates as a wholly owned subsidiary of SCC, provides mail disposal services for certain medical sharps products (i.e., needles, razors and syringes). Sharps' products are primarily designed to facilitate small waste generators' compliance with state and federal regulations for the disposal of medical waste. During the years ended December 31, 1997 and 1996, Sharps also provided consulting services related to medical sharps products to other entities.

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers which are primarily distributors. During the six months ended June 30, 1998, four distributors represented approximately 62 percent of sales; during the year ended December 31, 1997, three distributors represented approximately 74 percent of sales; and, during the year ended December 31, 1996, one distributor represented approximately 50 percent of sales. At June 30, 1998, four distributors comprised approximately 72 percent (or $146,700) of the total accounts receivable balance, and at December 31, 1997, three distributors comprised approximately 80 percent (or $89,741) of the total accounts receivable balance. Sharps may be affected by its dependence on a limited number of distributors. Management believes the risk is mitigated by the long-standing business relationships with and reputation of Sharps' major customers. Further, management believes the loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Mail Disposal System.

Sharps has sole-sourced each of its manufacturing, assembly, transportation and disposal functions. Sharps may be affected by its dependence on the suppliers of these functions. The risk is mitigated by the long-standing business relationships with and reputation of Sharps' suppliers. Although there are no assurances with regard to the future business associations after expirations of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs and terms.

USM previously developed, produced and marketed products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental care industry. Effective July 23, 1998, USM ceased operating as a subsidiary of SCC (see Note 10).

The Company has received limited revenues to date and has incurred cumulative losses since its inception. The future success of the Company is dependent upon many factors, including environmental regulation, continuity of its license agreements, successful completion of its product development activities, the identification of and penetration of markets for its products and services, and obtaining funds necessary to complete these activities (see Note 9).


2. SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES:

Interim Financial Information

The interim statement of operations for the six months ended June 30, 1997, is unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the interim financial statements have been included. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 1998, cash equivalents consist of certificates of deposit totaling $250,000. Short-term investments consist of certificates of deposit with original maturities greater than three months but less than one year. Short-term investments are classified as held-to-maturity and are classified at amortized cost, which approximates fair value.

Inventory

Inventory primarily represents finished goods and supplies and is stated at cost using the first-in, first-out method. Cost is not in excess of market.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred.

Intangible Assets

Intangible assets consist of costs related to two patents acquired in June 1998. No amortization expense was recorded through June 30, 1998, as the amount was not significant. The patents will be amortized over their estimated useful lives of five years.

Realization of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of," the Company evaluates the recoverability of property and equipment and intangible or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

Revenue Recognition

Product sales are recognized as revenue when the finished product is shipped to customers. Sales are presented net of estimated refunds to customers for returned merchandise. The Company also recognizes costs, including estimated disposal costs for incineration and postage, at the time the product is shipped. Consulting revenue is recognized as the related services are performed.

Income Taxes

Through December 31, 1997, Sharps' stockholders elected to have Sharps taxed as an S Corporation for federal and state tax purposes, whereby the stockholders were liable for the entity's taxable income on their individual federal and state income tax returns. Accordingly, the financial statements through December 31, 1997, do not include provisions for income taxes.

Effective January 1, 1998, Sharps changed its federal tax status from an S Corporation to a C Corporation and, accordingly, is now subject to federal and certain state income taxes (see Note 7). No pro forma disclosure reflecting income tax expense for periods prior to Sharps' changing its tax status to a C corporation has been presented as the pro forma tax expense for each period is not significant.

Net Loss Per Share

Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Options outstanding as of June 30, 1998 (see Note 9), have not been included in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the six months ended June 30, 1998, preferred shares have been included in the calculation of basic and diluted EPS on an as-converted basis (see Note
1). There are no differences in basic EPS and diluted EPS for all periods presented.

Fair Value of Financial Instruments

The Company considers the fair value of all financial instruments not to be materially different from their carrying values at year-end based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Specifically, Sharps has estimated the cost and related liability for postage and incineration costs associated with the mail-back of full sharps containers for disposal. These estimates are based on Sharps' experience to date and are reflected in accrued disposal costs on the accompanying consolidated balance sheets. Future results may differ from these estimates.

3. NOTE RECEIVABLE FROM STOCKHOLDER:

In November 1997, Sharps entered into a note receivable with a stockholder and officer of Sharps. The note receivable allows the officer to borrow up to $400,000 from Sharps. The note accrues interest at 8 percent per annum, and payments are due over five annual installments equal to one-fifth of the outstanding balance of principal and accrued interest. All unpaid principal and accrued interest are due in November 2002. In November 1997 and February 1998, the stockholder borrowed $300,000 and $100,000, respectively, from Sharps. Pursuant to the officer's employment agreement entered into in January 1998, an annual cash bonus will be paid to the officer equal to one-fifth of the outstanding balance of principal and interest due in 1998 and 1999, with the annual cash bonus to be paid to the officer in 2000 to be equal to the remaining principal and accrued interest due under this note agreement. At June 30, 1998, approximately $42,000 has been accrued for the portion of the annual bonus earned during the six months ended June 30, 1998. In the event the officer withdraws from the Company or is terminated, with or without cause, any remaining principal and interest will remain the obligation of the officer and continue to be due in accordance with the terms of the note agreement.

4. PROPERTY AND EQUIPMENT:

At June 30, 1998, and December 31, 1997, property and equipment consisted of the following:


                                                                 June 30,     December 31,
                                                 Useful Life       1998           1997
                                                ------------   -----------    -----------

Furniture and fixtures                          3 to 5 years   $    42,767    $    13,767
Equipment                                          5 years          81,000           --
Computers and software                          3 to 5 years        91,302          4,784
Automobiles                                        5 years          30,758         30,758
                                                               -----------    -----------
                                                                   245,827         49,309
Less - Accumulated depreciation                                   (123,476)       (10,519)
                                                               -----------    -----------

Net property and equipment                                     $   122,351    $    38,790
                                                               ===========    ===========


5. DEBT:

In July 1995, Sharps entered into a promissory note agreement to finance the purchase of a vehicle. In October 1997, the vehicle was traded in for another vehicle and Sharps entered into a new promissory note agreement, which bears interest at 7.75 percent. The note matures in October 2002 and is due in monthly installments of $581. The acquired automobile secures the new note. The balance outstanding on the note at June 30, 1998, was $25,187 and is due as follows:


Year ending June 30-
   1999                               $  5,207
   2000                                  5,625
   2001                                  6,077
   2002                                  6,565
   2003                                  1,713
                                      --------

                                      $ 25,187
                                      ========


In April 1998, the Company entered into a note agreement with a vendor to purchase equipment. The note bears no interest and is due in monthly installments of $2,500 through February 2000. The note was not discounted as the discount was not significant. The balance outstanding on the note at June 30, 1998, was $55,500 and is due as follows:


Year ending June 30-
   1999                               $  35,500
   2000                                  20,000
                                      ---------

                                      $  55,500
                                      =========


6. PROMISSORY NOTES WITH STOCKHOLDERS:

In September 1997, Sharps entered into a $30,000 unsecured promissory note agreement with a stockholder. The principal and related accrued interest were paid in December 1997.

In November 1997, Sharps issued an unsecured promissory note to a stockholder in the amount of $400,000. The note accrues interest at 8 percent annually with principal and interest due monthly beginning April 15, 1998. In connection with a stock offering in February 1998, Sharps retired the note by paying the stockholder $230,000 in cash and issuing the stockholder 85,000 shares of common stock valued at $2.00 per share, which was management's estimate of fair value at the date of issuance (see Note 9).


7. INCOME TAXES:

Prior to January 1, 1998, Sharps maintained the status of S Corporation for federal and certain state income tax purposes. As an S Corporation, Sharps was generally not responsible for income taxes. Effective January 1, 1998, Sharps terminated its S Corporation election. Accordingly, the Company is subject to federal and state income taxes from that date forward. Effective with the termination of Sharps' S Corporation status, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining whether a valuation allowance should be provided.

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the six months ended June 30, 1998, is as follows:


Statutory rate                                       (34.0)%
Increase in valuation allowance                       36.2
Meals and entertainment                                0.7
Other                                                 (2.9)
                                                ----------
                                                      --  %
                                                ==========

Significant components of the Company's net deferred tax asset at June 30, 1998, are as follows:


Deferred tax assets relating to-
   Net operating loss carryforwards                            $2,283,538
   Accrued disposal costs                                         239,004
                                                               ----------
                Total deferred tax assets                       2,522,542

Deferred tax liability relating to-
     Cash to accrual adjustment
                                                                  (53,147)
Deferred tax valuation reserve
                                                               (2,469,395)
                                                               ----------

Net deferred tax asset                                         $    --
                                                               ==========


At June 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.2 million, of which approximately $5.6 million was acquired in the acquisition in February 1998. The Company's ability to utilize these net operating losses to reduce future taxable income may be limited upon a change of ownership and amounts of separate Company taxable income, as defined by the Internal Revenue Code. The carryforwards will begin to expire in 2008 if not otherwise used. A valuation allowance has been established to fully offset the Company's deferred tax assets due to the Company's history of losses since inception. The valuation reserve relates primarily to the Company's net losses. The Company has not made any income tax payments since inception.

8. SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest during the six months ended June 30, 1998 and 1997, and the years ended December 31, 1997 and 1996, was $6,062, $6,798, $3,706 and
$2,499, respectively.

The following noncash financing and investing transactions have been excluded from the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, and the years ended December 31, 1997 an 1996:


                                                    Six Months                Year Ended
                                                  Ended June 30              December 31
                                           ------------------------   -----------------------
                                              1998          1997         1997         1996
                                           ----------    ----------   ----------   ----------
                                                        (unaudited)

 Deferred issuance costs                   $ (158,600)   $     --     $  158,600   $     --
 Trade-in of automobile and
    reduction of note payable                    --            --         17,409         --
 Purchase of equipment through
    issuance of note payable                   66,000          --           --           --
 Satisfaction of note payable
    through issuance of
    common stock                              170,000          --           --           --


9. STOCKHOLDERS' EQUITY:

Common Stock

In October 1997, Sharps issued a total of 2,000,000 shares of common stock to two consultants for services provided. Management valued the shares at $145,000, which was management's estimate of the fair market value of the services provided.

On December 12, 1997, Sharps' stockholders increased the number of authorized shares of common stock of Sharps from 1,000,000 shares to 10,000,000 shares and effected a 300-for-1 stock split of Sharps' common stock outstanding on that date. All common stock and per share information included in the accompanying financial statements has been adjusted to give retroactive effect to the split.

In February 1998, Sharps completed a private placement (the Offering) of 1,915,000 shares of common stock for net proceeds of approximately $3,828,000. The proceeds from the Offering were used to support Sharps' sales and marketing program and for other working capital needs. Additionally, Sharps issued 85,000 shares of common stock in partial satisfaction of its $400,000 note payable to a stockholder (see Note 6).

In February 1998, SCC acquired Sharps through the issuance of preferred stock in exchange for all of Sharps' outstanding common stock. In July 1998, the preferred stock of SCC was converted to 7,000,000 shares of common stock (see
Note 1).

Warrants

At June 30, 1998, 40,904 warrants to purchase one-half share of common stock at $5.03 per share were outstanding. These warrants expire in January 1999 and have not been assigned a dollar value as management believes the value of the warrants was not significant at the date of issuance.

1993 Stock Plan

During 1993, SCC established the 1993 Stock Plan (the Plan) covering employees of and consultants to the Company. The Plan, as amended, provides for the granting of options, either incentive or nonstatutory, to purchase up to 1,000,000 shares of the Company's common stock. Options granted vest over a period of up to four years. Options expire five years after the date of grant. At June 30, 1998, 75,140 options with an exercise price of $3.02 per share had been granted and were exercisable. These options expire in January 2002. As of June 30, 1998, no options had been exercised or canceled, no additional grants had been made, and 924,860 shares remained available for grant under the Plan. Pursuant to the Plan, in July 1998, certain employees and consultants were granted 232,500 options with an exercise price of $2.00 per share.



10. COMMITMENTS AND CONTINGENCIES:

Insurance

Sharps is subject to numerous risks and uncertainties because of the nature and status of its operations. Sharps maintains insurance coverage for events and in amounts that it deems appropriate. Management believes that uninsured losses, if any, will not be materially adverse to Sharps' financial position or results of operations.

Sales and Distribution Agreement

On June 1, 1995, Sharps entered into a six-year exclusive agreement with American 3CI Complete Compliance Corporation (American 3CI). Among other things, Sharps has agreed to pay a per pound fee up to a maximum of $6.00 for every Sharps by Mail Disposal System (the "Mail Disposal System") that is destroyed at an American 3CI incinerator. Obligations related to Mail Disposal System units sold but not yet incinerated are estimated and included in accrued disposal costs in the accompanying balance sheets, although amounts in excess of minimum payments are not due until incineration has occurred. Payments related to this agreement during the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, were $32,641, $41,018 and $11,797, respectively.
Sharps has guaranteed annual minimum payments to American 3CI of $25,000 through June 30, 2001. Sharps has the option to renew the agreement after 2002 for an additional five-year period at a rate not in excess of 20 percent more than the current disposal rate and the minimum annual payments.

Distributor Agreements

On August 1, 1996, Sharps entered into an agreement with Ecolab, Inc., for it to be Sharps' exclusive U.S. distributor of the Mail Disposal System in commercial and industrial markets. The price of the system remained constant for the first six months of the agreement. Thereafter, the price was and will be reviewed quarterly and adjusted upon the mutual agreement of the parties. The term of the agreement is for one year with an automatic renewal for one-year periods unless either party provides notice of termination to the other within 120 days prior to expiration of the then current term.

On April 1, 1998, the Company entered into an agreement with Lukens Medical Corporation (Lukens), for the Company to be the exclusive domestic distributor of certain of Lukens' medical waste containers. The term of the agreement is for five years, with automatic renewals for two-year periods unless either party provides notice of termination to the other within 90 days prior to the expiration of the then current term. Purchases related to this agreement during the six months ended June 30, 1998 were $60,479. The Company has guaranteed annual purchase commitments under this agreement as follows:

     Year ending June 30-
          1999                                       $  157,500
          2000                                          189,000
          2001                                          227,000
          2002                                          277,750
          2003                                          233,250
                                                     ----------
                    Total purchase commitments       $1,079,500
                                                     ==========

Manufacturing Agreement

On May 12, 1997, Sharps entered into an agreement with Winfield Medical (Winfield) for it to be Sharps' exclusive manufacturer of a certain line of sharps containers for one specific distributor. The prices of the containers are fixed based upon the number purchased, and Winfield may increase prices, no more than once per year, upon notice to Sharps. Effective March 16, 1998, the agreement was amended to extend its term through January 15, 1999, with an option to further extend the term to December 31, 1999, if certain minimum purchase requirements are established. As of June 30, 1998, these requirements had not been determined and minimal purchases under this agreement had occurred.

Licensing and Purchase Agreement

On August 13, 1997, Sharps entered into a letter of intent with Novo Nordisk Pharmaceutical, Inc. (Novo), for the exclusive right to develop and use molds, patents, if any, and technical know-how attributable to the manufacturing of plastic sharps containers for use by Novo. The term of the agreement is for five years with automatic renewal periods of one year, unless either party provides notice of termination to the other within 60 days prior to the expiration of the current term. Associated with this agreement, Sharps agreed to pay Novo a per unit royalty to be mutually agreed upon by the companies. At June 30, 1998, no sharps containers relating to this agreement had been sold.

Sales Representation Agreements

On February 21, 1995, Sharps entered into a sales representation agreement with a sales agency for promotion of the Mail Disposal System exclusively in the veterinary market. The initial term of the agreement was for a two-year period with automatic two-year renewal periods, unless either party notified the other 90 days prior to expiration of the current period of its intent to terminate. The agreement further specifies a 15 percent commission on net sales as defined in the agreement. Commission expense related to this agreement was $1,150, $3,679 and $2,589 for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, respectively.

On April 1, 1995, Sharps entered into a sales representation agreement with an independent sales agent for promotion of the Mail Disposal System. The initial term of the agreement was for a two-year period with an automatic three-year renewal unless either party notified the other in writing, 90 days prior to expiration, of its intent to terminate at the end of such period. As defined in the agreement, a 10 percent commission was to be paid to the sales representative based on net sales. This agreement was terminated effective December 31, 1997. Commission expense related to this agreement was $12,714 and $4,286 for the years ended December 31, 1997 and 1996, respectively.

Operating Leases

Sharps leases office space and equipment under operating lease agreements, which expire at various dates through July 2002. Rent expense for the six months ended June 30, 1998, and the years ended December 31, 1997 and 1996, was approximately $8,300, $18,100 and $11,700, respectively. Future minimum lease payments under noncancelable operating leases are as follows:


Year ending June 30-
   1999                                                        $  50,284
   2000                                                           51,518
   2001                                                           50,060
   2002                                                           47,136
   2003                                                            3,928
                                                               ---------

                Total minimum lease payments                   $ 202,926
                                                               =========

Severance Agreement

Effective July 22, 1998, an employment agreement with the former chief executive officer and president (former officer) of SCC was terminated. Subsequently thereafter and in connection therewith, the former officer received certain assets and assumed certain liabilities of SCC. Additionally, the former officer obtained the rights to all patents and trademarks, products, customer lists and the former corporate name of SCC and received all of the capital stock of USM, a wholly owned subsidiary of SCC (see Note 1).

                                 EXHIBIT INDEX

    EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT
    --------------       ----------------------

          2.1            Plan of Reorganization pursuant to Board of Directors
                         Resolutions dated August 13, 1996.
          2.2            Agreement and Plan of Reorganization dated as of
                         February 27, 1998, between and among U.S. Medical
                         Systems, Inc., Sharps Compliance, Inc. and its
                         Stockholders
          3.1            Certificate of Domestication of the Company
          3.2            Certificate of Incorporation of Company
          3.3            Certificate of Amendment
          3.4            Bylaws of Company
         *3.5            Amended and Restated Certificate of Incorporation of
                         U.S. Medical Systems, Inc.
         *3.6            Certificate of Elimination of the Series "A" Voting
                         Convertible Preferred Stock
          4.1            Escrow Agreement, dated February 7, 1992, between the
                         Company and Pacific Corporate Trust Company
                         ("Pacific Trust")
          4.2            Form of 1992 Stock Purchase Warrant
          4.3            Warrant Agreement, dated September 10, 1993
                         Form of Note and Waiver
         *4.4            Specimen Stock Certificate
         10.1            Letter Agreement, dated December 15, 1991, between the
                         Company and 406586 B. C. Ltd., Medical Polymers, a
                         California corporation ("MP") and certain stockholder
                         of MP
         10.2            Letter Agreement, dated as of February 7, 1992, between
                         the Company and 405586 B. C. Ltd.
         10.3            Amendment to Exhibit 10.2, dated March 20, 1992
         10.4            Share Purchase Agreement, dated as of February 7, 1992,
                         between the Company, MP, and the stockholders of MP
         10.5            Exclusive Technology License Agreement, dated
                         December 14, 1990, between Dr. Marvin  H. Gold and MP
         10.6            Assignment, dated March 30, 1992, by Marvin H. Gold
         10.7            Letter Agreement, dated March 30, 1992, between
                         Marvin H. Gold and MP
         10.8            Assignment, dated March 30, 1992, by Marvin H. Gold and
                         Robert H. Hodam, Jr.
         10.9            Letter Agreement, dated March 30, 1992, between
                         Marvin H. Gold and MP
         10.10           Letter Agreement, dated March 30, 1992, between
                         Robert H. Hodam, Jr. and MP
         10.11           Supply and Distribution Agreement, dated
                         December 18, 1992, between Midwest Dental Products
                         Corporation and MP
         10.12           Amendment to 10.11, dated June 9, 1993
         10.13           Manufacturing Agreement, dated September 10, 1992,
                         between DPT Laboratories, Inc. and MP
         10.14           Research/Development and Laboratory Services Contract,
                         dated March 13, 1993, between NewForm Development
                         Laboratories, Inc. and MP
         10.15           Product Formulation Consulting Agreement, dated
                         January 18, 1993, between EcoTech and MP

    EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT
    --------------       ----------------------
         10.16           Letter Agreement, dated September 4, 1992, between
                         Gibraltar Biological Laboratories and MP
         10.17           Amendment to Exhibit 10.16, dated October 20, 1992
         10.18           Employment Agreement, dated May 22, 1994, between Lee
                         Cooke and the Company
         10.19           Consulting Agreement, dated July 1, 1993, between
                         Parris H. Holmes, Jr. and the Company
         10.20           Amendments to Exhibit 10.14, dated April 26, 1995 and
                         August 1, 1994
         10.21           Research and Development Contract dated
                         December 22, 1993 between MGB and MP
         10.22           Letter of Agreement on consulting services for stock
                         options, dated July 1, 1994, between Wolf Group and
                         MPTI
         10.23           Amendment to Exhibit 10.22, dated March 16, 1995
         10.24           Consulting Agreement, dated February 1, 1995, between
                         Parris H. Homes, Jr. and the Company
         10.25(a)        Amendment to Exhibit 10.22, dated March 16, 1995
         10.25(b)        Amendment pursuant to Board of Directors Resolution,
                         dated August 17, 1995
         10.26(a)        Form of Warrant, dated March 1, 1995
         10.26(b)        Form of Note, dated March 1, 1995
         10.27           Employment Agreement, dated May 22, 1996, between
                         Lee Cooke and the Company
         10.28           Assignment, dated October 26, 1995, by James W.
                         McGinity, Thomas G. Gerding and Roland Bodmeier
         10.29           Employment Agreement effective January 1, 1998 by and
                         between Sharps Compliance, Inc. and Dr. Burt Kunik,
                         and First Amendment to Employment Agreement
        *10.30           Second Amendment to Employment Agreement dated
                         May __, 1998
        *10.31           Exclusive Distributorship Agreement, dated
                         April 1, 1998 between Pro-Tec Containers, Inc. and
                         Sharps Compliance, Inc.
        *10.32           Purchase Agreement between IVY Green Corporation and
                         Sharps Compliance, Inc., dated June 19, 1998
        *10.33           Lease Agreement between Lakes Technology Center, Ltd.
                         and Sharps Compliance, Inc. dated August 1, 1998
        *10.34           Severance Agreement, dated
                         September 2, 1998, between C. Lee Cooke, Jr. and
                         Sharps Compliance, Inc. (formerly known as - U.S.
                         Medical Systems, Inc.)
         16.1            Letter regarding Change in Certifying Accountant
         16.2            Letter regarding Change in Certifying Accountant
         16.3            Letter regarding Change in Certifying Accountant to
                         Faske Lay & Co., L.L.P.
         16.4            Letter regarding changes in Certifying Accountant to
                         Arthur Andersen LLP
        *27.1            Financial Data Schedule

Notes:

*              Filed herewith.