Form 10QSB
period 1998-09-30
SHARPS COMPLIANCE CORP
filed 1998-11-06
CIK 898770

                                  FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the transition period from ____________ to ______________.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES [X] NO [ ]

Number of shares outstanding of the issuer's Capital Stock as of October 26, 1998: 7,626,444

Transitional Small Business Disclosure Format (check one): Yes  [ ]  No  [X]

                            SHARPS COMPLIANCE CORP.

                                     INDEX

PART I           FINANCIAL INFORMATION PAGE                                                                  PAGE
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 1998 (Unaudited) and June
            30, 1998                                                                                           3

        Condensed Consolidated Statements of Operations (Unaudited) - For the three months
            ended September 30, 1998 and 1997                                                                  4

        Condensed Consolidated Statements of Cash Flows (Unaudited)  - For the three
            months ended September 30, 1998 and 1997                                                           5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                                       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  7

PART II          OTHER INFORMATION                                                                            10

Item 6. Exhibits and Reports on Form 8-K                                                                      10

SIGNATURE                                                                                                     11

PART I            FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 ASSETS                                 September 30,
                                                                                            1998           June 30,
                                                                                          Unaudited          1998
                                                                                        -------------     -----------
      CURRENT ASSETS:
        Cash and cash equivalents                                                        $    51,000       $   444,000
        Short-term investments                                                             2,500,000         2,600,000
        Accounts receivable                                                                  363,000           204,000
        Inventory                                                                            111,000           172,000
        Prepaids and other                                                                    59,000            81,000
                                                                                         -----------       -----------
                   Total current assets                                                    3,084,000         3,501,000

      PROPERTY AND EQUIPMENT, net                                                            140,000           122,000

      INTANGIBLE ASSETS, net                                                                 100,000           101,000

      NOTE RECEIVABLE FROM STOCKHOLDER                                                       400,000           400,000
                                                                                         -----------       -----------

                   Total assets                                                          $ 3,724,000       $ 4,124,000
                                                                                         ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
         Accounts payable and accrued liabilities                                        $   324,000       $   418,000
         Accrued disposal costs                                                              781,000           646,000
         Current maturities of long-term debt                                                 41,000            41,000
                                                                                         -----------       -----------
                   Total current liabilities                                               1,146,000         1,105,000

      LONG-TERM DEBT, net of current maturities                                               31,000            40,000
                                                                                         -----------       -----------
                   Total liabilities                                                       1,177,000         1,145,000

      COMMITMENTS AND CONTINGENCIES

      STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value per share; -0- and 1,000,000 shares authorized;
           -0- and 1,000,000 shares issued and outstanding, respectively                         --             10,000
       Common  stock, $.01 par value per share; 20,000,000 shares authorized;
           7,593,944  and 583,944 shares issued and outstanding, respectively                 76,000             6,000
       Additional paid-in capital                                                          4,247,000         4,287,000
       Accumulated deficit                                                                (1,776,000)       (1,324,000)
                                                                                         ----------       -----------

                   Total stockholders' equity                                              2,547,000         2,978,000
                                                                                         -----------       -----------

                   Total liabilities and stockholders' equity                            $ 3,724,000       $ 4,124,000
                                                                                         ===========       ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                   SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the Three Months
                                                                Ended  September  30
                                                               1998              1997
                                                           ------------      ------------
 SALES, net                                                    $578,000          $229,000

COSTS AND EXPENSES:
   Cost of revenues                                             354,000           218,000
   Selling,  general and administrative expenses                711,000            99,000
   Depreciation and amortization                                 10,000             3,000

                     Operating loss                            (497,000)          (91,000)
                                                           ------------      ------------
INTEREST EXPENSE                                                     --            (2,000)

INTEREST INCOME                                                  45,000                --
                                                           ------------      ------------
                     Net loss                                 $(452,000)         $(93,000)
                                                           ============      ============
BASIC AND DILUTED NET LOSS PER SHARE                          $    (.06)         $   (.03)
                                                           ============      ============
SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                                 7,586,987         3,000,000
                                                           ============       ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Three Months
                                                                      Ended  September 30
                                                                      1998             1997
                                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(452,000)       $ (93,000)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities-
       Depreciation and amortization                                    11,000           3,000
       Changes in operating assets and liabilities-
      (Increase) in accounts receivable                               (159,000)        (11,000)
      (Increase) decrease in inventory                                  61,000         (30,000)
      Decrease in other current assets                                  22,000              --
      Increase (decrease) in accounts payable and accrued
         liabilities                                                   (74,000)          4,000
      Increase in accrued disposal costs                               135,000         112,000
                                                                    ----------       ---------
   Net cash used in operating activities                              (456,000)        (15,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (28,000)             --
   Sales of short-term investments                                     100,000              --
                                                                    ----------       ---------
       Net cash used in investing activities                            72,000              --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                            --            30,000
   Payments on notes payable                                            (9,000)         (4,000)
                                                                    ----------       ---------
       Net cash provided by (used in) financing
             activities                                                 (9,000)         26,000
                                                                    ----------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        (393,000)         11,000

CASH AND CASH EQUIVALENTS, beginning of period                         444,000          13,000
                                                                    ----------       ---------
CASH AND CASH EQUIVALENTS, end of period                            $   51,000       $  24,000
                                                                    ==========       =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1998

1.  ORGANIZATION AND BACKGROUND:

ORGANIZATION

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp., formerly U.S. Medical Systems, Inc. ("SCC"), and its wholly owned subsidiaries, Sharps Compliance, Inc., d.b.a. Sharps Compliance, Inc. of Texas ("Sharps"), and U.S. Medical, Inc. ("USM") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 27, 1998, SCC and Sharps entered into an agreement and plan of reorganization (the "Agreement"). SCC acquired all of the issued and outstanding common stock, $.01 par value, of Sharps in consideration for the issuance of 1,000,000 shares of preferred stock, $.01 par value, such that each share of Sharps common stock outstanding on the closing date was exchanged for
0.142858 shares of SCC preferred stock. On July 23, 1998, SCC's stockholders approved a 1-for-5.032715 reverse stock split of its outstanding common stock, which has been given retroactive effect in the financial statements. Simultaneously with the reverse stock split, each share of preferred stock was converted into seven shares of common stock of SCC, resulting in the existing stockholders of SCC holding 583,944 shares and the former stockholders of Sharps holding 7,000,000 shares.

The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the accounting acquiror for accounting and financial reporting purposes, and the net assets of SCC were combined with those of Sharps at their historical basis, which approximated their fair market value on the effective date of the Agreement. Sharps has reflected the ongoing results of operations of SCC in its financial statements from the effective date of the Agreement. Financial information for the three months ended September 30, 1997 reflects the results of operations of Sharps prior to the Agreement.

On or about September 2, 1998, the Company entered into a severance agreement (the "Severance Agreement") with Mr. Lee Cooke, SCC's former Chief Executive Officer and President, to transfer any and all assets and liabilities of USM, which consisted of (i) all cash on hand, less $40,000, (ii) all accounts receivable, (iii) all personal property located at the offices in Austin, Texas, (iv) all patents and trademarks owned or licensed to USM, (v) customer lists of USM, (vi) rights to the name U. S. Medical Systems, Inc. and (vii) all of the capital stock of USM. As consideration for the transfer described above, Mr. Cooke waived and released the Company from any and all liabilities and severance obligations which were due Mr. Cooke in connection with that certain employment agreement entered into between Mr. Cooke and the Company. The Severance Agreement was effective July 31, 1998. The financial results of USM prior to the effective date of the Severance Agreement were included in the consolidated statement of operations for the three months ended September 30, 1998. The net book value of the assets and liabilities of USM transferred was approximately $92,000 and was recorded as compensation expense during July 1998. Summarized financial data relating to the results of operations of USM are included in the consolidated statement of operations for the three months ended September 30, 1998 as follows:

              Revenue                                 13,000
              Net loss                              (110,000)
              Basic and diluted earnings per share      (.01)

BUSINESS

Sharps, which operates as a wholly owned subsidiary of SCC, provides mail disposal systems for certain medical sharps products (i.e., needles, razors and syringes) as well as other systems to provide the home healthcare industry with cost effective alternatives to traditional methods of transporting medical equipment from home healthcare patients. Sharps' mail disposal systems are primarily designed to facilitate small waste generators' compliance with state and federal regulations for the disposal of medical waste.

USM previously developed, produced and marketed products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental care industry. Effective July 31, 1998, USM ceased operating as a subsidiary of SCC.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1998, and the results of its operations and its cash flows for the three months ended September 30, 1998 and 1997. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB.

3.  NET LOSS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. There are no differences between basic EPS and diluted EPS for all periods presented.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to SCC and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 1998 and 1997. The comparison is made to the operating results and financial condition of Sharps as an independent entity for the three months ended September 30, 1997, prior to the Agreement.

GENERAL

The Company experienced a 32% increase in revenues (from $439,000 to $578,000) for the quarter ended September 30, 1998 over the quarter ended June 30, 1998. During the same periods, Sharps revenues increased 39% (or $159,000), while revenues of USM, which had its ownership transferred to the Company's former chief executive officer and president effective July 31, 1998, declined 61% (or $20,000). The increase in revenues of Sharps is attributed to increased acceptance of the Sharps Disposal by Mail System ("Mail Disposal System") as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Additionally, sales of the Trip LesSystem(TM) increased as home heathcare facilities (the primary customer for the Trip LesSystem(TM)) continue to seek to reduce costs associated with trips to the patient's home to retrieve used sharps containers, infusion pumps and IV poles. Sales to the lodging industry have increased as Ecolab, the Company's exclusive U.S. distributor of the Mail Disposal System in commercial and industrial markets, has initiated an active marketing campaign featuring the Company's products.

Consolidated selling, general and administrative ("SG&A") expenses decreased 5%, or $35,000 (from $746,000 to $711,000), compared to the quarter ended June 30, 1998, while Sharps SG&A decreased 9% (or $59,000). USM recorded $119,000 in SG&A expenses, $92,000 of which pertained to the effects of the Severance Agreement with the SCC's former chief executive officer and president. The decrease was due to the elimination of costs attributable to the acquisition of Sharps.

The Company's net loss narrowed 28% from $629,000 for the quarter ended June 30, 1998 to $452,000 in the quarter ended September 30, 1998. Included in the current quarter loss of $452,000 is $110,000 attributable to USM.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                   Three Months Ended
                                                      September 30
                                                  1998            1997
                                                 ------          ------
            Net sales                             100%            100%

      Costs and expenses:
          Cost of sales                           (61%)           (95%)
          Selling, general and administrative    (123%)           (43%)


          Depreciation  and amortization           (2%)            (2%)
                                                 ------          ------
      Total operating expenses                   (186%)          (140%)
                                                 ------          ------
          Loss from operations                    (86%)           (40%)
      Total other income (expense)                  8%             (1%)
                                                 ------          ------
      Net loss                                    (78%)           (41%)
                                                 ======          ======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales increased 152% (or $349,000) during the three months ended September 30, from $229,000 in 1997 to $578,000 in 1998. Included in net sales for the three months ended September 30, 1998 were sales of USM products (PDS Clean(R) and Miracle Grip(R)) of $13,000. These net sales were for the period prior to the closing of the Severance Agreement with SCC's former chief executive officer and president. The Company's increase in net sales can be attributed to a wider acceptance of the Mail Disposal System as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Secondly, Sharps has created a product line defined as the Trip LesSystem(TM) which will further decrease the need for Sharps' primary customer, home healthcare facilities, to make an additional trip to the patient's home to retrieve the used sharps container. Finally, due to the overall increase in exposure to contaminated sharps, the Company is continually finding new markets where the Sharps product is a natural fit. Sharps has been successfully working with Ecolab, a major supplier of hotel and restaurant cleansing products, to place the Mail Disposal System within many major hotel and motel chains across the U.S.

The increase in SG&A expenses of $604,000, or 564%, is due to expansion of the Company's infrastructure and additional resources expended to penetrate new markets. This increase began in January 1998. Since January 1998, the Company has incurred significant SG&A expenses, which is the primary reason for the Company's net loss. SG&A expenses have significantly increased in the first three months of fiscal 1998 in relation to the same period in 1997 due to additional support and sales staffing, travel expenses associated with Sharps sales personnel and additional overall increased marketing effort.

Sharps completed a $4 million private equity offering immediately prior to its acquisition by SCC on February 27, 1998. A portion of these capital resources are being used to provide Sharps with a more nationally identifiable image. Sharps has retained a Houston, Texas based marketing firm to better assist the Company with this new image effort. Additionally, a sales team has been assembled to strategically cover the U.S. to better identify, qualify and assist the existing and new customer base in the use and efficiency benefits of the Sharps product line. At September 30, 1998, the Company had approximately $2,551,000 in cash and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1998 was $1,938,000. The relatively favorable liquidity ratios are primarily due to the successful private placement of 2,000,000 shares of Sharps common stock in February 1998.

Capital expenditures for the consolidated Company during the three months ended September 30, 1998 were approximately $28,000 and consisted of office equipment, computers and furniture and fixtures.

At September 30, 1998, total long-term debt outstanding was approximately $31,000 for the Company.

The Company expects to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control, including the nature and timing of marketing and sale activities. Moreover, the Company's ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the home healthcare, industrial and other markets. Management believes that the Company's available resources will satisfactorily fund operations for the next 12 to 24 months. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, if at all, to fund operations beyond that time frame.

YEAR 2000 ISSUES

Many currently installed computer systems and software products were coded using two digits rather than four to define the applicable year. As a result these computer systems and software products have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, to send invoices or to engage in similar normal business activities. Finally, computer systems and software product devices may fail to process accurately leap year logic associated with the Year 2000.

The Company believes that the adverse impact of Year 2000 issues on its internal computer systems will not be material. Most of the personal computers and computer systems used by the Company have been installed in the past year as the Company has been growing its organization. The Company has conducted a manual review of all of its software and has found no incidence of Year 2000 coding issues.

The Company has not contacted its material vendors and suppliers to determine if such vendors and suppliers have any Year 2000 issues that have not been resolved or may not be resolved in a timely manner. However, the Company does not believe that its financial condition or results of operations would be materially adversely affected by Year 2000 issues if its vendors or suppliers were unable to successfully address these issues.

To date, minimal expenses have been incurred associated with the Company's evaluation of Year 2000 issues, and the Company does not expect that expenditures for upgrades or additional testing for Year 2000 issues will be material.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

    The following exhibit is filed as part of this report.

    Exhibit No.     Description
    -----------     -----------
    27.1            Financial Data Schedule (filed herewith)

b)  Reports on Form 8-K

    None.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        REGISTRANT:

                                        SHARPS COMPLIANCE CORP.

Dated: November 6, 1998                 By: /s/ Kent D. Manby
                                            ------------------------------------
                                        Kent D. Manby, Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
 27.1                   Financial Data Schedule