Form 10QSB
period 1998-12-31
SHARPS COMPLIANCE CORP
filed 1999-02-12
CIK 898770

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-QSB

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1998

       TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                        Commission File Number: 0-22390

                              -------------------

                            SHARPS COMPLIANCE CORP.

                (Name of Small Business Issuer in its Charter)

            DELAWARE                                 74-2657168
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    9050 KIRBY DRIVE, HOUSTON, TEXAS                 77054
(Address of principal executive offices)           (Zip Code)

                                 (713) 432-0300
                         Registrant's telephone number


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 2, 1999:

                                                            Number of Shares
                  Title of Class                              Outstanding
                  --------------                              -----------
            Common Stock, $01 par value                        7,626,444

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                                     INDEX

PART I        FINANCIAL INFORMATION                                         PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1998
             (unaudited) and June 30, 1998                                    3

         Condensed Consolidated Statements of Operations (Unaudited) - For
             the three months ended December 31, 1998 and 1997                4

         Condensed Consolidated Statements of Operations (Unaudited) - For
             the six months ended December 31, 1998 and 1997                  5

         Condensed Consolidated Statements of Cash Flows (Unaudited) - For
             the six months ended December 31, 1998 and 1997                  6

         Notes to Condensed Consolidated Financial Statements (Unaudited)     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

PART II       OTHER INFORMATION                                              11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 6.  Exhibits and Reports on Form 8-K                                    12

SIGNATURE                                                                    13

PART I        FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,
                                     ASSETS                                       1998          JUNE 30,
                                                                               (UNAUDITED)        1998
                                                                                ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  113,000     $  444,000
  Short-term investments                                                         2,000,000      2,600,000
  Accounts receivable                                                              330,000        204,000
  Inventory                                                                        157,000        172,000
  Prepaids and other                                                                67,000         81,000
                                                                                ----------     ----------

             Total current assets                                                2,667,000      3,501,000

PROPERTY AND EQUIPMENT, net                                                        179,000        122,000

INTANGIBLE ASSETS, net                                                              94,000        101,000

NOTE RECEIVABLE FROM STOCKHOLDER                                                   400,000        400,000
                                                                                ----------     ----------

             Total assets                                                       $3,340,000     $4,124,000
                                                                                ==========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                      $  179,000     $  418,000
  Accrued disposal costs                                                           900,000        646,000
  Current maturities of long-term debt                                              41,000         41,000
                                                                                ----------     ----------

             Total current liabilities                                           1,120,000      1,105,000

LONG-TERM DEBT, net of current maturities                                           22,000         40,000
                                                                                ----------     ----------

             Total liabilities                                                   1,142,000      1,145,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value per share; -0- and 1,000,000 shares
  authorized; -0- and 1,000,000 shares issued and outstanding, respectively             --         10,000
Common  stock, $.01 par value per share; 20,000,000 shares authorized;
  7,626,444  and 583,944 shares issued and outstanding, respectively                76,000          6,000
Additional paid-in capital                                                       4,312,000      4,287,000
Accumulated deficit                                                             (2,190,000)    (1,324,000)
                                                                                ----------     ----------

             Total stockholders' equity                                          2,198,000      2,978,000
                                                                                ----------     ----------

             Total liabilities and stockholders' equity                         $3,340,000     $4,124,000
                                                                                ==========     ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS
                                                           ENDED DECEMBER 31
                                                         1998            1997
                                                       --------        --------
SALES, net                                          $   510,000      $   287,000

COSTS AND EXPENSES:
 Cost of sales                                          331,000          199,000
 Selling, general and administrative expenses           617,000          178,000
 Depreciation and amortization                           15,000            3,000
                                                    -----------      -----------
                     Operating loss                    (453,000)         (93,000)

INTEREST EXPENSE                                             --           (2,000)

INTEREST INCOME                                          39,000               --
                                                    ===========      ===========
                     Net loss                       $  (414,000)     $   (95,000)
                                                    ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE                $      (.05)     $      (.02)
                                                    ===========      ===========

SHARES USED IN COMPUTING BASIC AND
 DILUTED NET LOSS PER SHARE                           7,619,379        4,978,261
                                                    ===========      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE SIX MONTHS
                                                         ENDED DECEMBER 31
                                                       1998             1997
                                                     --------         --------
SALES, net                                          $ 1,088,000      $   516,000

COSTS AND EXPENSES:
 Cost of sales                                          685,000          417,000
 Selling, general and administrative expenses         1,328,000          277,000
 Depreciation and amortization                           25,000            6,000
                                                    -----------      -----------
                     Operating loss                    (950,000)        (184,000)

INTEREST EXPENSE                                         (1,000)          (8,000)

INTEREST INCOME                                          85,000            4,000
                                                    ===========      ===========
                     Net loss                       $  (866,000)     $  (188,000)
                                                    ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE                $      (.11)     $      (.05)
                                                    ===========      ===========

SHARES USED IN COMPUTING BASIC AND
 DILUTED NET LOSS PER SHARE                           7,603,183        3,989,130
                                                    ===========      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE SIX MONTHS
                                                                ENDED DECEMBER 31
                                                              1998             1997
                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(866,000)     $(188,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities-
   Depreciation and amortization                               25,000          6,000
   Changes in operating assets and liabilities-
      (Increase) in accounts receivable                      (126,000)       (35,000)
      (Increase) decrease in inventory                         15,000        (21,000)
      (Increase) decrease in other current assets              14,000         (3,000)
      Increase (decrease) in accounts payable and accrued
       liabilities                                           (154,000)        20,000
      Increase in accrued disposal costs                      254,000        199,000

   Net cash used in operating activities                     (838,000)       (22,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                          (75,000)       (25,000)
 Sales of short-term investments                              600,000             --
 Note issued to stockholder                                        --       (300,000)
 Increase in deferred issuance costs                               --       (159,000)

   Net cash provided by (used in) investing activities        525,000       (484,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                          --        145,000
 Proceeds from notes payable                                       --        415,000
 Payments on long-term debt                                   (18,000)            --

   Net cash provided by (used in) financing activities        (18,000)       560,000

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 (331,000)        54,000

CASH AND CASH EQUIVALENTS, beginning of period                444,000         13,000

CASH AND CASH EQUIVALENTS, end of period                    $ 113,000      $  67,000
                                                            =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
   Issuance of common stock to satisfy accrued liabilities
     from fiscal 1998                                       $  85,000      $      --
                                                            =========      =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1.   ORGANIZATION AND BACKGROUND:

ORGANIZATION

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. ("SCC") and its wholly owned subsidiaries, Sharps Compliance, Inc., d.b.a. Sharps Compliance, Inc. of Texas ("Sharps"), and U.S. Medical, Inc. ("USM") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Agreement was treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the accounting acquiror for accounting and financial reporting purposes, and the net assets of SCC were combined with those of Sharps at their historical basis, which approximated their fair market value on the effective date of the Agreement. Sharps has reflected the ongoing results of operations of SCC in its financial statements from the effective date of the Agreement. Financial information for the three months and six months ended December 31, 1997 reflects the results of operations of Sharps prior to the Agreement.

BUSINESS

Sharps, which operates as a wholly owned subsidiary of SCC, provides mail disposal systems for certain medical sharps products (i.e., needles, razors and syringes) as well as other systems to provide the home healthcare industry with cost effective alternatives to traditional methods of transporting medical equipment from home healthcare patients. Sharps' mail disposal systems are designed primarily to facilitate small waste generators' compliance with state and federal regulations for the disposal of medical waste.

Waste generators that use the Sharps mail disposal systems are responsible for mailing the systems to a third party for incineration. The Company is responsible for the postage and burn costs associated with the customer mailing the mail disposal systems directly to the third party incinerator. The Company records accrued disposal costs for estimated future postage and burn costs assuming that all mail disposal systems sold will eventually be returned for incineration. The accrual is based on all mail disposal systems sold as the Company currently does not have sufficient historical information with respect to the Company's returns to provide a basis for estimating the liability assuming a non-return factor. If the Company is able to accumulate data and establish a reasonable basis for an estimated non-return factor, the accrued disposal costs will be adjusted prospectively. Depending upon the experience of the Company, such revisions could be significant. However, there can be no assurance that any such revisions will be necessary.

USM previously developed, produced and marketed products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental care industry. Effective July 31, 1998, USM ceased operating as a subsidiary of SCC.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of December 31, 1998, and the results of its operations for the three months and six months ended December 31, 1998 and 1997 and its cash flows for the six months ended December 31, 1998 and 1997. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999. These condensed consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB.

3.   NOTE RECEIVABLE FROM STOCKHOLDER:

In November 1997, Sharps entered into a note receivable with a stockholder and officer of Sharps. The note is a personal, full recourse obligation of the officer and allows the officer to borrow up to $400,000 from Sharps. The note accrues interest at 8 percent per annum and is payable in five equal principal installments, plus accrued interest, with the first installment due and payable November 14, 1998. In November 1997 and February 1998, the stockholder borrowed $300,000 and $100,000, respectively, from Sharps. The note was amended in November 1998 to provide for deferral of the payment due November 14, 1998 to February 28, 1999. At December 31, 1998, approximately $ 34,000 in accrued interest was owed under the note.

4.   NET LOSS PER SHARE

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

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months and six months ended December 31, 1998 and 1997. Financial information for the three months and six months ended December 31, 1997 reflects the results of operations of Sharps prior to the Agreement.

GENERAL

The Company's revenues decreased 12% (from $578,000 to $510,000) for the quarter ended December 31, 1998 from the quarter ended September 30, 1998. The decrease in revenues is attributed to variations in the quarter-to-quarter purchases by the Company's distribution customers who make such purchase decisions based on internal inventory requirements. The Company believes that the ultimate use of its product by the end user increased from the quarter ended September 30, 1998 to the quarter ended December 31, 1998; however, this increase was not reflected in the Company's revenues as its distribution customers used previously purchased inventory to fill a larger portion of their orders than during the previous quarter.

Consolidated selling, general and administrative ("SG&A") expenses decreased 13%, or $94,000 (from $711,000 to $617,000), compared to the quarter ended September 30, 1998, while Sharps' SG&A expenses increased 4% (or $25,000). During the quarter ended September 30, 1998, USM recorded $119,000 in SG&A expenses, $92,000 of which pertained to a severance agreement with the SCC's former chief executive officer and president. Effective July 31, 1998, USM ceased operating as a subsidiary of SCC.

The Company's net loss narrowed 8% from $452,000 for the quarter ended September 30, 1998 to $414,000 in the quarter ended December 31, 1998. The decrease was due to the absence of USM in the operating results for the quarter.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                            THREE MONTHS           SIX MONTHS
                                                               ENDED                 ENDED
                                                             DECEMBER 31           DECEMBER 31
                                                           1998       1997       1998       1997
                                                         --------   --------   --------   --------
               Net sales                                    100%       100%       100%       100%
               Costs and expenses:
                   Cost of sales                            (65%)      (69%)      (63%)      (81%)
                   Selling, general and administrative     (121%)      (62%)     (122%)      (54%)
                   Depreciation and amortization             (3%)       (1%)       (2%)       (1%)
                                                           ----       ----       ----       ----
               Total operating expenses                    (189%)     (132%)     (187%)     (136%)
                                                           ----       ----       ----       ----
                   Loss from operations                     (89%)      (32%)      (87%)      (36%)
               Total other income (expense)                   8%        (1%)        7%        (0%)
                                                           ----       ----       ----       ----
               Net loss                                     (81%)      (33%)      (80%)      (36%)
                                                           ====       ====       ====       ====

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Net sales increased 78% (or $223,000) during the three months ended December 31, from $287,000 in 1997 to $510,000 in 1998. The Company's increase in net sales can be attributed to a wider acceptance of the Sharps Disposal by Mail System ("Mail Disposal System") as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Secondly, Sharps has introduced a product line defined as the Trip LesSystem(TM) which will further decrease the need for Sharps' primary customer, home healthcare facilities, to make an additional trip to the patient's home to retrieve the used sharps container. Finally, due to the overall increase in exposure to contaminated sharps, the Company is continually finding new markets where the Mail Disposal System is a natural fit. Sharps has been successfully working with Ecolab, a major supplier of hotel and restaurant cleansing products, to place the Mail Disposal System within many major hotel and motel chains across the U.S.

The increase in cost of sales of $132,000, or 66%, is due to the increase in the Company's sales volume. Cost of sales decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume.

The increase in SG&A expenses of $439,000, or 247%, is due to expansion of the Company's infrastructure and additional resources expended to penetrate new markets. This increase began in January 1998. Since January 1998, the Company has incurred significant SG&A expenses, which is the primary reason for the Company's net loss. SG&A expenses have increased significantly in the second quarter of fiscal 1999 in relation to the same period in fiscal 1998 due to additional support and sales staffing, travel expenses associated with Sharps sales personnel and additional overall increased marketing efforts.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

Net sales increased 111% (or $572,000) during the six months ended December 31, from $516,000 in 1997 to $1,088,000 in 1998. The Company's increase in net sales can be attributed to a wider acceptance of the Mail Disposal System as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Secondly, Sharps has introduced a product line defined as the Trip LesSystem(TM) which will further decrease the need for Sharps' primary customer, home healthcare facilities, to make an additional trip to the patient's home to retrieve the used sharps container. Finally, due to the overall increase in exposure to contaminated sharps, the Company is continually finding new markets where the Sharps product is a natural fit. Sharps has been successfully working with Ecolab, a major supplier of hotel and restaurant cleansing products, to place the Mail Disposal System within many major hotel and motel chains across the U.S.

The increase in cost of sales of $268,000, or 64%, is due to the increase in the Company's sales volume. Cost of sales decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume.

SG&A expenses increased $1,051,000, or 379%. During the quarter ended September 30, 1998, USM recorded $119,000 in SG&A expenses, $92,000 of which pertained to the effects of the Severance Agreement with the SCC's former chief executive officer and president. The balance of the increase ($932,000) is due to expansion of the Company's infrastructure and additional resources expended to penetrate new markets. This increase began in January 1998. Since January 1998, the Company has incurred significant SG&A expenses, which is the primary reason for the Company's net loss. SG&A expenses have increased significantly in the first six months of fiscal 1999 in relation to the same period in fiscal 1998 due to additional support and sales staffing, travel expenses associated with Sharps sales personnel and additional overall increased marketing effort.

LIQUIDITY AND CAPITAL RESOURCES

Sharps completed a $4 million private equity offering immediately prior to its acquisition by SCC on February 27, 1998. A portion of these capital resources is being used to provide Sharps with a more nationally identifiable image. Sharps has retained a Houston, Texas based marketing firm to better assist the Company with this new image effort. Additionally, a sales team has been assembled to strategically cover the U.S. to better identify, qualify and assist the existing and new customer base in the use and efficiency benefits of the Sharps product line. At December 31, 1998, the Company had approximately $2,113,000 in cash and short-term investments, and its working capital was $1,547,000.

Capital expenditures for the consolidated Company during the six months ended December 31, 1998 were approximately $75,000 and consisted of office equipment, computers and furniture and fixtures.

At December 31, 1998, total long-term debt outstanding was approximately $22,000 for the Company.

The Company expects to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control, including the nature and timing of marketing and sales activities. Moreover, the Company's ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the home healthcare, industrial and other markets. Management believes that the Company's available resources will satisfactorily fund operations for the next 12 to 18 months. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, if at all, to fund operations beyond that time frame.

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

The above Year 2000 disclosure statement constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on November 12, 1998, the following matters were adopted by the margins indicated:

1)   To elect directors to serve until the 1999 Annual Meeting of Stockholders.

                  Lee Cooke
                      For                   5,904,605
                      Against                     N/A
                      Abstain                   6,071
                  Parris H. Holmes, Jr.
                      For:                  5,910,562
                      Against                     N/A
                      Abstain                     114
                  Dr. Burt Kunik
                      For:                  5,940,578
                      Against                     N/A
                      Abstain                      98

2) To ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ended June 30, 1999

                      For:                  5,910,462
                      Against                      98
                      Abstain                      35

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     The following exhibit is filed as part of this report.

     Exhibit No.     Description
     27.1            Financial Data Schedule (filed herewith)

b)   Reports on Form 8-K

     None.

ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            REGISTRANT:

                                            SHARPS COMPLIANCE CORP.

Dated: February 12, 1999                    By: /s/ Kent D. Manby
                                                -----------------------------
                                            Kent D. Manby, Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                      Financial Data Schedule