Form 10QSB
period 1999-03-31
SHARPS COMPLIANCE CORP
filed 1999-05-14
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       for the transition period from ____________ to ____________.

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

Indicated below is the number of shares outstanding of the registrant's only class of common stock at February 2, 1999:

                                            Number of Shares
            Title of Class                     Outstanding
            --------------                     -----------
     Common Stock, $.01 par value               7,626,444

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                                      INDEX

PART I   FINANCIAL INFORMATION                                                   PAGE
Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets - March 31, 1999
           (Unaudited) and June 30, 1998                                            3

      Condensed Consolidated Statements of Operations (Unaudited) - For
           the Three Months Ended March 31, 1999 and 1998                           4

      Condensed Consolidated Statements of Operations (Unaudited) - For
           the Nine Months Ended March 31, 1999 and 1998                            5

      Condensed Consolidated Statements of Cash Flows (Unaudited) - For
           the Nine Months Ended March 31, 1999 and 1998                            6

      Notes to Condensed Consolidated Financial Statements (Unaudited)              7

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  8

 PART II OTHER INFORMATION                                                         11

 Item 6. Exhibits and Reports on Form 8-K                                          11

 SIGNATURE                                                                         12

PART I                       FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

       ASSETS                                                              MARCH 31, 1999     JUNE 30,1998
                                                                           --------------    --------------
                                                                             (UNAUDITED)
       CURRENT ASSETS:
       Cash and cash equivalents                                           $      371,000    $      444,000
       Short-term investments                                                   1,300,000         2,600,000
       Accounts receivable, net                                                   331,000           204,000
         Inventory                                                                162,000           172,000
         Prepaids and other                                                        80,000            81,000

                    Total current assets                                        2,244,000         3,501,000

       PROPERTY AND EQUIPMENT, net                                                189,000           122,000

       INTANGIBLE ASSETS, net                                                      89,000           101,000

       NOTE RECEIVABLE FROM STOCKHOLDER                                           320,000           400,000
                                                                           --------------    --------------

                    Total assets                                           $    2,842,000    $    4,124,000
                                                                           ==============    ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
          Accounts payable and accrued liabilities                         $      153,000    $      418,000
          Accrued disposal costs                                                  976,000           646,000
          Current maturities of long-term debt                                     38,000            41,000

                    Total current liabilities                                   1,167,000         1,105,000

       LONG-TERM DEBT, net of current maturities                                   16,000            40,000

                    Total liabilities                                           1,183,000         1,145,000

       COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value per share; -0- and 1,000,000 shares authorized; -0- and 1,000,000 shares issued and
           outstanding, respectively                                                   --            10,000
       Common stock, $.01 par value per share; 20,000,000 shares
       authorized; 7,626,444 and 583,944 shares issued and outstanding,            76,000             6,000
       respectively
       Additional paid-in capital                                               4,312,000         4,287,000
       Accumulated deficit                                                     (2,729,000)       (1,324,000)

                    Total stockholders' equity                                  1,659,000         2,979,000

                    Total liabilities and stockholders' equity             $    2,842,000    $    4,124,000


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE THREE MONTHS ENDED MARCH 31
                                                                           1999            1998
                                                                       ------------    ------------
SALES, net                                                             $    562,000    $    291,000

COSTS AND EXPENSES:
   Cost of sales                                                            329,000         199,000
   Selling, general and administrative                                      787,000         447,000
   Depreciation and amortization                                             17,000           4,000
                                                                       ------------    ------------
                     Operating loss                                        (571,000)       (451,000)

INTEREST EXPENSE                                                             (1,000)        (12,000)

INTEREST INCOME                                                              33,000          44,000
                                                                       ------------    ------------
                     Net loss                                          $   (539,000)   $   (327,000)
                                                                       ============    ============

BASIC AND DILUTED NET LOSS PER SHARE                                   $       (.07)   $       (.05)
                                                                       ============    ============

SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                                             7,626,444       5,947,446
                                                                       ============    ============



               The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE NINE MONTHS ENDED MARCH 31
                                                                   1999            1998
                                                              ------------    ------------
            SALES, net                                        $  1,650,000    $    807,000

            COSTS AND EXPENSES:
               Cost of sales                                     1,014,000         616,000
               Selling, general and administrative expenses      2,115,000         732,000
               Depreciation and amortization                        42,000           2,000
                                                              ------------    ------------
                                 Operating loss                 (1,521,000)       (543,000)

            INTEREST EXPENSE                                        (1,000)        (11,000)

            INTEREST INCOME                                        117,000          39,000
                                                              ------------    ------------
                                 Net loss                     $ (1,405,000)   $   (515,000)
                                                              ============    ============

            BASIC AND DILUTED NET LOSS PER SHARE              $       (.18)   $       (.11)
                                                              ============    ============

            SHARES USED IN COMPUTING BASIC AND
               DILUTED NET LOSS PER SHARE                        7,610,824       4,632,373
                                                              ============    ============


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE NINE MONTHS ENDED MARCH 31
                                                                    1999            1998
                                                                ------------    ------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                            $ (1,405,000)   $   (515,000)
            Adjustments to reconcile net loss to net cash
              used in operating activities-
                Depreciation and amortization                         42,000           2,000
                Changes in operating assets and liabilities-
         (Increase) decrease in accounts receivable                 (137,000)         73,000
         (Increase) decrease in inventory                             10,000         (52,000)
         Decrease in other current assets                              1,000          24,000
         Increase (decrease) in accounts payable and accrued
            liabilities                                             (170,000)         60,000
         Increase in accrued disposal costs                          330,000         277,000
                                                                ------------    ------------
         Net cash used in operating activities                    (1,329,000)       (131,000)

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment                      (97,000)        (36,000)
            Cash acquired in acquisition of business                      --          74,000
            Sales (purchases) of short-term investments            1,300,000      (2,600,000)
            Note issued to and payments from stockholder              80,000        (400,000)
            Increase in deferred issuance costs                           --        (159,000)
                                                                ------------    ------------
                Net cash provided by (used in) investing
                   activities                                      1,283,000      (3,121,000)

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Issuance of common stock                                      --         315,000
            Proceeds from issuance of long term debt                      --          29,000
            Net proceeds of private placement                      3,828,000
            Payments on notes payable and long-term debt             (27,000)        (21,000)
                                                                ------------    ------------

                Net cash provided by (used in) financing
                   activities                                        (27,000)      4,151,000
                                                                ------------    ------------
         NET INCREASE (DECREASE) IN CASH AND CASH                    (73,000)        899,000
            EQUIVALENTS

         CASH AND CASH EQUIVALENTS, beginning of period              444,000          13,000
                                                                ------------    ------------

         CASH AND CASH EQUIVALENTS, end of period               $    371,000    $    912,000
                                                                ============    ============

         SUPPLEMENTAL DISCLOSURE OF NON-CASH
            FINANCING ACTIVITIES:
                  Issuance of common stock to satisfy
                     accrued liabilities from fiscal 1998       $     85,000    $         --
                  Issuance  of common  stock to satisfy  note
                     payable to stockholder                               --         170,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1.   ORGANIZATION AND BACKGROUND:

ORGANIZATION

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. ("SCC") and its wholly owned subsidiaries, Sharps Compliance, Inc., dba Sharps Compliance, Inc. of Texas ("Sharps"), and U.S. Medical, Inc. ("USM") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Waste generators that use the Sharps mail disposal systems are responsible for mailing the systems to a third party for incineration. The Company is responsible for the postage and burn costs associated with the customer mailing the mail disposal systems directly to the third party incinerator. The Company records accrued disposal costs for estimated future postage and burn costs assuming that all mail disposal systems sold will eventually be returned for incineration. The accrual is based on all mail disposal systems expected to be returned for destruction. The Company is currently using information with respect to the Company's returns to provide a basis for estimating the liability assuming a non-return factor. As the Company is able to accumulate additional data and further refine the basis for an estimated non-return factor, the accrued disposal costs will be adjusted prospectively. Depending upon the experience of the Company, such revisions could be significant. However, there can be no assurance that any such revisions will be necessary. The Company has recorded a current liability for the estimated future postage and burn costs; however, a portion of these costs may not be required to be incurred during the next twelve months, if at all.

USM previously developed, produced and marketed products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental care industry. Effective July 31, 1998, USM ceased operations although it is still a subsidiary of SCC.

2.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1999, and the results of its operations for the three months and nine months ended March 31, 1999 and 1998 and its cash flows for the nine months ended March 31, 1999 and 1998. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999. These condensed consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-KSB.

3.   NOTE RECEIVABLE FROM STOCKHOLDER:

In November 1997, Sharps entered into a note receivable with a stockholder and officer of Sharps. The note is a personal, full recourse obligation of the officer and allows the officer to borrow up to $400,000 from Sharps. The note, as amended, accrues interest at 8 percent per annum and is payable in five equal principal installments, plus accrued interest, beginning February 1999. In November 1997 and February 1998, the stockholder borrowed $300,000 and $100,000, respectively, from Sharps. In February 1999, the stockholder paid the first $80,000 principal installment as well as approximately $32,000 of accrued interest. At March 31, 1999, approximately $11,000 in accrued interest was owed under the note.

4.   NET LOSS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", that requires a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At March 31, 1999, the Company had outstanding options for the purchase of approximately 328,000 shares of common stock, of which approximately 76,000 shares were exercisable. There are no differences between basic EPS and diluted EPS for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to SCC and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months and nine months ended March 31, 1999 and 1998.

GENERAL

The Company's revenues increased 10% (from $510,000 to $562,000) for the quarter ended March 31, 1999 from the quarter ended December 31, 1998. The increase in revenues is attributed to the increased acceptance of the Company's Sharps Disposal by Mail and Trip LesSystem(TM). This increase was partially offset by a significant decrease in sales to one large distributor. The Company believes that the ultimate use of its product by end users increased from the quarter ended December 31, 1998 to the quarter ended March 31, 1999; however, this was not reflected in the Company's revenues as this distributor used previously purchased inventory to fill a larger portion of its orders than during the previous quarter. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Consolidated selling, general and administrative ("SG&A") expenses increased 27%, or $170,000 (from $617,000 to $787,000), compared to the quarter ended December 31, 1998. This was primarily due to a $178,000 executive bonus earned and paid during the quarter ended March 31, 1999.

The Company's net loss widened 30%, or $125,000 (from $414,000 to $539,000), compared to the quarter ended December 31, 1998. The increase was largely due to the executive bonus noted above and was offset by profits from increased sales.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                   THREE MONTHS                     NINE MONTHS
                                                      ENDED                            ENDED
                                                     MARCH 31                         MARCH 31

                                              1999             1998             1999             1998
                                          ------------     ------------     ------------     ------------
Net sales                                          100%             100%             100%             100%

Costs and expenses:

    Cost of sales                                  (59%)            (68%)            (61%)            (76%)

    Selling, general and administrative           (140%)           (154%)           (128%)            (91%)


    Depreciation and amortization                   (3%)             (1%)             (3%)             (0%)
                                          ------------     ------------     ------------     ------------
Total operating expenses                          (202%)           (223%)           (192%)           (136%)

                                          ------------     ------------     ------------     ------------
    Loss from operations                          (102%)           (123%)            (92%)            (67%)

Total other income (expense)                         6%             (11%)              7%              (3%)
                                          ------------     ------------     ------------     ------------
Net loss                                           (96%)           (112%)            (85%)            (64%)
                                          ============     ============     ============     ============

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net sales increased 93% (or $271,000) during the three months ended March 31, from $291,000 in 1998 to $562,000 in 1999. The Company's increase in net sales can be attributed to a wider acceptance of the Sharps Disposal by Mail System ("Mail Disposal System") as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Secondly, Sharps has introduced a product line defined as the Trip LesSystem(TM) which will further decrease the need for Sharps' primary customers, home healthcare facilities, to make an additional trip to the patient's home to retrieve the used sharps container. Finally, due to the overall increase in exposure to contaminated sharps, the Company is continually seeking to identify new markets where the Mail Disposal System is a natural fit.

The increase in cost of sales of $130,000, or 65%, is due to the increase in the Company's sales volume. Cost of sales decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume.

The increase in SG&A expenses of $340,000, or 76%, is due to expansion of the Company's infrastructure and additional resources expended to penetrate new markets. This increase began in January 1998. Since January 1998, the Company has incurred significant SG&A expenses, which is the primary reason for the Company's net loss. SG&A expenses have increased significantly in the third quarter of fiscal 1999 in relation to the same period in fiscal 1998 due to additional support and sales staffing, travel expenses associated with Sharps sales personnel and additional overall increased marketing efforts. The increase was also due to a $178,000 executive bonus earned and paid during the quarter ended March 31, 1999.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

Net sales increased 104% (or $843,000) during the nine months ended March 31, from $807,000 in 1998 to $1,650,000 in 1999. The increase in net sales can be attributed to a wider acceptance of the Mail Disposal System as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Secondly, Sharps has introduced a product line defined as the Trip LesSystem(TM) which will further decrease the need for Sharps' primary customer, home healthcare facilities, to make an additional trip to the patient's home to retrieve the used sharps container. Finally, due to the overall increase in exposure to contaminated sharps, the Company is continually seeking to identify new markets where the Sharps product is a natural fit. Sharps has been working with Ecolab, a major supplier of hotel and restaurant cleansing products, to place the Mail Disposal System within many major hotel and motel chains across the U.S.

The increase in cost of sales of $398,000, or 65%, is due to the increase in the Company's sales volume. Cost of sales decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume.

SG&A expenses increased $1,383,000, or 189%. During the quarter ended September 30, 1998, USM recorded $119,000 in SG&A expenses, $92,000 of which pertained to the effects of the Severance Agreement with the SCC's former chief executive officer and president. The balance of the increase ($1,264,000) is due to expansion of the Company's infrastructure and additional resources expended to penetrate new markets. This increase began in January 1998. Since January 1998, the Company has incurred significant SG&A expenses, which is the primary reason for the Company's net loss. SG&A expenses have increased significantly in the first nine months of fiscal 1999 in relation to the same period in fiscal 1998 due to additional support and sales staffing, travel expenses associated with Sharps sales personnel and additional overall increased marketing efforts. The increase was also due to a $178,000 executive bonus earned and paid during the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Sharps completed a $4 million private equity offering immediately prior to its acquisition by SCC on February 27, 1998. A portion of these capital resources is being used to provide Sharps with a more nationally identifiable image. Sharps has retained a Houston, Texas based marketing firm to better assist the Company with this new image effort. Additionally, a sales team has been assembled to strategically cover the U.S. to better identify, qualify and assist the existing and new customer base in the use and efficiency benefits of the Sharps product line. At March 31, 1999, the Company had approximately $1,671,000 in cash and cash equivalents and short-term investments, and its working capital was $1,077,000.

Capital expenditures for the Company during the nine months ended March 31, 1999 were approximately $97,000 and consisted of office equipment, computers and furniture and fixtures.

At March 31, 1999, total long-term debt outstanding was approximately $16,000.

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

The Company believes that the adverse impact of Year 2000 issues on its internal computer systems will not be material. Most of the personal computers and computer systems used by the Company have been installed in the past year as the Company has been growing its organization. The Company has conducted a manual review of all its software and has found no incidence of Year 2000 coding issues.

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

                                    REGISTRANT:

                                    SHARPS COMPLIANCE CORP.

Dated: May 14, 1999                 By: :/s/ Kent D. Manby
                                         -------------------------------
                                         Kent D. Manby, Vice President and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS


     EXHIBIT NO.     DESCRIPTION
     -----------     -----------
        27.1            Financial Data Schedule (filed herewith)