Form 10KSB40
period 1999-06-30
SHARPS COMPLIANCE CORP
filed 1999-09-28
CIK 898770

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended June 30, 1999

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from         to        .
                                      -------    -------

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for most recent fiscal year:        $2,335,000

Aggregate market value of the voting stock held by non-affiliates computed by the closing stock price on September 10, 1999: $14,061,256

Number of shares outstanding of the issuer's Capital Stock as of September 10, 1999: 7,626,444

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on November 16, 1999 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

 -------------------------------------------------------------------------------
                            SHARPS COMPLIANCE CORP.

                               TABLE OF CONTENTS*
                          ANNUAL REPORT ON FORM 10-KSB
 -------------------------------------------------------------------------------


                                                                           Page
                                     PART I

Item 1   Description of Business..............................................3
Item 2   Description of Property.............................................11
Item 3   Legal Proceedings...................................................11

                                    PART II

Item 5   Market for Common Equity and Related Stockholder Matters............11
Item 6   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................12
Item 7   Financial Statements................................................12
Item 8   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................16

                                    PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons of the
         Registrant; Compliance with Section 16(a) of the Exchange Act.......17
Item 10  Executive Compensation..............................................17
Item 11  Security  Ownership of Certain Beneficial Owners and Management.....17
Item 12  Certain Relationships and Related Transactions......................17
Item 13  Exhibits and Reports on Form 8-K....................................18

         Signatures..........................................................18

------------
* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Until February 27, 1998, Sharps Compliance Corp. (formerly U.S. Medical Systems, Inc.) (the "Company"), through its wholly owned subsidiary, U.S. Medical, Inc., developed, produced and marketed products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental healthcare industry. As of September 2, 1998, and as further discussed below, the Company divested all of the aforementioned product lines to devote all of its resources to developing logistical systems that center around the Sharps Disposal by Mail System described below.

On July 23, 1998, the stockholders voted to (i) elect three directors, (ii) approve a one-for-5.032715 reverse stock split, (iii) change the name of the Company to Sharps Compliance Corp., (iv) delete Article 10 of the Company's Certificate of Incorporation relating to specific stockholders' rights, (v) increase the number of shares subject to issuance under the Company's 1993 Stock Plan (vi) ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year June 30, 1998, and (vii) adopt the Company's Amended and Restated Certificate of Incorporation. Also on July 23, 1998, the Board of Directors elected Dr. Burt Kunik as Chairman of the Board, President and Chief Executive Officer of the Company. The executive offices of the Company were moved from Austin, Texas to the offices of Sharps Compliance, Inc. in Houston, Texas subsequent to the July 23, 1998 stockholders' meeting.

On or about September 2, 1998, the Company entered into an agreement with Mr. Lee Cooke, its former Chief Executive Officer and President, to transfer any and all assets and liabilities related to its subsidiary, U.S. Medical, Inc., including (i) all cash on hand, less $40,000, (ii) all accounts receivable,
(iii) all personal property located at the offices in Austin, Texas, (iv) all patents and trademarks owned or licensed to U.S. Medical, Inc., (v) customer lists of U.S. Medical, Inc., (vi) rights to the name U.S. Medical Systems, Inc. and (vii) all of the capital stock of U.S. Medical, Inc. As consideration for the transfer of the assets described above, Mr. Cooke waived and released the Company from any and all liabilities in connection with those certain severance obligations of the Company under that certain Employment Agreement entered into between Mr. Cooke and the Company. The Company based its decision on, among other things, an independent evaluation by CFO Services, Inc. of Austin, Texas, of the assets and liabilities of U.S. Medical, Inc. for the total valuation of $92,000.

ACQUISITION OF SHARPS COMPLIANCE, INC.

The Company, Sharps Compliance, Inc. ("Sharps"), and all of the stockholders of Sharps entered into an Agreement and Plan of Reorganization (the "Agreement") as of February 27, 1998. Sharps is a Texas corporation with its principal office located at 9050 Kirby Drive, Houston, Texas 77054. Sharps focuses on developing cost effective, logistical systems for home healthcare and industrial markets that include a Sharps Disposal by Mail System component for medical sharps, which are used (i.e., contaminated) syringes/needles and razors in commercial, industrial and home healthcare industries. Its services are provided primarily to generators of small amounts of medical waste to facilitate their compliance with state and federal regulations by tracking, incinerating and documenting the disposed medical waste.

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

On July 23, 1998, the stockholders of the Company approved a one-for-5.032715 reverse stock split of the Company's Common Stock. Each share of Preferred Stock received by the former stockholders of Sharps was converted into seven
(7) shares of Common Stock of the Company, at which time the former stockholders of Sharps owned approximately 91% of the issued and outstanding Common Stock of the Company on a fully diluted basis. Upon completion of the conversion, the Company had 7,583,944 shares of Common Stock outstanding, of which the existing stockholders of the Company held 583,944 shares and the former stockholders of

Sharps held 7,000,000 shares.

Subsequent to February 27, 1998, Sharps has operated as a wholly owned subsidiary of the Company. The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the acquiror for accounting and financial reporting purposes and the net assets of the Company were combined with those of Sharps at their historical cost basis, which approximated their fair market value on the effective date of the Agreement. Sharps has reflected the ongoing results of operations of the Company in its financial statements from the effective date of the Agreement. The combined entity carried forward the Company's fiscal year end of June 30.

Sharps was formed in May of 1994 by Dr. Burt Kunik. Sharps' systems provide products for use by small medical waste generators to facilitate their compliance with state and federal regulations by tracking, incinerating and documenting the disposal of sharps (syringes, razors, needles, etc.) by utilizing the Sharps Disposal by Mail System (the "Mail Disposal System"). Sharps occupies a 7,274 square foot office facility in Houston, Texas, and employs 20 full-time employees, most located at the principal place of business of Sharps, 9050 Kirby Drive, Houston, Texas 77054.

The Mail Disposal System contains a securely sealed, leak and puncture resistant sharps container in several sizes; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters; a red bag for additional containment; and complete documentation and tracking manifest. When the container is full, the customer closes the sharps container, places it in the red bag, places it back inside the approved prepaid shipping carton and deposits the container with the mail carrier who sends the authorized shipping carton through the U.S. Postal Service routing to a municipally owned incinerator providing third party verification of destruction. After destruction of the Mail Disposal System, the incinerator sends verification of such destruction to the customer. The Company has not expended any funds to comply with environmental regulations and relies on the contracted incinerator to comply with all federal, state and local environmental regulations.

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

Sharps has strategically placed four sales people around the U.S. to sell to the homecare market. Sharps' goal is to obtain agreements with homecare companies to use its products and arrange for the distributor of choice of that homecare company to sell and deliver the product directly to the end user. Sharps sells the product to home health companies and their distributors. Sharps also has three sales people to sell to the non-healthcare institutional market. Sharps' goal is to obtain agreements with large hospitality companies to use its products and arrange for its distributor to sell and deliver the product to the end user.

In 1998, homecare was affected by the Department of Transportation's ("DOT") new medical waste regulations which made it more difficult for companies that are non-medical waste transporters to transport medical waste. Additionally, state and local regulations continue to be written which require medical waste generated at home under the supervision of home healthcare companies to be properly disposed of. Management expects the new requirements to be a positive development for Sharps since Sharps believes it can fulfill the homecare companies' needs and keep them in compliance with the new regulations.

INDUSTRY ANALYSIS

Today, almost all businesses have waste disposal concerns for safety and liability reasons. Regulated waste such as syringes, razor blades, bloodborne items, bio-hazard waste spills and other sharp waste can occur in the following situations: treating cuts, abrasions and burns; cleaning rooms and finding needles, syringes or blood-soaked items; laundering linens and finding needles or razor blades in towels; maintenance people finding syringes, needles and broken glass with blood stains; and bio-hazard clean-up. Sharps has added products in conjunction with the Mail Disposal System that create cost effective alternatives to customers who are small quantity medical waste generators in applicable industry segments.

MARKET SIZE

Management of Sharps believes that the overall consumption of the Mail Disposal System will grow, with such growth being fueled by a number of factors and applications, including:

    1. The systems that Sharps has assembled make the Mail Disposal System and Trip LesSystem(TM) both user friendly and cost effective.

    2. Occupational Safety and Health Administration ("OSHA") enhanced regulations to protect all employees from bloodborne pathogens in the workplace (i.e., medical, offices, hotels, office buildings and public locations).

    3. The continued move toward stronger federal, state and local regulations for transporting and/or disposing of medical waste.

    4. The overall increased need and appreciation for a full circle of systemic computerized medical waste tracking and verification.

MARKETS

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

Homecare has intensified its focus on self-injection, resulting in a significant increase in used syringes outside of medical care facilities. Sharps has created a system for the home healthcare industry that will free them from making unnecessary and more costly trips to the patient's home. Sharps has created the SCI Trip LesSystem(TM) for homecare which virtually eliminates the need for all pick-ups from the home after treatment has been completed. Thus, the creation of the SCI Trip LesSystem(TM) has combined three complete programs for return and disposal. All systems contain the Mail Disposal System along with either (i) a prepaid pump return box using Federal Express, (ii) a patented disposable IV pole which Sharps manufactures or (iii) a reusable case for the collapsible IV pole and pole mounted IV pump, depending on the patient's therapy. In the home healthcare industry, Sharps has become part of the formulary for dealing with the disposal of the sharps encountered by the leading national homecare companies primarily because of the SCI Trip LesSystem(TM). Sales of the SCI Trip LesSystem(TM) recently have begun to escalate and now account for approximately 30% of Sharps' sales.

NON-HEALTHCARE INSTITUTIONAL. The second market of Sharps is the non-healthcare institutional market. Because of the OSHA enhanced regulations noted above, management believes that this market will be one of the fastest growing segments and will include hotels, restaurants and manufacturing sites. Sharps has contracted with ECOLAB as its exclusive distributor to the industrial market. ECOLAB has an extensive marketing program that includes 7,000 sales people. ECOLAB markets to potential users of the Mail Disposal System such as hotels, motels, resorts, schools, colleges, stadiums, daycare centers, planes, trains, cruise ships, casinos, supermarkets, distribution centers, business offices, restaurants, bars and clubs. ECOLAB has a substantial impact in this market. Sharps has developed specialized versions of its Mail Disposal System which permit an institutional establishment to easily introduce the product. Sharps has also developed custom-designed cones, one which is used to collect contaminated sharps when discovered and a second to be used as a temporary receptacle by transient individuals who need to dispose of syringes. Sharps and ECOLAB have granted each other mutual exclusivity for the distribution of its Mail Disposal System, custom design cones and wall mount brackets along with Sharps' customized automatic reorder service available for all ECOLAB customers within this marketplace.

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

Sharps utilizes distributors to reach the dental, veterinarian and physician marketplace. In all areas, Sharps' product is distributed through major distributors within each of the respective markets. Henry Schein and Patterson Dental distribute to dental customers. In the veterinary market, the distributors utilized are The Butler Company and MWI Veterinary Supply. In the physician market, a variety of methods are used to reach the needs of all physicians, including sales through Group Purchasing Organizations ("GPO").

On March 1, 1999, Sharps created INSCITE, a consulting division to provide educational and regulatory consulting to all sharps markets. Since its creation, INSCITE has begun a program to actively identify and service the educational and consulting needs within those markets.

RESEARCH & DEVELOPMENT

The Sharps Mail Disposal System is seeking new applications in many different areas since small quantity medical waste generators can be found in many industries. The Company is constantly looking into the development of new products to assist companies comply with OSHA regulations for disposal of potentially infectious waste and attempting to reduce potential liability. The Company has dedicated a minimum amount of time and money toward research and development of alternative disposal and healthcare treatments, focusing on the acquisition of compatible product lines such as the "Pitch It" and "Pitch It Jr." disposable IV poles. The "Pitch It Sr." disposable IV pole, which is capable of mounting a pump, was introduced in June 1999. Development of this new product was completed utilizing the services of the prospective manufacturer, which kept development costs to a minimum.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. During the year ended June 30, 1999, four distributors represented approximately 76% of sales; during the six months ended June 30, 1998, four distributors represented approximately 62% of sales; and during the year ended December 31, 1997, three distributors represented approximately 74% of sales. At June 30, 1999, four distributors comprised approximately 79% (or $373,236) of the total accounts receivable balance, and at June 30, 1998, four distributors comprised approximately 72% (or $146,700) of the total accounts receivable balance. Sharps may be affected by its dependence on a limited number of distributors. Management believes that the risk is mitigated by the contractual relationships with and reputation of Sharps' major customers. Further management believes that a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Mail Disposal System.

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

MANUFACTURING

Manufacturing capabilities are key in the total solution offered by Sharps. Sharps can control quality, remain flexible and be responsive to its customer requirements. The technology required to participate in the various markets is key to being on the forefront of project design. Sharps manufactures certain products in Houston, Texas and can currently produce approximately 1,000 systems per day, per shift. The manufacturing facility has the ability to increase its capacity to produce in excess of 3,000 systems per day, per shift. Sharps currently operates one shift, and its manufacturing facility is approximately 15,000 square feet. Sharps entered into a contractual agreement with Winfield Medical on May 12, 1998 to manufacture a certain line of Sharps containers for one specific distributor. The Company entered into a contract with Lukens Medical Corporation for the manufacture of certain one, two and three gallon containers for sale to the Company's industrial and healthcare facilities, and diabetic patients.

PATENTS AND TRADEMARKS

On June 18, 1998, Sharps completed the purchase of two patented disposable IV poles from IVy Green Corp. for approximately $100,000. The assets purchased included two patents for two different poles, all manufacturing rights, existing customers and a completed prototype for a third pole. On July 22, 1998, the Company filed with the U.S. Patent & Trademark Office an assignment of Patents numbers D390952 and D390953 from IVy Green Corporation to Sharps Compliance, Inc. Sharps has filed a patent application covering its "Pitch It Sr." pump mount disposable IV pole. These disposable poles can be a significant cost saver for homecare companies by eliminating trips to the home to pick up poles after treatment is completed. Sharps has combined these poles with its Mail Disposal Systems and Trip LesSystems(TM) to further eliminate unnecessary pick-up trips to a homecare patient.

Sharps has filed and received registration for three trademarks. The trademarks are, the initials "SCI(TM)", the theme line "Leadership by Design(TM)" and Sharps' distinctive lancet logo. An application for the registration of "Trip LesSystem(TM)" has been filed but not approved as of September 10, 1999.

RISK FACTORS

Dependence on Certain Management Personnel

Sharps' growth and development to date has been largely dependent upon active participation of its current chief executive officer, Dr. Burt Kunik. Although Sharps expects to hire and retain other qualified and experienced management personnel from time to time, the loss of services of any of its current executives, especially Dr. Kunik, could have a material adverse affect on the development of the Company's business. Sharps has applied for key man life insurance on Dr. Kunik and not on any other officer, director or employee of the Company, but may elect to do so in the future.

Competition

There are several competitors who offer disposal of medical waste services, such as Stericycle, Inc. and Sage; Inc. however, no other company focuses primarily on the disposal of sharps and other medical waste use through transport by the U.S. Postal Service. While Sharps currently does not face any significant competition in the mail sharps business, Sharps must compete with other, larger and better financed and capitalized companies. It also may face additional competition in the future from other businesses which may enter into the same or similar business as Sharps and may be better capitalized than Sharps.

Customer Relationships

Sharps has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers. Although Sharps has contractual relationships with its largest customers, Sharps has experienced fluctuations in order levels from period to period and expects it will continue to experience fluctuations in the near future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the businesses, financial condition and results of operations of Sharps will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and the general economy. The factors affecting any of the major customers of Sharps or its customers, could have a material adverse effect on the businesses, financial condition and results of operations of Sharps.

Limitation on Burn Facilities

Sharps is currently negotiating a contractual arrangement with the City of Carthage, Texas to burn its medical waste at the municipal facility. Sharps utilized the City of Carthage facility through a third party until July 31, 1999. Sharps has continued to utilize the City of Carthage facility directly after July 31, 1999 and anticipates continuing to do so. If for any reason Sharps is no longer able to burn at the Carthage facility, the Company would be required to obtain an alternative burn site. There can be no assurance that the arrangement under negotiations will ultimately be entered into between Sharps and the City of Carthage, or that the Company would be able to enter into another arrangement for the incineration of its products at a cost that would be acceptable to Sharps.

Limited Operating History; History of Losses

Sharps has a limited operating history, has incurred significant losses from operations since its inception and has had working capital deficits in the past. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate future revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities, and the identification and penetration of additional markets for its products and services. There can be no assurance that future additional capital will be available to Sharps from any other sources, or that if available, it will be on terms acceptable to Sharps.

Governmental Regulation

Currently, Sharps is required to operate within the guidelines established by OSHA, the Occupational Safety and Health Administration. Such guidelines have been established to promote occupational safety and health standards, and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical wastes, including mail sharps. Sharps believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business. However, in the event additional guidelines are established to more specifically control the business of Sharps, additional expenditures may be required in order for Sharps to be in compliance with such changing regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical sharps products could result in a reduced demand for Sharps' services and could have a material adverse effect on Sharps' revenues and financial condition. The scope and duration of existing and future regulations affecting the medical waste disposal industry cannot be anticipated and are subject to change due to political and economic pressures.

Postal Work Interruptions

Since the basis by which Sharps transports its medical sharps products is by use of the U.S. Postal Service, any interruption in the day-to-day postal services would have a material adverse effect on Sharps' revenues and financial condition. Postal delivery interruptions are rare and cannot be predicted with any certainty. However, since U.S. Postal employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. During the two (2) years ended June 30, 1999, the Common Stock of the Company has been quoted on the NASD OTC Bulletin Board under the symbol "SCOM" (beginning July 23, 1998), "USME" (from December 19, 1996 to July 22, 1998), and "MPTI" (prior to December 19, 1996). The Common Stock has also traded on the Vancouver Stock Exchange for the period under the symbol "USS" except that the Company voluntarily removed its Common Stock from the exchange on June 8, 1998. The Company's Common Stock has had limited trading volume averaging approximately 25,400 shares traded per month (giving effect to the one-for-5.032715 reverse stock split effective July 23, 1998) on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two (2) fiscal years.

                                                         COMMON STOCK (1)
          Fiscal Year Ended June 30, 1998                High          Low
          First Quarter                                $  3.15        $ 1.89
          Second Quarter                               $  3.15        $ 2.83
          Third Quarter                                $  5.03        $ 2.99
          Fourth Quarter                               $  5.03        $ 4.43

          Fiscal year Ended June 30, 1999
          First Quarter                                $  7.50        $ 2.50
          Second Quarter                               $  3.13        $ 1.13
          Third Quarter                                $  1.81        $ 1.06
          Fourth Quarter                               $  1.37        $ 1.06

          Fiscal Year Ended June 30, 2000
          First Quarter (through September 10, 1999)   $  1.88        $  .88

(1) Prices have been adjusted to reflect the one-for-5.032715 reverse split effective July 23, 1998.

STOCKHOLDERS: At September 10, 1999, there were 583,944 shares of unrestricted Common Stock held by 253 holders of record. The last reported sale of the Common Stock on September 2, 1999, was $1.84 per share. The remaining shares could be sold under Rule 144.

DIVIDEND POLICY: The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-KSB contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The discussion below analyzes changes in the consolidated operating results and financial condition of the reorganized company (i.e., Sharps Compliance Corp. and Sharps) during the year ended June 30, 1999 and the six months ended June 30, 1998. The comparison is made to the operating results and financial condition of Sharps as an independent entity for the six months ended June 30, 1997 and the year ended December 31, 1997.

GENERAL

On February 27, 1998, the Company, Sharps and all of the stockholders of Sharps entered into the Agreement and Plan of Reorganization (the "Agreement"). The Company did not have sufficient authorized but unissued shares of Common Stock to issue to the former stockholders of Sharps to complete the transaction. Therefore, under the terms of the Agreement, the Company acquired all of the issued and outstanding Common Stock, $.01 par value, of Sharps in consideration for the issuance of 1,000,000 shares of Preferred Stock, $.01 par value, such that each share of Common Stock of Sharps outstanding on the closing date was exchanged for 0.142858 shares of Preferred Stock. Each share of Preferred Stock was entitled to 35.190319 votes.

The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, Sharps is considered the acquiror for accounting and financial reporting purposes and the net assets of the Company were combined with those of Sharps at their historical cost basis on the effective date of the Agreement. Sharps has reflected the ongoing results of operations of the Company in its financial statements from the effective date of the Agreement. The combined entity carried forward the Company's fiscal year end of June 30.

On July 23, 1998, the stockholders voted to (i) elect three directors, (ii) approve a one-for-5.032715 reverse stock split of the Company's Common Stock,
(iii) change the name of the Company to Sharps Compliance Corp., (iv) delete
Article 10 of the Company's Certificate of Incorporation relating to specific stockholders' rights, (v) increase the number of shares subject to issuance under the Company's 1993 Stock Plan, (vi) ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended June 30, 1998 and (vii) adopt the Company's Amended and Restated Certificate of Incorporation. Also on July 23, 1998, the Board of Directors elected Dr. Burt Kunik as Chairman of the Board, President and Chief Executive Officer of the Company. The executive offices of the Company were moved from Austin, Texas to the offices of Sharps Compliance, Inc. in Houston, Texas subsequent to the July 23, 1998 stockholders' meeting.

Following the closing of the Agreement on February 27, 1998, the combined company shifted its main product focus to the Mail Disposal System and sought to sell the U.S. Medical, Inc. product lines. Management believed that the new Sharps product presented a better opportunity for growth of the Company and future value to the stockholders.

On or about September 2, 1998, the Company entered into an agreement with its former Chief Executive Officer and President, to transfer any and all assets and liabilities related to its subsidiary U.S. Medical, Inc., including (i) all cash on hand, less $40,000, (ii) all accounts receivable, (iii) all personal property located at the offices in Austin, Texas, (iv) all patents and trademarks owned or licensed to U.S. Medical, Inc., (v) customer lists of U.S. Medical, Inc., (vi) rights to the name U.S. Medical Systems, Inc. and (vii) all of the capital stock of U.S. Medical, Inc. As consideration for the transfer of the assets described above, the former officer waived and released the Company from any and all liabilities in connection with those certain severance obligations of the Company under that certain Employment Agreement entered into between the former officer and the Company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                YEAR ENDED            SIX MONTHS ENDED            YEAR ENDED
                                                 JUNE 30                  JUNE 30                DECEMBER 31
                                                  1999              1998              1997           1997
                                              -------------    ---------------   -------------- ---------------
Total Revenues                                     100%             100%              100%           100%
Costs and expenses:
     Cost of sales                                 (61%)            (77%)             (66%)          (75%)
     Selling, general and administrative          (125%)           (163%)             (63%)          (59%)
     Depreciation and amortization                  (3%)             (2%)              (3%)           (1%)
                                              ---------------  ---------------   --------------  --------------

Total operating expenses                          (189%)           (242%)            (132%)         (135%)
Loss from operations                               (89%)           (142%)             (32%)          (35%)
Total other income (expense)                         6%             11%                (2%)           (1%)
                                              ---------------  ---------------   --------------  -------------
Net loss                                           (83%)           (131%)             (34%)          (36%)
                                              ===============  ===============   ==============  =============

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net sales increased $1,457,000, or 175% from $830,000 for the year ended December 31, 1997 to $2,287,000 for the year ended June 30, 1999. Sharps' sales increase can be attributed to increased marketing efforts begun in January 1998 which have created a wider acceptance of the Sharps Mail Disposal System and the Trip LesSystem(TM) as cost effective logistical solutions for the Company's primary customer, home healthcare facilities.

Consulting revenue increased from $4,000 for the year ended December 31, 1997 to $49,000 for the year ended June 30, 1999, a 1049% increase. The increase is due to the formation of INSCITE, Sharps' consulting division, on March 1, 1999 and its activities for the four months since inception.

The increase in cost of sales of $801,000, or 128%, is due to the increase in the Company's sales volume. Cost of sales decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume.

Selling, general and administrative expenses increased $2,426,000, or 493% from $492,000 to $2,918,000. The increase is due to the Company's expansion of its infrastructure and additional resources expended to penetrate new markets. The needed additional support and sales staffing, the travel expenses associated with Sharps sales personnel and the overall increased marketing efforts have considerably increased these expense items.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net sales increased approximately 129% during the six months ended June 30, from $318,000 in 1997 to $730,000 in 1998. Included in net sales for the six months ended June 30, 1998 were sales from PDS(R)Clean and Miracle Grip(R)products of $45,000 for the period subsequent to the closing of the Agreement which were not part of the Company's sales in 1997. Sharps' net sales increase can be attributed to a wider acceptance of the Sharps' mail back disposal system as a more cost effective means of disposing of contaminated sharps than is currently being used by the small waste generator. Secondly, Sharps has created a product line defined as the Trip LesSystem(TM) which will further decrease the need for Sharps' primary customer, home healthcare facilities, to make an additional trip to the patient's home to retrieve the used sharps container. Finally, due to the overall increase in exposure to contaminated sharps, the Company is continuing to identify new markets where the Company believes the Sharps product is a natural fit. Sharps has been working with ECOLAB, a major supplier of hotel and restaurant cleansing products, to place the Mail Disposal System within many major hotel and motel chains across the United States.

The increase in cost of sales of $352,000, or 169%, is due to the increase in the Company's sales volume. Cost of sales decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume.

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

The reorganized Company completed a $4 million private equity offering prior to the acquisition on February 27, 1998. Some of these capital resources are being used to provide Sharps with a more nationally identifiable image. Sharps retained a Houston, Texas based marketing firm to better assist the Company with this new image effort. Additionally, a sales team was assembled to strategically cover the United States to better identify, qualify and assist the existing and new customer base in the use and efficiency benefits of the Sharps product line.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company has approximately $1,315,000 in cash and short-term investments. Working capital at June 30, 1999 was $598,000. The relatively favorable liquidity ratios are primarily due to the $3,828,000 in net proceeds from the private placement of 2,000,000 shares of Sharps Common Stock in February 1998.

Capital expenditures during the year ended June 30, 1999 were approximately $113,000 and consisted of computers, computer software and computer networking related equipment.

At June 30, 1999, total long-term debt outstanding was approximately $15,000 for the combined Company.

The Company expects to continue to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control, including the nature and timing of marketing and sale activities. Moreover, the Company's ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the home healthcare, industrial and other markets. Management believes that its current resources will satisfactorily fund operations for the next 18 to 24 months. There can be no assurance that the Company will be able to obtain financing on acceptable terms, if at all, to fund operations beyond that time frame.

YEAR 2000 ISSUES

Many currently installed computer systems and software products were coded using two digits rather than four to define the applicable year. As a result these computer systems and software products have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, to send invoices or to engage in similar normal business activities. Finally, computer systems and software product devices may fail to process accurately leap year logic associated with the Year 2000.

The Company believes that any potential adverse impact of Year 2000 issues on its internal computer systems will not be material. Most of the personal computers and computer systems used by the Company have been installed in the past year as the Company has been growing its organization. The Company has conducted a manual review of all its software and has found no incidence of Year 2000 coding issues.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company and the related report of the Company's independent accountants thereon are included in this report and are referenced as pages F-1 to F-16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is incorporated herein by reference to the information under the caption "Changes in Registrant's Certifying Accountant" on page 13 of the Transitional Report on Form 10-QSB for the transition period January 1, 1998.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the information under the caption "Management," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 16, 1999.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions "Management" and "Executive Compensation", of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 16, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information under the captions "Security Ownership of Management" and "Certain Beneficial Owners," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 16, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 16, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Number      Description of Exhibit

     2.2      Agreement and Plan of Reorganization dated as of February 27,
              1998, between and among U.S. Medical Systems, Inc., Sharps
              Compliance, Inc. and its Stockholders (incorporated by reference from Exhibit 2.2 to 2/27/98 Form 8-K)
     3.4      Bylaws of Company (incorporated by reference from Exhibit 3.4 to
              6/30/94 Form 10-KSB)
     3.6      Certificate of Elimination of the Series "A" Voting Convertible
              Preferred Stock (incorporated by reference from Exhibit 3.6 to
              6/30/98 Form 10-KSB)
     4.4      Specimen Stock Certificate (incorporated by reference from
              Exhibit 4.4 to 6/30/98 Form 10-KSB)
    10.29     Employment Agreement effective January 1, 1998 by and between
              Sharps Compliance, Inc. and Dr. Burt Kunik, and First Amendment to Employment Agreement (incorporated by reference from Exhibit
              10.29 to 6/30/98 Form 10-KSB)
    10.30     Second Amendment to Employment Agreement dated May __, 1998
              (incorporated by reference from Exhibit 10.30 to 6/30/98 Form
              10-KSB)
    10.31     Exclusive Distributorship Agreement, dated April 1, 1998 between
              Pro-Tec Containers, Inc. and Sharps Compliance, Inc.
              (incorporated by reference from Exhibit 10.31 to 6/30/98 Form
              10-KSB)
    10.32     Purchase Agreement between IVY Green Corporation and Sharps
              Compliance, Inc., dated June 19, 1998 (incorporated by reference from Exhibit 10.32 to 6/30/98 Form 10-KSB)
    10.33     Lease Agreement between Lakes Technology Center, Ltd. and Sharps
              Compliance, Inc. dated August 1, 1998 (incorporated by reference from Exhibit 10.33 to 6/30/98 Form 10-KSB)
    10.34     Severance Agreement, dated September 2, 1998, between C. Lee
              Cooke, Jr. and Sharps Compliance, Corp. (formerly known as - U.S.
              Medical Systems, Inc.) (incorporated by reference from Exhibit
              10.34 to 6/30/98 Form 10-KSB)
    16.4      Letter regarding changes in Certifying Accountant to Arthur
              Andersen LLP (incorporated by reference from Exhibit 16.4 to
              6/30/98 Form 10-KSB)
    21.1      Subsidiaries (filed herewith)
    27.1      Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K

The information required by this item is incorporated herein by reference to the information under the caption "Exhibits and Reports on Form 8-K" on page 14 of the Registrant's Transitional Report on Form 10-QSB for the transition period January 1, 1998 to March 31, 1998.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:

                                        SHARPS COMPLIANCE CORPORATION

Dated: September 27, 1999               By: /s/ Burton J. Kunik
                                            ----------------------------
                                            Dr. Burton J. Kunik,
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer

                                        By: /s/ Kent Manby
                                            ----------------------------
                                            Kent  Manby, Vice President and
                                            Chief Financial Officer

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
       AUDITED CONSOLIDATED FINANCIAL STATEMENTS
          Report of Independent Public Accountants......................... F-2
          Consolidated Balance Sheets as of June 30, 1999
             and 1998...................................................... F-3
          Consolidated Statements of Operations for the
              Year Ended June 30, 1999, the Six Months
              Ended June 30, 1998 and 1997 (Unaudited) and
              the Year Ended December 31, 1997............................. F-4
          Consolidated Statements of Stockholders' Equity
             For the Year Ended December 31, 1997, Six Months Ended
             June 30, 1998 and the Year Ended June 30, 1999................ F-5
          Consolidated Statements of Cash Flows for the
             Year Ended June 30, 1999, the Six Months Ended
             June 30, 1998 and 1997 (Unaudited) and the
             Year Ended December 31, 1997 ................................. F-7
          Notes to Consolidated Financial Statements....................... F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sharps Compliance Corp.:

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Texas corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1999, the six months ended June 30, 1998, and the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the year ended June 30, 1999, the six months ended June 30, 1998, and the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
August 27, 1999

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           ASSETS                                                            JUNE 30
                                                                                     ---------------------------
                                                                                        1999           1998
                                                                                     -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $    15,452    $   444,498
   Short-term investments                                                              1,300,000      2,600,000
   Accounts receivable, net of allowance for doubtful accounts of
     $21,373 and $0, respectively                                                        473,702        203,608
   Inventory                                                                             132,166        171,506
   Prepaids and other                                                                     83,143         81,258
                                                                                     -----------    -----------

             Total current assets                                                      2,004,463      3,500,870

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $63,290 and $123,476, respectively                                                  189,063        122,351

INTANGIBLE ASSETS, net of accumulated amortization
     of $20,244 and $0, respectively                                                      80,981        101,225

NOTE RECEIVABLE FROM STOCKHOLDER                                                         320,000        400,000
                                                                                     -----------    -----------


             Total assets                                                            $ 2,594,507    $ 4,124,446
                                                                                     ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $   161,985    $   148,165
   Accrued liabilities                                                                   148,534        270,393
   Accrued disposal costs                                                              1,072,782        646,482
   Current maturities of long-term debt                                                   23,089         40,707
                                                                                     -----------    -----------

             Total current liabilities                                                 1,406,390      1,105,747

LONG-TERM DEBT, net of current maturities                                                 14,817         39,980
                                                                                     -----------    -----------

             Total liabilities                                                         1,421,207      1,145,727

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value per share; -0- and 1,000,000 shares authorized,
    -0- and 1,000,000 shares issued and outstanding, respectively                             --         10,000
   Common stock, $.01 par value per share; 20,000,000 shares authorized;
    7,626,444 and 583,944 shares issued and outstanding, respectively                     76,264          5,839
   Additional paid-in capital                                                          4,370,886      4,287,311
   Deferred compensation                                                                 (11,000)            --
   Accumulated deficit                                                                (3,262,850)    (1,324,431)
                                                                                     -----------    -----------

             Total stockholders' equity                                                1,173,300      2,978,719
                                                                                     -----------    -----------


             Total liabilities and stockholders' equity                              $ 2,594,507    $ 4,124,446
                                                                                     ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE SIX MONTHS ENDED
                                              FOR THE YEAR ENDED             JUNE 30             FOR THE YEAR
                                                   JUNE 30        ---------------------------   ENDED DECEMBER 31
                                                    1999              1998           1997            1997
                                              ------------------  ------------   ------------   -----------------
                                                                                  (UNAUDITED)
REVENUES:
   Sales, net                                    $ 2,286,183       $   730,034    $   318,154    $   830,211
    Consulting services and other                     48,564                --             --          4,225
                                                 -----------       -----------    -----------    -----------
                     Total revenues                2,334,747           730,034        318,154        834,436

COSTS AND EXPENSES:
   Cost of revenues                                1,426,311           560,071        208,172        625,238
   Selling, general and administrative expenses    2,918,262         1,192,853        200,599        492,126
   Depreciation and amortization                      66,057            11,701          9,619          7,751
                                                 -----------       -----------    -----------    -----------
                     Operating loss               (2,075,883)       (1,034,591)      (100,236)      (290,679)

INTEREST INCOME                                      139,081            84,614             74          2,967


INTEREST EXPENSE                                      (1,617)           (6,061)        (6,798)        (7,570)
                                                 -----------       -----------    -----------    -----------
                     Net loss                    $(1,938,419)      $  (956,038)   $  (106,960)   $  (295,282)
                                                 ===========       ===========    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE             $      (.25)      $      (.14)   $      (.04)   $      (.08)
                                                 ===========       ===========    ===========    ===========

SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                      7,615,567         6,770,216      3,000,000      3,494,520
                                                 ===========       ===========    ===========    ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      SHARPS COMPLIANCE CORP.
                                                                      ---------------------------------------------------------
                                                                            PREFERRED STOCK                 COMMON STOCK
                                                                      --------------------------      -------------------------
                                                                        SHARES          AMOUNT          SHARES         AMOUNT
                                                                      ----------      ----------      ----------     ----------

     BALANCE, December 31, 1996                                               --      $       --              --     $       --
        Issuance of common stock for consulting services in
           October 1997                                                       --              --              --             --
        Net loss                                                              --              --              --             --
                                                                      ----------      ----------      ----------     ----------

     BALANCE, December 31, 1997                                               --              --              --             --
        Private placement of common stock in February 1998 at
           $2.00 per share, net of offering costs of $161,075                 --              --              --             --
        Issuance of common stock in February 1998, valued at
           $2.00 per share, in satisfaction of note payable                   --              --              --             --
        Reverse acquisition in February 1998                           1,000,000          10,000         583,944          5,839
        Net loss                                                              --              --              --             --
                                                                      ----------      ----------      ----------     ----------

     BALANCE, June 30, 1998                                            1,000,000          10,000         583,944          5,839
       Conversion of preferred stock to common stock
           in July 1998                                               (1,000,000)        (10,000)      7,000,000         70,000
       Issuance of common stock for services provided                         --              --          42,500            425
       Deferred compensation                                                  --              --              --             --
       Amortization of deferred compensation                                  --              --              --             --
       Net loss                                                               --              --              --             --
                                                                      ----------      ----------      ----------     ----------

     BALANCE, June 30, 1999                                                   --      $       --       7,626,444     $   76,264
                                                                      ==========      ==========      ==========     ==========

                                                            SHARPS COMPLIANCE, INC.
                                                            ----------------------
                                                                 COMMON STOCK       ADDITIONAL
                                                            ----------------------    PAID-IN      DEFERRED
                                                              SHARES      AMOUNT      CAPITAL    COMPENSATION
                                                            ----------   ---------  -----------  ------------

BALANCE, December 31, 1996                                   3,000,000   $ 30,000   $   (26,100)  $     --
 Issuance of common stock for consulting services in                --
    October 1997                                             2,000,000     20,000       125,000         --
 Net loss                                                           --         --            --         --
                                                            ----------   --------   -----------   --------

BALANCE, December 31, 1997                                   5,000,000     50,000        98,900         --
 Private placement of common stock in February 1998 at
    $2.00 per share, net of offering costs of $161,075       1,915,000     19,150     3,649,775         --
 Issuance of common stock in February 1998, valued at
    $2.00 per share, in satisfaction of note payable            85,000        850       169,150         --
 Reverse acquisition in February 1998                       (7,000,000)   (70,000)      369,486         --
 Net loss                                                           --         --            --         --
                                                            ----------   --------   -----------   --------

BALANCE, June 30, 1998                                              --         --     4,287,311         --
 Conversion of preferred stock to common stock
     in July 1998                                                   --         --       (60,000)        --
 Issuance of common stock for services provided                     --         --        84,575         --
 Deferred compensation                                              --         --        59,000    (59,000)
 Amortization of deferred compensation                              --         --            --     48,000
 Net loss                                                           --         --            --         --
                                                            ----------   --------   -----------   --------
BALANCE, June 30, 1999                                              --   $     --   $ 4,370,886   $(11,000)
                                                            ==========   ========   ===========   ========

                                                                              TOTAL
                                                             ACCUMULATED   STOCKHOLDERS'
                                                               DEFICIT    EQUITY (DEFICIT)
                                                             -----------  ----------------

BALANCE, December 31, 1996                                  $   (73,111)  $   (69,211)
 Issuance of common stock for consulting services in
    October 1997                                                     --       145,000
 Net loss                                                      (295,282)     (295,282)
                                                            -----------   -----------

BALANCE, December 31, 1997                                     (368,393)     (219,493)
 Private placement of common stock in February 1998 at
    $2.00 per share, net of offering costs of $161,075               --     3,668,925
 Issuance of common stock in February 1998, valued at
    $2.00 per share, in satisfaction of note payable                 --       170,000
 Reverse acquisition in February 1998                                --       315,325
 Net loss                                                      (956,038)     (956,038)
                                                            -----------   -----------

BALANCE, June 30, 1998                                       (1,324,431)    2,978,719
 Conversion of preferred stock to common stock
     in July 1998                                                    --            --
 Issuance of common stock for services provided                                85,000
 Deferred compensation                                               --            --
 Amortization of deferred compensation                               --        48,000
 Net loss                                                    (1,938,419)   (1,938,419)
                                                            -----------   -----------
BALANCE, June 30, 1999                                      $(3,262,850)  $ 1,173,300
                                                            ===========   ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FOR THE SIX MONTHS ENDED
                                                             FOR THE YEAR ENDED              JUNE 30                FOR THE YEAR
                                                                   JUNE 30       -----------------------------    ENDED DECEMBER 31
                                                                    1999             1998             1997              1997
                                                             ------------------  ------------     ------------    -----------------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (1,938,419)    $   (956,038)    $   (106,960)    $   (295,282)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities-
    Depreciation and amortization                                     66,057           11,701            9,619            7,751
    Amortization of deferred compensation                             48,000               --               --               --
    Changes in operating assets and liabilities-
       (Increase) decrease in accounts receivable                   (270,094)          79,074           21,160          (13,310)
       (Increase) decrease in inventory                               39,339         (108,190)              --          (21,190)
       (Increase) decrease in other current assets                    (1,885)         (24,866)           4,363            1,471
       Increase (decrease) in accounts payable and
         accrued liabilities                                         (23,038)         333,442           20,200           31,829
       Increase in accrued disposal costs                            426,300          204,754           54,757          252,726
                                                                ------------     ------------     ------------     ------------
   Net cash provided by (used in) operating
         activities                                               (1,653,740)        (460,123)           3,139          (36,005)
                                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition of business                                --           73,826               --               --
  Payments (advances) on note receivable
      from stockholder                                                80,000         (100,000)              --         (300,000)
  Purchases of property and equipment                               (112,525)         (30,262)              --           (4,739)
  Purchases of patents and trademark                                      --         (101,225)              --               --
  Sales of short-term investments                                  2,600,000               --               --               --
  Purchases of short-term investments                             (1,300,000)      (2,600,000)              --               --
                                                                ------------     ------------     ------------     ------------
      Net cash provided by (used in) investing activities          1,267,475       (2,757,661)              --         (304,739)
                                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to stockholders                             --               --               --          430,000
  Payments on notes payable                                          (42,781)        (232,357)          (2,701)         (34,703)
  Net proceeds of private placement                                       --        3,827,525               --               --
                                                                ------------     ------------     ------------     ------------
      Net cash provided by (used in) financing
           activities                                                (42,781)       3,595,168           (2,701)         395,297
                                                                ------------     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                         (429,046)         377,384              438           54,553

CASH AND CASH EQUIVALENTS,
    beginning of period                                              444,498           67,114           12,561           12,561
                                                                ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                        $     15,452     $    444,498     $     12,999     $     67,114
                                                                ============     ============     ============     ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

1. ORGANIZATION AND BACKGROUND:

Organization

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. (SCC) (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiary, Sharps Compliance of Texas, Inc., d.b.a. Sharps Compliance, Inc. (SCI), (collectively, Sharps). All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 27, 1998, SCC and SCI entered into an agreement and plan of reorganization (the Agreement). SCC acquired all of the issued and outstanding common stock, $.01 par value, of SCI in consideration for the issuance of 1,000,000 shares of preferred stock, $.01 par value, such that each share of SCI's common stock outstanding on the closing date was exchanged for 0.142858 shares of preferred stock. Under the terms of the Agreement, in July 1998, SCC's stockholders approved a 1-for-5.032715 reverse stock split of its common stock, which has been given retroactive effect in the financial statements. Simultaneously with the reverse stock split, each share of preferred stock was converted into seven shares of common stock of SCC, resulting in the existing stockholders of SCC holding 583,944 shares and the former stockholders of SCI holding 7,000,000 shares.

The Agreement is treated as a reverse acquisition for accounting and financial reporting purposes. As such, SCI was considered the accounting acquiror for accounting and financial reporting purposes, and the net assets of SCC were combined with those of SCI at their historical basis, which approximated their fair market value on the effective date of the Agreement. We have reflected the ongoing results of operations of SCC in its financial statements from the effective date of the Agreement.

Business

Sharps provides mail disposal services for certain medical sharps products (i.e., needles, razors and syringes) as well as other systems to provide the home healthcare industry with cost effective alternatives to traditional methods of transporting medical equipment from home healthcare patients. Sharps' products are primarily designed to facilitate small waste generators' compliance with local, state and federal regulations for the disposal of medical waste. During the year ended June 30, 1999, Sharps also provided consulting services related to medical sharps products to other entities.

Waste generators that use the Sharps Disposal By Mail System, (the Mail Disposal System) are responsible for mailing the systems to a third party for incineration. Sharps is responsible for the postage and burn costs associated with the customer mailing the mail disposal systems directly to the third party incinerator. Sharps records accrued disposal costs for estimated future postage and burn costs based on mail disposal systems sold that management estimates will eventually be returned for incineration. The estimated returns are based on historical experience. The accrued disposal costs will be adjusted prospectively for revisions in the estimated costs, if any. Depending upon the experience of the Company, such revision could be significant.

Prior to August 1, 1999, Sharps contracted through a third party who held an exclusive contract to incinerate medical waste at a facility in the City of Carthage, Texas (the facility). Sharps was notified by the City of Carthage in August 1999 that, effective July 31, 1999, the third party's exclusivity for medical waste incineration at the facility had been terminated. Sharps is currently negotiating a contractual arrangement with the City of Carthage to allow Sharps to incinerate its medical waste at the facility. There can be no assurance that the arrangement under negotiations will ultimately be entered into between Sharps and the City of Carthage, or that Sharps would be able to enter into another arrangement for the incineration of its products at a cost that would be acceptable to Sharps.

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers which are primarily distributors. During the year ended June 30, 1999, four distributors represented approximately 76 percent of sales; during the six months ended June 30, 1998, four distributors represented approximately 62 percent of sales; and, during the year ended December 31, 1997, three distributors represented approximately 74 percent of sales. At June 30, 1999, four distributors comprised approximately 79 percent (or $373,236) of the total accounts receivable balance, and at June 30, 1998, four distributors comprised approximately 72 percent (or $146,700) of the total accounts receivable balance. Sharps may be affected by its dependence on a limited number of distributors. Management believes the risk is mitigated by the long-standing business relationships with and reputation of Sharps' major customers. Further, management believes the loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Sharps Disposal By Mail System.

Sharps has sole-sourced the majority of its manufacturing, assembly and transportation functions and its disposal function. Sharps may be affected by its dependence on the suppliers of these functions. The risk is mitigated by the long-standing business relationships with and reputation of Sharps' suppliers. Although there are no assurances with regard to future business associations after expirations of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs and terms.

Effective July 23, 1998, SCC ceased operating one of its subsidiaries, U.S. Medical, Inc. (USM) (see Note 10). USM previously developed, produced and marketed products directed at the over-the-counter consumer market and products related to infection prevention for the professional dental care industry.

Sharps has received limited revenues to date and has incurred cumulative losses since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its license agreements, maintaining an agreement with an incineration facility, successful completion of its product development activities, the identification of and penetration of markets for its products and services, and obtaining funds necessary to complete these activities. Furthermore, if Sharps is unable to achieve its fiscal year 2000 projected results of operations or if the actual return of mail disposal systems exceeds those estimated by management, additional financing may be required to fund Sharps' operations. Management believes Sharps' current resources will be sufficient to fund operations through at least December 2000.

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

Intangible Assets

Intangible assets consist of costs related to two patents acquired in June 1998. The patents are being amortized over their estimated useful lives of five years. During the year ended June 30, 1999, the company recorded amortization expense of $20,244. No amortization expense was recorded through June 30, 1998, as the amount was not significant.

Realization of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Sharps evaluates the recoverability of property and equipment and intangible or other assets, if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

Revenue Recognition

Product sales are recognized as revenue when the finished product is shipped to customers. Sales are presented net of estimated refunds to customers for returned merchandise and net of estimated discounts. Sharps also recognizes costs, including estimated disposal costs for incineration and postage, at the time the product is shipped. Consulting revenue is recognized as the related services are performed.

Income Taxes

Through December 31, 1997, Sharps' stockholders elected to have Sharps taxed as an S Corporation for federal and state tax purposes, whereby the stockholders were liable for the entity's taxable income on their individual federal and state income tax returns. Accordingly, the financial statements through December 31, 1997, do not include provisions for income taxes.

Effective January 1, 1998, Sharps changed its federal tax status from an S Corporation to a C Corporation and, accordingly, became subject to federal and certain state income taxes (see Note 7). No pro forma disclosure reflecting income tax expense for periods prior to Sharps' changing its tax status to a C corporation has been presented, as the pro forma tax expense for each period is not significant.

Accounting for Stock-Based Compensation

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock issued to Employees." In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," certain additional disclosures are provided in Note 9.

Net Loss Per Share

Earnings per share data for all periods presented has been computed pursuant to SFAS No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Options outstanding as of each period end (see Note 9) have not been included in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS. For the six months ended June 30, 1998, preferred shares have been included in the calculation of basic and diluted EPS on an as-converted basis (see Note 1). There are no differences in basic EPS and diluted EPS for all periods presented.

Financial Instruments

The Company considers the fair value of all financial instruments not to be materially different from their carrying values at year-end based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. Sharps operates in a single segment, providing the healthcare industry and non-healthcare institutional markets with cost effective alternatives to traditional methods of transporting medical equipment from home healthcare patients.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Specifically, Sharps has estimated the cost and related liability for postage and incineration costs associated with the mail-back of full sharps containers for disposal. These estimates are based on Sharps' experience to date and are reflected in accrued disposal costs on the accompanying consolidated balance sheets. Future results may differ from these estimates.

3. NOTE RECEIVABLE FROM STOCKHOLDER:

In November 1997, Sharps entered into a note receivable with a stockholder and officer of Sharps. The note receivable, as amended, allowed the officer to borrow up to $400,000 from Sharps. The note accrues interest at 8 percent per annum, and payments are due over five annual installments equal to one-fifth of the outstanding balance of principal and accrued interest. All unpaid principal and accrued interest are due in November 2002. In November 1997 and February 1998, the stockholder borrowed $300,000 and $100,000, respectively, from Sharps. In February 1999, the stockholder paid the first $80,000 principal installment as well as approximately $32,000 of accrued interest. At June 30, 1999, approximately $18,000 in accrued interest was owed under this note.

4. PROPERTY AND EQUIPMENT:

At June 30, 1999 and 1998, property and equipment consisted of the following:


                                                                               JUNE 30
                                                     USEFUL LIFE        1999             1998
                                                    -------------   ------------     ------------

        Furniture and fixtures                      3 to 5 years    $     28,519     $     42,767
        Equipment                                   5 years               89,500           81,000
        Computers and software                      3 to 5 years         103,576           91,302
        Automobiles                                 5 years               30,758           30,758
                                                                    ------------     ------------
                                                                         252,353          245,827
        Less - Accumulated depreciation                                  (63,290)        (123,476)
                                                                    ------------     ------------

               Net property and equipment                           $    189,063     $    122,351
                                                                    ============     ============


5. DEBT:

In October 1997, the Company entered into a promissory note agreement to finance the purchase of an automobile. The note bears interest at 7.75 percent. The note matures in October 2002, is due in monthly installments, and is secured by the automobile. The balance outstanding on the note at June 30, 1999, was $20,406.

In April 1998, Sharps entered into a note agreement with a vendor to purchase equipment. The note bears no interest and is due in monthly installments of $2,500 through February 2000. The note was not discounted as the discount was not significant. The balance outstanding on the note at June 30, 1999, was $17,500 and is due during the year ended June 30, 2000.

The note agreements are due as follows:

                            YEAR ENDING JUNE 30-
                                   2000               23,089
                                   2001                6,038
                                   2002                6,522
                                   2003                2,257
                                                    --------

                                                    $ 37,906
                                                    ========


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

7. INCOME TAXES:

Prior to January 1, 1998, Sharps maintained the status of S Corporation for federal and certain state income tax purposes. As an S Corporation, Sharps was generally not responsible for income taxes. Effective January 1, 1998, Sharps terminated its S Corporation election. Accordingly, Sharps is subject to federal and state income taxes from that date forward. Effective with the termination of Sharps' S Corporation status, the provisions of SFAS No. 109, "Accounting for Income Taxes" were adopted. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining whether a valuation allowance should be provided.

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the year ended June 30, 1999 and the six months ended June 30, 1998, is as follows:

                                                    YEAR ENDED   SIX MONTHS ENDED
                                                  JUNE 30, 1999   JUNE 30, 1998
                                                  -------------  ----------------


        Statutory rate                                 (34.0)%        (34.0)%
        State income taxes, net                         (2.9)          (2.9)
        Meals and entertainment                          0.9            0.7
        Increase in valuation allowance                 36.0           36.2
                                                    --------       --------

                                                          --%            --%
                                                    ========       ========

Significant components of Sharps' net deferred tax asset at June 30, 1999 and 1998, are as follows:

                                                             JUNE 30, 1999    JUNE 30, 1998
                                                             -------------    -------------

        Deferred tax assets relating to-
           Net operating loss carryforwards                   $  2,932,885     $  2,283,538
           Accrued disposal costs                                  255,514          239,004
           Deferred compensation                                    17,760               --
                                                              ------------     ------------
                        Total deferred tax assets                3,206,159        2,522,542

        Deferred tax liability relating to-
           Cash to accrual adjustment                              (35,884)         (53,147)

        Deferred tax valuation reserve                          (3,170,275)      (2,469,395)
                                                              ------------     ------------
                        Net deferred tax asset                $         --     $         --
                                                              ============     ============

At June 30, 1999, Sharps had net operating loss carryforwards for federal income tax purposes of approximately $7.9 million, of which approximately $5.6 million was acquired in the acquisition in February 1998. Sharps' ability to utilize these net operating losses to reduce future taxable income may be limited upon a change of ownership and amounts of separate Company taxable income, as defined by the Internal Revenue Code. The carryforwards will begin to expire in 2008 if not otherwise used. A valuation allowance has been established to fully offset the Company's deferred tax assets due to its history of losses since inception. The valuation reserve relates primarily to Sharps' net losses. Sharps has not made any income tax payments since inception.

8. SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest during the year ended June 30, 1999, six months ended June 30, 1998, and the year ended December 31, 1997, was $1,617, $6,062 and $3,706, respectively.

The following noncash financing and investing transactions have been excluded from the consolidated statements of cash flows for the year ended June 30, 1999, the six months ended June 30, 1998 and the year ended December 31, 1997:

                                                        YEAR ENDED       SIX MONTHS         YEAR ENDED
                                                          JUNE 30       ENDED JUNE 30       DECEMBER 31
                                                           1999             1998               1997
                                                        ----------      -------------       -----------
        Deferred issuance costs                         $       --        $ (158,600)        $  158,600
        Trade-in of automobile and
         reduction of note payable                              --                --             17,409
        Purchase of equipment through
         issuance of note payable                               --            66,000                 --
        Satisfaction of note payable
         through issuance of
         common stock                                           --           170,000                 --
        Issuance of common stock for
         services provided                                  85,000                --                 --

9. STOCKHOLDERS' EQUITY:

Common Stock

In October 1997, SCI issued a total of 2,000,000 shares of common stock to two consultants for services provided. Management valued the shares at $145,000, which was management's estimate of the fair market value of the services provided.

On December 12, 1997, SCI's stockholders increased the number of authorized shares of common stock of SCI from 1,000,000 shares to 10,000,000 shares and effected a 300-for-1 stock split of SCI's common stock outstanding on that date. All common stock and per share information included in the accompanying financial statements has been adjusted to give retroactive effect to the split.

In February 1998, SCI completed a private placement (the Offering) of 1,915,000 shares of common stock for net proceeds of approximately $3,828,000. The proceeds from the Offering were used to support SCI's sales and marketing program and for other working capital needs. Additionally, SCI issued 85,000 shares of common stock in partial satisfaction of its $400,000 note payable to a stockholder (see Note 6).

In February 1998, SCC acquired SCI through the issuance of preferred stock in exchange for all of SCI's outstanding common stock. In July 1998, the preferred stock of SCC was converted to 7,000,000 shares of common stock (see Note 1).

In August and October 1998, SCC issued a total of 42,500 shares of common stock to two consultants for services provided during fiscal 1998. Management valued the shares at $85,000, which was the estimated fair market value of the Company's stock on the date the shares were issued.

1993 Stock Plan

During 1993, SCC established the 1993 Stock Plan (the Plan) covering employees and consultants. The Plan, as amended, provides for the granting of options, either incentive or nonstatutory, to purchase up to 1,000,000 shares of Sharps' common stock. Options granted vest over a period of up to four years. Options expire five years after the date of grant.

A summary of the status of Sharps' Plan at June 30, 1999 and 1998 and changes during the year ended June 30, 1999 is presented in the table below:

                                                                        WEIGHTED
                                                         OPTIONS         AVERAGE
                                                       OUTSTANDING    EXERCISE PRICE
                                                       -----------    --------------

        Balance, June 30, 1998                            75,140         $   3.02
        Granted                                          242,500             2.03
        Forfeited or Canceled                           (203,333)            2.00
                                                                         --------
        Balance, June 30, 1999                           114,307             2.74
                                                                         ========

        Exercisable at end of year                        90,140               --

        Weighted average fair value of
           options granted during the year                    --         $   1.15

During the year ended June 30, 1999, Sharps recorded aggregate deferred compensation of $59,000 and recognized $48,000 of this amount as compensation expense.

Pursuant to the provisions of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the fiscal year 1999 grants: risk-free rate of return of 5.2%; expected annual dividend rate of $0; expected life of five years; and expected volatility of 93.6% since the Agreement in February 1998. The fair value of stock options issued to employees determined using the Black-Scholes option pricing model was not significant, and thus no pro forma disclosures are included herein.

10.  COMMITMENTS AND CONTINGENCIES:

Insurance

Sharps is subject to numerous risks and uncertainties because of the nature and status of its operations. Sharps maintains insurance coverage for events and in amounts that it deems appropriate. Management believes that uninsured losses, if any, will not be materially adverse to Sharps' financial position or results of operations.

Distributor Agreements

On August 1, 1996, Sharps entered into an agreement with Ecolab, Inc., for it to be Sharps' exclusive U.S. distributor of the Mail Disposal System in commercial and industrial markets. The price of the system remained constant for the first six months of the agreement. Thereafter, the price was and will be reviewed quarterly and adjusted upon the mutual agreement of the parties. The term of the agreement is for one year with an automatic renewal for one-year periods, unless either party provides notice of termination to the other within 120 days prior to expiration of the then current term.

On April 1, 1998, Sharps entered into an agreement with a supplier, for Sharps to be the exclusive domestic distributor of certain of the supplier's medical waste containers. The term of the agreement is for five years, with automatic renewals for two-year periods, unless either party provides notice of termination to the other within 90 days prior to the expiration of the then current term. Purchases related to this agreement during the year ended June 30, 1999 were $192,525. Sharps has guaranteed annual purchase commitments under this agreement as follows:


              YEAR ENDING JUNE 30-
                      2000                     $ 189,000
                      2001                       227,000
                      2002                       277,750
                      2003                       233,250
                                               ---------

          Total purchase commitments           $ 927,000
                                               =========


Sales Representation Agreements

On February 21, 1995, Sharps entered into a sales representation agreement with a sales agency for promotion of the Mail Disposal System exclusively in the veterinary market. The initial term of the agreement was for a two-year period with automatic two-year renewal periods, unless either party notified the other 90 days prior to expiration of the current period of its intent to terminate. The agreement further specifies a 15 percent commission on net sales as defined in the agreement. Commission expense related to this agreement was $2,818, $1,150 and $3,679 for the year ended June 30, 1999, the six months ended June 30, 1998 and the year ended December 31, 1997, respectively.

On April 1, 1995, Sharps entered into a sales representation agreement with an independent sales agent for promotion of the Mail Disposal System. This agreement was terminated effective December 31, 1997. Commission expense related to this agreement was $12,714 for the year ended December 31, 1997.

Operating Leases

Sharps leases office space and equipment under certain operating lease agreements, which expire at various dates through March 2004. Rent expense for the year ended June 30, 1999, the six months ended June 30, 1998, and the year ended December 31, 1997, was approximately $63,500, 8,300, and $18,100, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

                YEAR ENDING JUNE 30-
                        2000                     $  68,234
                        2001                        67,796
                        2002                        67,796
                        2003                        10,497
                        2004                         3,966
                                                 ---------

          Total minimum lease payments           $ 218,289
                                                 =========

Severance Agreement

On or about September 2, 1998, Sharps entered into a severance agreement (the Severance Agreement) with SCC's former Chief Executive Officer and President to transfer any and all assets and liabilities of USM, which consisted of (i) all cash on hand, less $40,000, (ii) all accounts receivable, (iii) all personal property located at the offices in Austin, Texas, (iv) all patents and trademarks owned or licensed to USM, (v) customer lists of USM, (vi) rights to the name U.S. Medical Systems, Inc. and (vii) all of the capital stock of USM. As consideration for the transfer described above, the former officer waived and released Sharps from any and all liabilities and severance obligations which were due the former officer in connection with that certain employment agreement entered into between the former officer and Sharps. The Severance Agreement was effective July 31, 1998. The net book value of the assets and liabilities of USM transferred was approximately $92,000 and was recorded as compensation expense during July 1998.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT

     2.2      Agreement and Plan of Reorganization dated as of February 27,
              1998, between and among U.S. Medical Systems, Inc., Sharps
              Compliance, Inc. and its Stockholders (incorporated by reference from Exhibit 2.2 to 2/27/98 Form 8-K)
     3.4      Bylaws of Company (incorporated by reference from Exhibit 3.4 to
              6/30/94 Form 10-KSB)
     3.6      Certificate of Elimination of the Series "A" Voting Convertible
              Preferred Stock (incorporated by reference from Exhibit 3.6 to
              6/30/98 Form 10-KSB)
     4.4      Specimen Stock Certificate (incorporated by reference from
              Exhibit 4.4 to 6/30/98 Form 10-KSB)
    10.29     Employment Agreement effective January 1, 1998 by and between
              Sharps Compliance, Inc. and Dr. Burt Kunik, and First Amendment to Employment Agreement (incorporated by reference from Exhibit
              10.29 to 6/30/98 Form 10-KSB)
    10.30     Second Amendment to Employment Agreement dated May __, 1998
              (incorporated by reference from Exhibit 10.30 to 6/30/98 Form
              10-KSB)
    10.31     Exclusive Distributorship Agreement, dated April 1, 1998 between
              Pro-Tec Containers, Inc. and Sharps Compliance, Inc.
              (incorporated by reference from Exhibit 10.31 to 6/30/98 Form
              10-KSB)
    10.32     Purchase Agreement between IVY Green Corporation and Sharps
              Compliance, Inc., dated June 19, 1998 (incorporated by reference from Exhibit 10.32 to 6/30/98 Form 10-KSB)
    10.33     Lease Agreement between Lakes Technology Center, Ltd. and Sharps
              Compliance, Inc. dated August 1, 1998 (incorporated by reference from Exhibit 10.33 to 6/30/98 Form 10-KSB)
    10.34     Severance Agreement, dated September 2, 1998, between C. Lee
              Cooke, Jr. and Sharps Compliance, Corp. (formerly known as - U.S.
              Medical Systems, Inc.) (incorporated by reference from Exhibit
              10.34 to 6/30/98 Form 10-KSB)
    16.4      Letter regarding changes in Certifying Accountant to Arthur
              Andersen LLP (incorporated by reference from Exhibit 16.4 to
              6/30/98 Form 10-KSB)
    21.1      Subsidiaries (filed herewith)
    27.1      Financial Data Schedule (filed herewith)