Form 10QSB
period 1999-09-30
SHARPS COMPLIANCE CORP
filed 1999-10-28
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-QSB

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     for the transition period from _______ to _______.

                         Commission File Number: 0-22390

                                  ------------

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

Number of shares outstanding of the issuer's Capital Stock as of October 26, 1999: 7,626,444

Transitional Small Business Disclosure Format (check one): Yes    No x

                             SHARPS COMPLIANCE CORP.

                                      INDEX

         PART I                   FINANCIAL INFORMATION                                                 PAGE

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets - September 30, 1999
                      (Unaudited) and June 30, 1999......................................................3
                  Condensed Consolidated Statements of Operations (Unaudited) -
                      For the three months ended September 30, 1999 and 1998.............................4
                  Condensed Consolidated Statements of Cash Flows (Unaudited) -
                      For the three months ended September 30, 1999 and 1998.............................5
                  Notes to Condensed Consolidated Financial Statements
                      (Unaudited)........................................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.............................................................................7

         PART II                  OTHER INFORMATION                                                     10

         Item 6.  Exhibits and Reports on Form 8-K......................................................10

         SIGNATURE......................................................................................10

PART I            FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

                     SHARPS COMPLIANCE CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS                                  SEPTEMBER
                                                                         30             JUNE 30
                                                                        1999              1999
                                                                    -----------     ------------
                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                         $    268,000    $     15,000
  Short-term investments                                                 500,000       1,300,000
  Accounts receivable, net                                               797,000         474,000
  Inventory                                                              195,000         132,000
  Prepaids and other                                                      83,000          83,000
                                                                    ------------    ------------
             Total current assets                                      1,843,000       2,004,000


PROPERTY AND EQUIPMENT, net                                              188,000         189,000

INTANGIBLE ASSETS, net                                                    76,000          81,000

NOTE RECEIVABLE FROM STOCKHOLDER                                         320,000         320,000
                                                                    ------------    ------------

             Total assets                                           $  2,427,000    $  2,594,000
                                                                    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $    102,000    $    162,000
   Accrued liabilities                                                   174,000         148,000
   Accrued disposal costs                                              1,268,000       1,073,000
   Current maturities of long-term debt                                   16,000          23,000
                                                                    ------------    ------------

             Total current liabilities                                 1,560,000       1,406,000

LONG-TERM DEBT, net of current maturities                                 13,000          15,000
                                                                    ------------    ------------

             Total liabilities                                         1,573,000       1,421,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common  stock, $.01 par value per share; 20,000,000 shares
      authorized; 7,626,444 shares issued and outstanding                 76,000          76,000
    Additional paid-in capital                                         4,371,000       4,371,000
    Deferred compensation                                                 (8,000)        (11,000)
    Accumulated deficit                                               (3,585,000)     (3,263,000)
                                                                    ------------    ------------

             Total stockholders' equity                                  854,000       1,173,000
                                                                    ------------    ------------

             Total liabilities and stockholders' equity             $  2,427,000    $  2,594,000
                                                                    ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                     SHARPS COMPLIANCE CORP. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE THREE MONTHS
                                                      ENDED SEPTEMBER 30
                                                ----------------------------
                                                    1999             1998
                                                ------------    ------------

REVENUES:
   Sales, net                                   $    975,000    $    578,000
   Consulting services and other                      31,000              --
                                                ------------    ------------
                    Total revenues                 1,006,000         578,000


COSTS AND EXPENSES:
   Cost of revenues                                  595,000         354,000
   Selling, general and administrative               723,000         711,000
     expenses
   Depreciation and amortization                      24,000          10,000
                                                ------------    ------------
                     Operating loss                 (336,000)       (497,000)

INTEREST INCOME                                       14,000          45,000
                                                ------------    ------------
                     Net loss                   $   (322,000)   $   (452,000)
                                                ============    ============

BASIC AND DILUTED NET LOSS PER SHARE            $       (.04)   $       (.06)
                                                ============    ============

SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                      7,626,444       7,586,987
                                                ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                     SHARPS COMPLIANCE CORP. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        FOR THE THREE MONTHS
                                                                         ENDED SEPTEMBER 30
                                                                    ----------------------------
                                                                        1999            1998
                                                                    ------------    ------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss                                                $   (322,000)   $   (452,000)
            Adjustments  to  reconcile  net  loss to net cash
            provided by (used in) operating activities-
                Depreciation and amortization                             24,000          11,000
                Amortization of deferred compensation                      3,000              --
                Changes in operating assets and liabilities-
                  Increase in accounts receivable                       (323,000)       (159,000)
                  (Increase) decrease in inventory                       (63,000)         61,000
                  Decrease in other current assets                            --          22,000
                  Decrease in accounts payable and accrued
                    liabilities                                          (34,000)        (74,000)
                  Increase in accrued disposal costs                     195,000         135,000
                                                                    ------------    ------------

                Net cash used in operating activities                   (520,000)       (456,000)

         CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment                          (18,000)        (28,000)
            Sales of short-term investments                              800,000         100,000
                                                                    ------------    ------------

                Net cash provided by investing activities                782,000          72,000

         CASH FLOWS FROM FINANCING ACTIVITIES:
            Payments on notes payable                                     (9,000)         (9,000)
                                                                    ------------    ------------

                Net cash used in financing activities                     (9,000)         (9,000)
                                                                    ------------    ------------

         NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                                  253,000        (393,000)

         CASH AND CASH EQUIVALENTS, beginning of period                   15,000         444,000
                                                                    ------------    ------------

         CASH AND CASH EQUIVALENTS, end of period                   $    268,000    $     51,000
                                                                    ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1. ORGANIZATION AND BACKGROUND:

ORGANIZATION

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. ("SCC") (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiary, Sharps Compliance of Texas, Inc., d.b.a. Sharps Compliance, Inc. d.b.a. Inscite ("SCI") collectively, the "Company" or "Sharps"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

Sharps provides mail disposal services for certain medical sharps products (i.e., needles, razors and syringes) as well as other systems to provide the home healthcare industry with cost effective alternatives to traditional methods of transporting medical equipment from home healthcare patients. Sharps' products are designed primarily to facilitate small waste generators' compliance with local, state and federal regulations for the disposal of medical waste. Sharps also provides consulting services related to medical sharps products to other entities.

Waste generators that use the Sharps Disposal By Mail System, (the "Mail Disposal System") are responsible for mailing the systems to a third party for incineration. Sharps is responsible for the postage and burn costs associated with the customer mailing the Mail Disposal Systems directly to the third party incinerator. Sharps records accrued disposal costs for estimated future postage and burn costs based on mail disposal systems sold that management estimates will eventually be returned for incineration. The estimated returns are based on historical experience. The accrued disposal costs are adjusted prospectively for revisions in the estimated costs. Depending upon the experience of Sharps, such revisions could be significant.

Prior to August 1, 1999, Sharps contracted through a third party who held an exclusive contract to incinerate medical waste at a facility in the City of Carthage, Texas (the "facility"). Sharps was notified by the City of Carthage in August 1999 that, effective July 31, 1999, the third party's exclusivity for medical waste incineration at the facility had been terminated. Sharps continues to utilize the facility directly with the City of Carthage on a daily basis. Sharps is currently negotiating a contractual arrangement with the City of Carthage to allow Sharps to continue to incinerate its medical waste at the facility. There can be no assurance that the arrangement under negotiations will ultimately be entered into between Sharps and the City of Carthage, or that Sharps would be able to enter into another arrangement for the incineration of its products at a cost that would be acceptable to Sharps.

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

Sharps has received limited revenues to date and has incurred cumulative losses since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its license agreements, maintaining an agreement with an incineration facility, successful completion of its product development activities, the identification and penetration of markets for its products and services, and obtaining funds necessary to complete these activities. Furthermore, if Sharps is unable to achieve its fiscal year 2000 projected results of operations or if the actual return of Mail Disposal Systems exceeds those estimated by management, additional financing may be required to fund Sharps' operations. Management believes Sharps' current resources will be sufficient to fund operations through at least December 2000.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1999, and the results of its operations and its cash flows for the three months ended September 30, 1999 and 1998. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

3. NET LOSS PER SHARE

Earnings per share data for all periods presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Options outstanding as of each period end have not been included in the calculation of diluted EPS as they would have an anti-dilutive effect on EPS.

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

GENERAL

The Company's revenues increased 47% (from $685,000 to $1,006,000) for the quarter ended September 30, 1999 over the quarter ended June 30, 1999. The increase in revenues is the result of increasing acceptance of Sharps' logistical solutions for the home healthcare industry. The Sharps Disposal by Mail System ("Mail Disposal System") is being accepted as a more cost-effective means of disposing of contaminated sharps. The home healthcare industry is also increasing its acceptance of Sharps Trip LesSystem(TM) and the Sharps Pitch-It series of disposable IV poles as they focus on reducing costs associated with trips to the patient's home to retrieve used sharps containers, infusion pumps and IV poles.

The increase in cost of revenues of $183,000, or 44%, for the quarter ended September 30, 1999 over the quarter ended June 30, 1999 is due to the increase in sales volume. Cost of revenues decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales. Cost of revenues also decreased as a percentage of sales due to adjustments made to the estimated rate of return for mail disposal units expected to be returned for incineration.

Selling, general and administrative expenses decreased $82,000, or 10%, from the quarter ended September 30, 1999 over the quarter ended June 30, 1999 from $805,000 to $723,000. The decrease is due to staffing adjustments and related savings during August 1999 as well as an overall decrease in professional services used during the quarter.

The Company's net loss narrowed 40% from $534,000 for the quarter ended June 30, 1999 to $322,000 in the quarter ended September 30, 1999.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 1999 and 1998.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30
                                                1999           1998
                                             ----------     ----------
    Revenues                                        100%           100%
    Costs and expenses:
        Cost of revenues                            (61%)          (59%)
        Selling, general and administrative         (72%)         (123%)
        Depreciation and amortization                (2%)           (2%)
                                             ==========     ==========
    Total operating expenses                       (133%)         (186%)
                                             ==========     ==========
        Loss from operations                        (33%)          (86%)
    Total other income                                1%             8%
                                             ==========     ==========
        Net loss                                    (32%)          (78%)
                                             ==========     ==========

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

Revenues increased $428,000, or 74%, from $578,000 for the quarter ended September 30, 1998 to $1,006,000 for the quarter ended September 30, 1999. The sales increase can be attributed to increased marketing efforts, which began in January 1998. These continuing efforts have created a wider acceptance of the Mail Disposal System and the Trip LesSystem(TM) as cost effective logistical solutions for Sharps' primary customer, home healthcare facilities.

Consulting revenue increased from $-0- for the quarter ended September 30, 1998 to $31,000 for the quarter ended September 30, 1999. The increase is due to the formation of INSCITE, Sharps' consulting division, on March 1, 1999 and its activities since inception.

The increase in cost of revenues of $241,000, or 68%, is due to the increase in the Company's sales volume. Cost of revenues decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume. Cost of revenues also decreased as a percentage of sales due to adjustments made to the estimated rate of return for mail disposal units expected to be returned for incineration.

Selling, general and administrative expenses increased $12,000, or 2% from $711,000 to $723,000. The increase is due to Sharps' expansion of its infrastructure and additional resources expended to penetrate new markets. The needed additional support and sales staffing, the travel expenses associated with Sharps' sales personnel and the overall increased marketing efforts have increased these expense items. These increases were offset by the elimination of the expenses attributable to Sharps' former subsidiary, U.S. Medical, Inc., of $122,000. This included the net book value of the assets and liabilities of U.S. Medical, Inc. (approximately $92,000) which were transferred to SCC's former Chief Executive Officer and President as noted in fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, Sharps has approximately $768,000 in cash and short-term investments. Working capital at September 30, 1999 was $283,000. The liquidity ratios are primarily due to the $3,828,000 in net proceeds from the private placement of 2,000,000 shares of Sharps common stock in February 1998.

Capital expenditures during the year ended September 30, 1999 were approximately $18,000 and consisted mainly of computer equipment. Although Sharps realized a decline in its net loss for the quarter ended September 30, 1999, negative operating cash flows increased primarily due to individually significant receivables which had not been collected as of September 30, 1999.

At September 30, 1999, total long-term debt outstanding was approximately
$13,000.

Sharps expects to continue to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside Sharps' control, including the nature and timing of marketing and sale activities. Moreover, Sharps' ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the home healthcare, industrial and other markets. Management believes that Sharps' current resources will satisfactorily fund operations for the next 18 to 24 months. There can be no assurance that Sharps will be able to obtain financing on acceptable terms, if at all, to fund operations beyond that time frame.

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

The Company has not contacted its material vendors and suppliers to determine if such vendors and suppliers have any Year 2000 issues that have not been resolved or may not be resolved in a timely manner. However, the Company does not believe that Year 2000 issues would materially adversely affect its financial condition or results of operations if its vendors or suppliers were unable to successfully address these issues.

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

                                       REGISTRANT:

                                       SHARPS COMPLIANCE CORP.

Dated: October 27, 1999                By: /s/ Kent D. Manby
                                           --------------------------
                                           Kent D. Manby, Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
 27.1           Financial Data Schedule