Form 10QSB
period 1999-12-31
SHARPS COMPLIANCE CORP
filed 2000-02-14
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       for the transition period from                 to                  .
                                      ---------------    -----------------

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

Number of shares outstanding of the issuer's Capital Stock as of February 11, 2000: 7,626,444

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                            SHARPS COMPLIANCE CORP.

                                     INDEX

                                                                                               PAGE
PART I            FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1999 (Unaudited) and June 30,
             1999...............................................................................3
         Condensed Consolidated Statements of Operations (Unaudited) - For the three months ended December 31, 1999 and 1998............................................4
         Condensed Consolidated Statements of Operations (Unaudited) - For the six
             months ended December 31, 1999 and 1998............................................5
         Condensed Consolidated Statements of Cash Flows (Unaudited) - For the six
             months ended December 31, 1999 and 1998............................................6
         Notes to Condensed Consolidated Financial Statements (Unaudited).......................7

Item 2.  Management's  Discussion  and Analysis of Financial Condition
         and Results of Operations..............................................................8

PART II.          OTHER INFORMATION............................................................11

Item 4.  Submission of Matters to a Vote of Security Holders...................................11

Item 6.  Exhibits and Reports on Form 8-K......................................................11

SIGNATURE......................................................................................11

PART I  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

                     SHARPS COMPLIANCE CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                 ASSETS                             DECEMBER 31,        JUNE 30,
                                                                        1999              1999
                                                                  ---------------    ---------------
                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                       $       416,000    $        15,000
  Short-term investments                                                       --          1,300,000
  Accounts receivable, net                                                817,000            474,000
  Inventory                                                               341,000            132,000
  Prepaids and other                                                       46,000             83,000
                                                                  ---------------    ---------------
                                                                        1,620,000          2,004,000

PROPERTY AND EQUIPMENT, net                                               182,000            189,000

INTANGIBLE ASSETS, net                                                     71,000             81,000
NOTE RECEIVABLE FROM STOCKHOLDER                                          320,000            320,000
                                                                  ---------------    ---------------

             Total assets                                         $     2,193,000    $     2,594,000
                                                                  ===============    ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $       139,000    $       162,000
   Accrued liabilities                                                    186,000            148,000
   Accrued disposal costs                                               1,371,000          1,073,000
   Current maturities of long-term debt                                     8,000             23,000
                                                                  ---------------    ---------------
             Total current liabilities                                  1,704,000          1,406,000

LONG-TERM DEBT, net of current maturities                                  12,000             15,000
                                                                  ---------------    ---------------
             Total liabilities                                          1,716,000          1,421,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common  stock, $.01 par value per share; 20,000,000 shares
        7,626,444 shares issued and outstanding                            76,000             76,000
    Preferred stock, $.01 par value per share; 1,000,000 shares
         0 shares issued and outstanding                                       --                 --
    Additional paid-in capital                                          4,371,000          4,371,000
    Deferred compensation                                                  (6,000)           (11,000)
    Accumulated deficit                                                (3,964,000)        (3,263,000)
                                                                  ---------------    ---------------
             Total stockholders' equity                                   477,000          1,173,000
                                                                  ---------------    ---------------
             Total liabilities and stockholders' equity           $     2,193,000    $     2,594,000
                                                                  ===============    ===============



                   The accompanying notes are an integral part of these consolidated financial statements.

                     SHARPS COMPLIANCE CORP. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 FOR THE THREE MONTHS
                                                  ENDED DECEMBER 31,
                                                  1999           1998
                                              -----------    -----------

REVENUES:
   Sales, net                                 $   989,000    $   509,000
   Consulting services                             40,000             --
                                              -----------    -----------
            Total revenues                      1,029,000        509,000

COSTS AND EXPENSES:
   Cost of revenues                               576,000        331,000
   Selling, general and administrative            821,000        617,000
   Depreciation and amortization                   24,000         15,000
                                              -----------    -----------
            Operating loss                       (392,000)      (454,000)

INTEREST INCOME                                    13,000         39,000
                                              -----------    -----------
            Net loss                          $  (379,000)   $  (415,000)
                                              ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE          $      (.05)   $      (.05)
                                              ===========    ===========

WEIGHTED AVERAGE SHARES USED IN
  COMPUTING DILUTED NET LOSS PER  SHARE         7,626,444      7,619,379
                                              ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                     SHARPS COMPLIANCE CORP. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE SIX MONTHS
                                                  ENDED DECEMBER 31,
                                                 1999             1998
                                             ------------    ------------
REVENUES:
   Sales, net                                $  1,964,000    $  1,088,000
   Consulting services                             71,000              --
                                             ------------    ------------
          Total revenues                        2,035,000       1,088,000

COSTS AND EXPENSES:
   Cost of revenues                             1,171,000         685,000
   Selling, general and administrative          1,544,000       1,328,000
   Depreciation and amortization                   48,000          25,000
                                             ------------    ------------
          Operating loss                         (728,000)       (950,000)

INTEREST INCOME                                    27,000          84,000
                                             ------------    ------------
          Net loss                           $   (701,000)   $   (866,000)
                                             ============    ============

BASIC AND DILUTED NET LOSS PER SHARE         $       (.09)   $       (.11)
                                             ============    ============

WEIGHTED AVERAGE SHARES USED IN
  COMPUTING DILUTED NET LOSS PER SHARE          7,626,444       7,604,868
                                             ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                     SHARPS COMPLIANCE CORP. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       FOR THE SIX MONTHS
                                                                        ENDED DECEMBER 31,
                                                                       1999             1998
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $    (701,000)   $    (866,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities-
       Depreciation and amortization                                     43,000           25,000
       Amortization of deferred compensation                              5,000               --
       Changes in operating assets and liabilities-
         Increase in accounts receivable                               (343,000)        (126,000)
         (Increase) decrease in inventory                              (209,000)          15,000
         Decrease in other current assets                                37,000           14,000
         Increase (decrease) in accounts payable and
           liabilities                                                   15,000         (154,000)
         Increase in accrued disposal costs                             298,000          254,000
                                                                  -------------    -------------

       Net cash used in operating activities                           (855,000)        (838,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (26,000)         (75,000)
   Sales of short-term investments                                    1,300,000          600,000
                                                                  -------------    -------------

       Net cash provided by investing activities                      1,274,000          525,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                           (18,000)         (18,000)
                                                                  -------------    -------------

       Net cash used in financing activities                            (18,000)         (18,000)
                                                                  -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          401,000         (331,000)

CASH AND CASH EQUIVALENTS, beginning of period                           15,000          444,000
                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                          $     416,000    $     113,000
                                                                  =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITIES:
    Issuance of common stock to satisfy accrued liabilities       $          --    $      85,000
                                                                  =============    =============



                   The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1. ORGANIZATION AND BACKGROUND:

ORGANIZATION

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. ("SCC") (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiary, Sharps Compliance of Texas, Inc., d.b.a. Sharps Compliance, Inc. d.b.a. Inscite ("SCI") (collectively, the "Company" or "Sharps"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

Sharps provides products for disposal of certain medical sharps products (i.e., needles, razors and syringes) as well as other systems to provide the home healthcare industry with cost effective alternatives to traditional methods of transporting medical equipment from home healthcare patients. Sharps' products are designed primarily to facilitate small waste generators' compliance with local, state and federal regulations for the disposal of medical waste. Sharps also provides consulting services to other entities related to medical sharps products.

Waste generators that use the Sharps Disposal By Mail System (the "Mail Disposal System") are responsible for mailing the systems to a third party for incineration. Sharps is responsible for paying the postage and burn costs associated with the Mail Disposal Systems that are mailed directly to the third-party incinerators by the customer. Sharps records accrued disposal costs for estimated future postage and burn costs based on Mail Disposal Systems sold that management estimates will eventually be returned for incineration. The estimated returns are based on historical experience. The accrued disposal costs are adjusted prospectively for revisions in the estimated costs. Depending upon the experience of Sharps, such revisions could be significant.

Prior to August 1, 1999, Sharps contracted through a third party who held an exclusive contract to incinerate medical waste at a facility in the City of Carthage, Texas (the "facility"). Sharps was notified by the City of Carthage in August 1999 that, effective July 31, 1999, the third party's exclusivity for medical waste incineration at the facility had been terminated. Sharps continues to utilize the facility and is currently negotiating directly with the City of Carthage to allow Sharps to continue to incinerate its medical waste products at the facility. Sharps signed a contract with an additional disposal facility on February 9, 2000. This contract provides Sharps with an additional disposal facility to utilize as operational needs dictate.

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

Sharps has received limited revenues to date, has incurred cumulative losses since its inception and has a working capital deficit at December 31, 1999. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its license and disposal agreements, successful completion of its product development activities, the identification and penetration of markets for its products and services, and obtaining funds necessary to complete these activities. Management cannot accurately predict when Sharps will be required to fund the disposal costs, but management believes it will not have to pay all of the accrued disposal costs within one year of December 31, 1999; however, the Company does not have enough information to classify any amounts as long-term. Based on the Company's operating results through December 31, 1999, the Company is not achieving its fiscal year 2000 projected sales or cash flows from operations. If this trend were to continue, the Company may require additional financing in calendar 2000 to meet its operating cash flow needs and to enable it to continue as a going concern.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of December 31, 1999, and the results of its operations for the three months and six months ended December 31, 1999 and its cash flows for the six months ended December 31, 1999 and 1998. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

3. NOTE RECEIVABLE FROM STOCKHOLDER:

In November 1997, Sharps entered into a $400,000 personal, full recourse note receivable with a stockholder and officer of Sharps. In November 1999, the terms of the note for the remaining balance due of $320,000 were amended. The amended note bears interest at 8 percent with interest due annually beginning in November 2000 and principal and accrued but unpaid interest due in November 2002

In January 2000, the stockholder paid approximately $26,000 of accrued interest. At December 31, 1999, approximately $29,000 in accrued interest was owed under the note.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to SCC and its subsidiary that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

GENERAL

The Company's revenues increased $23,000 or 2% for the quarter ended December 31, 1999 over the quarter ended September 30, 1999. The increase in revenues is attributed to the increased acceptance of the Company's Sharps Disposal by Mail and Trip LesSystem(TM). This increase was partially offset by a significant decrease in sales to one large distributor. The Company believes that the ultimate use of its product by end users increased from the quarter September 30, 1999 to the quarter ended December 31, 1999; however, this was not reflected in the Company's revenues as this distributor used previously purchased inventory to fill a larger portion of its orders than during the previous quarter. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Selling, general and administrative expenses increased $98,000, or 13%, from the quarter ended December 31, 1999 over the quarter ended September 30, 1999. The increase is due to staffing increases as well as a $40,000 executive bonus earned during the quarter ended December 31, 1999. The bonus was paid in January 2000.

The Company's net loss widened 18% from $322,000 for the quarter ended September 30, 1999, to $379,000 in the quarter ended December 31, 1999.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 1999 and 1998.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:



                                                    THREE MONTHS                   SIX MONTHS
                                                       ENDED                         ENDED
                                                     DECEMBER 31,                  DECEMBER 31,
                                                 1999            1998          1999          1998
                                              ----------     ----------     ----------     ----------

Net sales                                            100%           100%           100%           100%
Costs and expenses:
    Cost of revenues                                 (56)%         (650%           (58)%          (63)%
    Selling, general and administrative              (80)%         (121)%          (76)%         (122)%
    Depreciation and amortization                     (2)%           (3)%           (2)%           (2)%
                                              ----------     ----------     ----------     ----------
Total operating expenses                            (138)%         (189)%         (136)%         (187)%
                                              ----------     ----------     ----------     ----------
    Loss from operations                             (38)%          (89)%          (36)%          (87)%
Total other income (expense)                           1%            (8)%            1%            (7)%
                                              ----------     ----------     ----------     ----------
Net loss                                             (37)%          (81)%          (35)%          (80)%
                                              ==========     ==========     ==========     ==========


QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998

Revenues increased $520,000, or 102%, from $509,000 for the quarter ended December 31, 1998 to $1,029,000 for the quarter ended December 31, 1999. The increase in revenues is the result of continued market penetration and acceptance of Sharps' logistical solutions for the home healthcare industry. The Sharps Disposal by Mail System ("Mail Disposal System") is being accepted as a more cost-effective means of disposing of contaminated sharps. The home healthcare industry is also increasing its acceptance of Sharps Trip LesSystem(TM) and the Sharps Pitch-It series of disposable IV poles as they focus on reducing costs associated with trips to the patient's home to retrieve used sharps containers, infusion pumps and IV poles.

Consulting revenue increased from $-0- for the quarter ended December 31, 1998 to $40,000 for the quarter ended December 31, 1999. The increase is due to the formation of INSCITE, Sharps' consulting division, on March 1, 1999 and its activities since inception.

The increase in cost of revenues of $245,000, or 74%, is due to the increase in the Company's sales volume. Cost of revenues decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume. Cost of revenues also decreased as a percentage of sales due to a downward revision of management's estimate of the rate of return for mail disposal units expected to be returned for incineration.

Selling, general and administrative expenses increased $204,000, or 33%, from $617,000 to $821,000. The increase is due to additional support and sales staffing, the expenses related to the consulting division and travel expenses associated with Sharps' sales personnel. The increase was also due to a $40,000 executive bonus earned during the quarter ended December 31, 1999.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

Revenues increased $947,000, or 87%, from $1,088,000 for the six months ended December 31, 1998 to $2,035,000 for the six months ended December 31, 1999. The sales increase can be attributed to increased marketing efforts, which include additional personnel and advertising. These continuing efforts have created a wider acceptance of the Mail Disposal System and the Trip LesSystem(TM) as cost effective logistical solutions for Sharps' primary customer, home healthcare facilities.

Consulting revenue increased from $-0- for the six months ended December 31, 1998 to $71,000 for the six months ended December 31, 1999. The increase is due to the formation of INSCITE, Sharps' consulting division, on March 1, 1999 and its activities since inception.

The increase in cost of revenues of $486,000, or 71%, is due to the increase in the Company's sales volume. Cost of revenues decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume. Cost of revenues also decreased as a percentage of sales due to adjustments made to the estimated rate of return for mail disposal units expected to be returned for incineration.

Selling, general and administrative expenses increased $216,000, or 16%, from $1,328,000 to $1,544,000. The increase is due to additional support and sales staffing, the expenses related to the consulting division and travel expenses associated with Sharps' sales personnel. The increase was also due to a $40,000 executive bonus earned during the quarter ended December 31, 1999. These increases were offset by the elimination of the expenses attributable to Sharps' former subsidiary, U.S. Medical, Inc., of $122,000. This included the net book value of the assets and liabilities of U.S. Medical, Inc. (approximately $92,000) which were transferred to SCC's former chief executive officer and president as noted in the Company's 10-KSB for the year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, Sharps had approximately $416,000 in cash. The working capital deficit at December 31, 1999 was $84,000.

Inventory increased $209,000 during the six months ended December 31, 1999 due to the timing of material purchases during the period.

Capital expenditures during the six months ended December 31, 1999 were approximately $26,000 and consisted mainly of computer equipment. Although Sharps realized a decline in its net loss for the six months ended December 31, 1999, negative operating cash flows increased, primarily due to individually significant receivables which had not been collected as of December 31, 1999.

At December 31, 1999, total long-term debt outstanding was approximately
$12,000.

Sharps expects to continue to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside Sharps' control, including the nature and timing of marketing and sale activities. Moreover, Sharps' ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the home healthcare, industrial and other markets. Based on the Company's operating results through December 31, 1999, the Company is not achieving its fiscal year 2000 projected sales or cash flows from operations. If this trend were to continue, the Company may require additional financing in calendar 2000 to meet its operating cash flow needs and to enable it to continue as a going concern. There can be no assurance that such financing would be available on acceptable terms.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     The following exhibit is filed as part of this report.

     Exhibit No.     Description
     -----------     -----------

     27.1            Financial Data Schedule (filed herewith)

b)   Reports on Form 8-K

     None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on November 16, 1999, the following matters were adopted by the margins indicated:

1. To elect directors Lee Cooke, Parris H. Holmes, Dr. Burt Kunik and Philip C. Zerrillo to serve until the 2000 Annual Meeting of Stockholders.

                       For:             5,943,071
                       Against:                --
                       Abstain:               372

2. To ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending June 30, 2000.

                       For:             5,943,068
                       Against:                --
                       Abstain:               218


ITEMS 1, 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        REGISTRANT:

                                        SHARPS COMPLIANCE CORP.

Dated: February 14, 2000                By: /s/ Kent D. Manby
                                            -----------------------------------
                                            Kent D. Manby, Vice President and
                                            Chief Financial Officer


                                 EXHIBIT INDEX


   EXHIBIT
   NUMBER            DESCRIPTION
   --------          -----------

     27.1            Financial Data Schedule (filed herewith)