Form 10QSB
period 2000-03-31
SHARPS COMPLIANCE CORP
filed 2000-05-11
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 for the transition period from           to            .
                                            ---------    ----------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]


Number of shares outstanding of the issuer's Capital Stock as of April 18, 2000:
7,626,444

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX

                                                                                              PAGE
PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2000
             (Unaudited) and June 30, 1999......................................................3
         Unaudited Condensed Consolidated Statements of Operations -
             For the three months ended March 31, 2000 and 1999.................................4
         Unaudited Condensed Consolidated Statements of Operations -
             For the nine months ended March 31, 2000 and 1999..................................5
         Unaudited  Condensed Consolidated Statements of Cash Flows -
             For the nine months ended March 31, 2000 and 1999..................................6
         Notes to Unaudited Condensed Consolidated Financial Statements ........................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................................8

PART II          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................................12

SIGNATURE......................................................................................12

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS                                          MARCH 31,         JUNE 30,
                                                                                   2000             1999
                                                                                -----------      -----------
                                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   287,021      $    15,452
  Short-term investments, of which $122,000 is restricted at March 31, 2000         122,000        1,300,000
  Accounts receivable, net                                                          705,961          473,702
  Inventory                                                                         244,785          132,166
  Prepaids and other                                                                 32,845           83,143
                                                                                -----------      -----------
             Total current assets                                                 1,392,612        2,004,463

PROPERTY AND EQUIPMENT, net                                                         166,927          189,063

INTANGIBLE ASSETS, net                                                               65,797           80,981

NOTE RECEIVABLE FROM STOCKHOLDER                                                    320,000          320,000
                                                                                -----------      -----------

             Total assets                                                       $ 1,945,336      $ 2,594,507
                                                                                ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $   248,536      $   161,985
   Accrued liabilities                                                              170,158          148,534
   Accrued disposal costs                                                         1,398,520        1,072,782
   Current maturities of long-term debt                                               5,922           23,089
                                                                                -----------      -----------

             Total current liabilities                                            1,823,136        1,406,390

LONG-TERM DEBT, net of current maturities                                            10,333           14,817
                                                                                -----------      -----------

             Total liabilities                                                    1,833,469        1,421,207

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
        -0-shares issued and outstanding                                                 --               --
    Common  stock, $.01 par value per share; 20,000,000 shares authorized;
        7,626,444 shares issued and outstanding                                      76,264           76,264
    Additional paid-in capital                                                    4,370,886        4,370,886
    Deferred compensation                                                            (2,750)         (11,000)
    Accumulated deficit                                                          (4,332,533)      (3,262,850)
                                                                                -----------      -----------

             Total stockholders' equity                                             111,867        1,173,300
                                                                                -----------      -----------

             Total liabilities and stockholders' equity                         $ 1,945,336      $ 2,594,507
                                                                                ===========      ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                              2000              1999
                                           -----------      -----------
REVENUE
   Sales, net                              $   915,582      $   551,639
   Consulting services                          42,790           10,696
                                           -----------      -----------
                    Total revenues             958,372          562,335


COSTS AND EXPENSES:
   Cost of revenues                            551,824          329,392
   Selling, general and administrative         758,367          786,749
   Depreciation and amortization                25,540           16,945
                                           -----------      -----------
                     Operating loss           (377,359)        (570,751)

INTEREST INCOME                                  9,047           32,153
                                           -----------      -----------
                     Net loss              $  (368,312)     $  (538,598)
                                           ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE       $      (.05)     $      (.07)
                                           ===========      ===========

SHARES USED IN COMPUTING NET LOSS PER
   SHARE, BASIC AND DILUTED                  7,626,444        7,626,444
                                           ===========      ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE NINE MONTHS
                                                 ENDED MARCH 31,
                                              2000             1999
                                           -----------      -----------
REVENUES:
   Sales, net                              $ 2,879,495      $ 1,638,756
   Consulting services                         114,140           10,696
                                           -----------      -----------
                    Total revenues           2,993,635        1,649,452


COSTS AND EXPENSES:
   Cost of revenues                          1,722,442        1,013,858
   Selling, general and administrative       2,301,924        2,114,388
   Depreciation and amortization                74,576           41,699
                                           -----------      -----------
                     Operating loss         (1,105,307)      (1,520,493)

INTEREST INCOME                                 35,625          116,157
                                           -----------      -----------
                     Net loss              $(1,069,682)     $(1,404,336)
                                           ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE       $      (.14)     $      (.18)
                                           ===========      ===========

SHARES USED IN COMPUTING NET LOSS PER
   SHARE, BASIC AND DILUTED                  7,626,444        7,611,955
                                           ===========      ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE NINE MONTHS
                                                                       ENDED MARCH 31,
                                                                    2000            1999
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(1,069,682)     $(1,404,336)
   Adjustments to reconcile net loss to net cash
     used in operating activities-
    Depreciation and amortization                                    66,326           41,699
    Amortization of deferred compensation                             8,250               --
    Changes in operating assets and liabilities-
      (Increase) in accounts receivable                            (232,259)        (138,842)
      (Increase) decrease in inventory                             (112,619)           9,590
          Decrease in other current assets                           50,298           12,793
      Increase (decrease) in accounts payable and
      accrued liabilities                                           108,175         (180,958)
      Increase in accrued disposal costs                            325,738          329,447
                                                                -----------      -----------

    Net cash used in operating activities                          (855,773)      (1,330,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (29,007)         (96,866)
    Sales of short-term investments                               1,300,000        1,300,000
    Purchase of restricted short-term investments                  (122,000)              --
    Repayment on note receivable from stockholder                        --           80,000
                                                                -----------      -----------

       Net cash provided by investing activities                  1,148,993        1,283,134

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                      (21,651)         (26,397)
                                                                -----------      -----------

       Net cash used in financing activities                        (21,651)         (26,397)
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      271,569          (73,870)

CASH AND CASH EQUIVALENTS, beginning of period                       15,452          444,498
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                        $   287,021      $   370,628
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITIES:
    Issuance of common stock to satisfy accrued liabilities     $        --      $    85,000
                                                                ===========      ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

1. ORGANIZATION AND BACKGROUND:

ORGANIZATION

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. ("SCC") and its wholly owned subsidiaries, Sharps Compliance of Texas, Inc., d.b.a. Sharps Compliance, Inc. d.b.a. Inscite ("SCI"), and Sharps eTools.com, Inc. ("eTools") (collectively, the "Company" or "Sharps"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

Sharps provides products and services which create logistical efficiencies to the healthcare, hospitality and food service industries. Sharps supplies products for disposal of certain medical sharps (i.e., needles, razors and syringes) to the healthcare industry which provide cost effective alternatives to traditional methods of transporting medical equipment from home healthcare patients. The Sharps Disposal by Mail System (the "Mail Disposal System") is designed primarily to facilitate small waste generators' compliance with local, state and federal regulations for the disposal of medical waste. Beginning in fiscal 2000, Sharps provides its customers with Internet based tracing and tracking of Mail Disposal Systems and high dollar durable medical equipment. Sharps also provides consulting services to other entities related to waste management issues.

Waste generators who use the Mail Disposal System are responsible for mailing the systems to a third party for disposal. Sharps is responsible for paying the postage and destruction costs associated with the Mail Disposal Systems that are mailed directly to a third-party disposal facility by the customer. Sharps records accrued disposal costs for estimated future postage and destruction costs based on the number of Mail Disposal Systems sold. During fiscal 2000, accrued disposal costs were reduced prospectively for revisions in the estimated number of Mail Disposal Systems sold that management estimates will eventually be returned for destruction. The estimated returns are based on historical experience. Depending upon the experience of Sharps, such revisions could be significant. Management cannot accurately predict when Sharps will be required to fund the disposal costs, but management believes it will not have to pay all of the accrued disposal costs within one year of March 31, 2000. However, the Company does not have enough information to classify any amounts as long-term.

Prior to August 1, 1999, Sharps contracted through a third party who held an exclusive contract to dispose of medical waste at a facility in the City of Carthage, Texas (the "facility"). Sharps was notified by the City of Carthage in August 1999, that effective July 31, 1999, the third party's exclusivity for medical waste disposal at the facility had been terminated. Sharps continues to utilize the facility and is currently negotiating directly with the City of Carthage to allow Sharps to continue to dispose its medical waste products at the facility. Sharps signed a contract with an additional disposal facility in February 2000. This contract provides Sharps with an additional disposal facility to utilize as operational needs dictate.

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

Sharps has received limited revenues to date, has incurred cumulative losses since its inception and has a working capital deficit at March 31, 2000. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its license and disposal agreements, successful completion of its product development activities, the identification and penetration of markets for its products and services, and obtaining funds necessary to complete these activities. Based on the Company's operating results through March 31, 2000, the

Company is not achieving its fiscal year 2000 projected sales or cash flows from operations. Additionally, revenues decreased approximately $71,000 from the three months ended December 31, 1999, to the three months ended March 31, 2000. If these trends were to continue, the Company will require additional financing in early fiscal 2001 to meet its operating cash flow needs and to enable it to continue as a going concern. The Company has been advised by its independent public accountants that, if these trends were to continue and sufficient additional financing is not secured prior to the completion of their audit of the Company's financial statements for the year ending June 30, 2000, they expect that they will modify their auditors' report with respect to this matter. There can be no assurances that such financing would be available on acceptable terms; however, management believes that it will be successful in raising such financing, if necessary.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2000, and the results of its operations for the three months and nine months ended March 31, 2000, and its cash flows for the nine months ended March 31, 2000 and 1999. The results of operations for the nine months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

3. NOTE RECEIVABLE FROM STOCKHOLDER:

Sharps has a $320,000 personal, full recourse note receivable with a stockholder and officer of Sharps. The note, as amended, bears interest at 8 percent with interest due annually beginning in November 2000, and principal and accrued but unpaid interest due in November 2002.

In January 2000, the stockholder paid approximately $26,000 of accrued interest. At March 31, 2000, approximately $9,600 in accrued interest was owed under the note.

4. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 1999, the SEC issued Staff Accounting Bulletin 101. "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Management is continuing to assess the effects, if any, of SAB 101 on Sharps' financial position or results of its operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to SCC and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to SCC or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

GENERAL

The Company's revenues decreased $71,000, or 7%, for the quarter ended March 31, 2000, from the prior quarter ended December 31, 1999. The Company believes that the ultimate use of its products by end users increased from the quarter ended December 31, 1999, to the quarter ended March 31, 2000. However, this was not reflected in the Company's revenues as distributors used previously purchased inventory to fill a larger portion of its orders than during the previous quarter. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Selling, general and administrative expenses decreased $60,000, or 7%, for the quarter ended March 31, 2000, from the quarter ended December 31, 1999. The decrease is due in large part to a $40,000 executive bonus recorded during the quarter ended December 31, 1999. The bonus was paid in January 2000.

The Company's net loss narrowed 3% from $379,000 for the quarter ended December 31, 1999, to $368,000 in the quarter ended March 31, 2000.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2000 and 1999.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                            THREE MONTHS            NINE MONTHS
                                               ENDED                   ENDED
                                              MARCH 31,              MARCH 31,
                                           2000       1999       2000       1999
                                           ----       ----       ----       ----
Net sales                                   100%       100%       100%       100%
Costs and expenses:
   Cost of revenues                         (58)%      (59)%      (58)%      (61)%
   Selling, general and administrative      (79)%     (140)%      (77)%     (128)%
   Depreciation and amortization             (2)%       (3)%       (2)%       (3)%
                                           ----       ----       ----       ----
Total operating expenses                   (139)%     (202)%     (137)%     (192)%
                                           ----       ----       ----       ----
     Loss from operations                   (39)%     (102)%      (37)%      (92)%
Total other income (expense)                  1%         6%         1%         7%
                                           ----       ----       ----       ----
Net loss                                    (38)%      (96)%      (36)%      (85)%
                                           ====       ====       ====       ====


QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

Revenues increased $396,000, or 70%, from $562,000 for the quarter ended March 31, 1999, to $958,000 for the quarter ended March 31, 2000. The increase in revenues is the result of continued market penetration and acceptance of Sharps' logistical solutions for the home healthcare industry. The Sharps Disposal by Mail System ("Mail Disposal System") is being accepted as a more cost-effective means of disposing of contaminated sharps. The home healthcare industry is also increasing its acceptance of Sharps Trip LesSystem(TM) and the Sharps Pitch-It series of disposable IV poles as they focus on reducing costs associated with trips to the patient's home to retrieve used sharps containers, infusion pumps and IV poles.

Consulting revenue increased from $11,000 for the quarter ended March 31, 1999, to $43,000 for the quarter ended March 31, 2000. The increase is due to the formation of INSCITE, Sharps' consulting division, on March 1, 1999, and its activities since inception.

The increase in cost of revenues of $222,000, or 67%, is due to the increase in the Company's sales volume. Cost of revenues decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume. Cost of revenues also decreased as a percentage of sales due to a downward revision of management's estimate of the rate of return for mail disposal units expected to be returned for incineration.

Selling, general and administrative expenses decreased $26,000, or 3%, from $787,000 to $761,000. The decrease is due to a $173,000 executive stockholder bonus paid in the quarter ended March 1999, but was offset by increased support and sales staff salaries resulting in only a small net decrease in expenses.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

Revenues increased $1,344,000, or 81%, from $1,649,000 for the nine months ended March 31, 1999, to $2,994,000 for the nine months ended March 31, 2000. The sales increase can be attributed to increased marketing efforts, which include additional personnel and advertising. These continuing efforts have created a wider acceptance of Sharps' logistical products as cost effective solutions for the primary user of its products, home healthcare facilities.

Consulting revenue increased from $11,000 for the nine months ended March 31, 1999, to $114,000 for the nine months ended March 31, 2000. The increase is due to the formation of INSCITE, Sharps' consulting division, on March 1, 1999, and its activities since inception.

The increase in cost of revenues of $709,000, or 70%, is due to the increase in the Company's sales volume. Cost of revenues decreased as a percentage of sales primarily due to increased coverage of fixed costs through increased sales volume. Cost of revenues also decreased as a percentage of sales due to downward revisions to the estimated rate of return for mail disposal units expected to be returned for incineration.

Selling, general and administrative expenses increased $196,000, or 9%, from $2,114,000 to $2,310,000. The increase is due to additional support and sales staffing, the expenses related to the consulting division and travel expenses associated with Sharps' sales personnel. These increases were offset by the elimination of the expenses attributable to Sharps' former subsidiary, U.S. Medical, Inc., of $122,000. This included the net book value of the assets and liabilities of U.S. Medical, Inc. (approximately $92,000) which were transferred to SCC's former chief executive officer and president as disclosed in the Company's 10-KSB for the year ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, Sharps had approximately $409,000 in cash and cash equivalents and short-term investments. The working capital deficit at March 31, 2000, was $430,000.

Inventory increased $113,000 during the nine months ended March 31, 2000, due to the timing of material purchases during the second quarter of fiscal 2000. During the three months ended March 31, 2000, inventory decreased $96,000. At March 31, 2000, Sharps had short-term investments of $122,000 which were restricted to secure letters of credit for inventory purchases scheduled in the fourth quarter of fiscal 2000.

Capital expenditures during the nine months ended March 31, 2000, were approximately $29,000 and consisted mainly of computer equipment. Sharps realized an increase in operating cash flows for the nine months ended March 31, 2000, due to the decline in its net loss.

At March 31, 2000, total long-term debt outstanding was approximately $10,000.

Sharps expects to continue to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside Sharps' control, including the nature and timing of marketing and sales activities. Moreover, Sharps' ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the home healthcare, industrial and other markets. Based on the Company's operating results through March 31, 2000, the Company is not achieving its fiscal year 2000 projected sales or cash flows from operations. Additionally, revenues decreased approximately $71,000 from the three months ended

December 31, 1999, to the three months ended March 31, 2000. If these trends were to continue, the Company will require additional financing in early fiscal 2001 to meet its operating cash flow needs and to enable it to continue as a going concern. There can be no assurance that such financing would be available on acceptable terms.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     The following exhibit is filed as part of this report.

     Exhibit No.     Description
     27.1            Financial Data Schedule (filed herewith)

b)   Reports on Form 8-K

     None.



ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    REGISTRANT:

                                    SHARPS COMPLIANCE CORP.

Dated: May 10, 2000                 By:  /s/ LINDA L. CLARK
                                         ---------------------------------------
                                    Linda L. Clark, Chief Accounting Officer

Dated: May 10, 2000                 By:  /s/ DR. BURT KUNIK
                                         ---------------------------------------
                                    Dr. Burt Kunik, President and Chief
                                        Executive Officer

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------
  27.1                   Financial Data Schedule