Form 10KSB40
period 2000-06-30
SHARPS COMPLIANCE CORP
filed 2000-09-28
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the transition period from           to          .
                                                  ----------   ---------

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for most recent fiscal year: $4,202,000

Aggregate market value of the voting stock held by non-affiliates computed by the closing stock price on September 19, 2000: $12,422,079

Number of shares outstanding of the issuer's Capital Stock as of September 19, 2000: 8,626,444

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on November 14, 2000 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes  [ ] No  [x]

--------------------------------------------------------------------------------
                             SHARPS COMPLIANCE CORP.

                               TABLE OF CONTENTS*
                          ANNUAL REPORT ON FORM 10-KSB
--------------------------------------------------------------------------------

                                                                           Page
                                        PART I
Item 1   Description of Business..............................................3
Item 2   Description of Property..............................................9
Item 3   Legal Proceedings....................................................9

                                        PART II

Item 4   Market for Common Equity and Related Stockholder Matters............10

Item 5   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................10
Item 6   Financial Statements................................................11
Item 7   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................11

                                       PART III

Item 8   Directors, Executive Officers, Promoters and Control Persons of the
         Registrant; Compliance with Section 16(a) of the Exchange Act.......12
Item 9   Executive Compensation..............................................12
Item 10  Security Ownership of Certain Beneficial Owners
         and Management......................................................12
Item 11  Certain Relationships and Related Transactions......................12
Item 12  Exhibits and Reports on Form 8-K....................................13

         Signatures..........................................................13

------------

* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "expect," "estimate," "project," and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sharps Compliance, Inc. ("Sharps") was formed in May of 1994 by Dr. Burt Kunik. Sharps, a Texas corporation, has its principal office located at 9050 Kirby Drive, Houston, Texas 77054. Sharps focuses on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include Sharps Disposal by Mail(TM) System, Trip LesSystem(TM), Pitch It(TM) IV Poles, Sharps e-Tools and Sharps Environmental Services. Its products and services are provided primarily to markets to facilitate cost and logistical efficiencies, compliance with state and federal regulations by tracking, incinerating and documenting the disposed medical waste, and compliance with training and education required by federal, state, local and regulatory agencies.

Until February 27, 1998, Sharps Compliance Corp., formerly known as U.S. Medical Systems, Inc. ("the Company"), through its wholly owned subsidiary, U.S. Medical, Inc., developed, produced and marketed products directed to the over-the-counter consumer market and the professional dental healthcare industry. As of September 2, 1998, and as further discussed below, the Company divested all of the U.S. Medical product lines to devote all of its resources to developing logistical systems that center around the Sharps Disposal by Mail(TM)System described above.

The Company, Sharps and all of the stockholders of Sharps entered into an Agreement and Plan of Reorganization (the "Agreement") as of February 27, 1998. The Agreement closed on February 27, 1998. The Company did not have sufficient authorized but unissued shares of Common Stock to issue to the former stockholders of Sharps to complete the transaction. Therefore, under the terms of the Agreement, the Company acquired all of the issued and outstanding common stock of Sharps in consideration for the issuance of 1,000,000 shares of Preferred Stock such that each share of common stock of Sharps, par value $.01 per share, outstanding on the closing date was exchanged for 0.142858 shares of Preferred Stock. The Company filed its Certificate of Designation, Powers, Preferences and Rights of the Series of the Preferred Stock with the Secretary of State of the State of Delaware on February 23, 1998, setting forth the terms and conditions of the Preferred Stock upon its issuance. Among other provisions of the Certificate of Designation, each share of Preferred Stock was entitled to
35.190319 votes.

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

On July 23, 1998, the stockholders voted to (i) elect three directors, (ii) approve a one-for-5.032715 reverse stock split, (iii) change the name of the Company to Sharps Compliance Corp., (iv) delete Article 10 of the Company's Certificate of Incorporation relating to specific stockholders' rights, (v) increase the number of shares subject to issuance under the Company's 1993 Stock Plan, (vi) ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year June 30, 1998 and (vii) adopt the Company's Amended and Restated Certificate of Incorporation. Each share of Preferred Stock received by the former stockholders of

Sharps was converted into seven (7) shares of Common Stock of the Company, at which time the former stockholders of Sharps owned approximately 91% of the issued and outstanding Common Stock of the Company on a fully diluted basis. Upon completion of the conversion, the Company had 7,583,944 shares of Common Stock outstanding, of which the existing stockholders of the Company held 583,944 shares and the former stockholders of Sharps held 7,000,000 shares.

On March 14, 2000, Sharps e-Tools.com, Inc., ("Sharps e-Tools"), a Delaware corporation, was formed as a wholly owned subsidiary of Sharps Compliance Corp. Sharps e-Tools will provide a range of electronic solutions to improve profitability for the healthcare and hospitality industries, including employee centered training and education programs designed to facilitate compliance with federal, state and local regulations.

On April 18, 2000, Sharps Environmental Services, Inc., ("Sharps Environmental Services"), a Delaware corporation, was formed as a wholly owned subsidiary of Sharps Compliance Corp. Sharps Environmental Services designs programs providing assurance that waste materials are properly handled through the disposal process.

PRODUCTS AND SERVICES

The Sharps Disposal by Mail(TM) System is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for the commercial, industrial and home healthcare industries. The Sharps Disposal by Mail(TM) System contains a securely sealed, leak and puncture resistant sharps container in several sizes; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters; a red bag for additional containment; and complete documentation and tracking manifest. When the container is full, the customer closes the sharps container, places it in the red bag, places it back inside the approved prepaid shipping carton and deposits the container with the mail carrier who sends the authorized shipping carton through the U.S. Postal Service routing to a municipally owned incinerator for destruction. Effective July 1, 2000, management and operation of the incinerator was assumed by Sharps Environmental Services. After destruction of the Sharps Disposal by Mail(TM) System, the Company sends verification of such destruction to the customer.

The Trip LesSystem(TM) is a solution for the home healthcare industry that will free them from making unnecessary and more costly trips to the patient's home after treatment has been completed. The Trip LesSystem (TM) has combined three complete programs for return and disposal. All systems contain the Sharps Disposal by Mail(TM) System along with either (i) a prepaid pump return box using Federal Express, (ii) a Pitch It(TM) IV Pole system which Sharps manufactures or (iii) a reusable case for the collapsible IV pole and pole mounted IV pump, depending on the patient's therapy.

The Pitch It(TM) IV Pole systems are designed as a cost effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions. The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies through elimination of traditional delivery and pickup of poles. The Pitch-It(TM) poles are available in three models: (i) tabletop, (ii) floor and (iii) full-size with wheels.

The Sharps e-Tools online services include SharpsTracer(TM), AssetTracer(TM) and ComplianceTrak. SharpsTracer(TM) is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer(TM) eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies. AssetTracer(TM) allows its registered subscribers to effectively manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Sharps products or independently and includes management reporting for regulatory compliance, preventative maintenance, and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards. The Company believes the remaining portions of the e-Tools product line will be operational by December 31, 2000 under an agreement entered into in July 2000.

Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas and Panola County to manage and operate the Panola County Resources Recovery Facility, the municipally owned incinerator to which the Sharps Disposal by Mail(TM) System is mailed for destruction. The length of the agreement is three years, and Sharps is responsible for maintaining the facility as required by federal, state, local and/or regulatory agencies. Sharps Environmental Services will provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services will be the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents,
(iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the

Company to directly oversee the proper disposal of its Sharps Disposal by Mail(TM) Systems and allows the Company to provide its proprietary SharpsTracer(TM) discussed above.

Sharps Consulting provides a broad range of services including (i) analysis of legal and regulatory implications of present waste handling practices, (ii) communicating new legislation and industry best practices minimizing employee exposure and liability, (iii) serving as intermediary with regulatory agencies and (iv) educating staff on the dangers of improper medical wastes and infection control practices.

MARKETS

Sharps' target market segments include the home healthcare industry; non-healthcare institutional users; the diabetic community that requires insulin injection; dental, veterinarian and physician markets; and other markets where the products and services may be bundled or cross sold to provide solutions to prospective customers. While maintaining a low overhead structure, highly automated tracking, accounting and operational systems, cross-trained employees and a quality staff, Sharps has remained flexible and responsive to its customer needs in industries that demand effective cost and logistical solutions, quick response and technological innovation.

HOME HEALTHCARE INDUSTRY. The home healthcare industry is a primary market for the Sharps Trip LesSystem(TM) that centers on the Sharps Disposal by Mail(TM) System, Pitch It(TM) IV Poles and Asset Return boxes. Sharps products are distributed to the home healthcare industry through major national homecare equipment and supply distributors, including Medline, Medical Specialties, Medic ACS and Redline. The home healthcare industry is a somewhat fragmented market; however, management of Sharps estimates that there are approximately 20 corporations that dominate the home healthcare market within the United States. Sharps currently has a presence with the majority of those corporations. The Trip LesSystem(TM) is predominate with many of the top home healthcare corporations under contract and is under serious consideration with several of the remaining companies. Sharps' current principal customers include nationally recognized homecare customers such as Apria Healthcare Inc., Coram Healthcare Inc. and Gentiva Health Services Inc.

Homecare has intensified its focus on self-injection, resulting in a significant increase in used syringes outside of medical care facilities. Sharps has created a system for the home healthcare industry that will free them from making unnecessary and more costly trips to the patient's home. In the home healthcare industry, Sharps has become part of the formulary for dealing with the disposal of the sharps encountered by the leading national homecare companies primarily because of the Trip LesSystem(TM), which makes the system cost effective.

NON-HEALTHCARE INSTITUTIONAL. The second market of Sharps is the non-healthcare institutional market. Because of OSHA enhanced regulations, management believes that this market could be one of the fastest growing segments for the company's products and services and will include hotels, restaurants and manufacturing sites. Sharps has contracted with Ecolab, Inc. as its exclusive distributor to the industrial market. Ecolab has an extensive marketing program that includes 7,000 sales people. Ecolab markets to potential users of the Sharps Disposal by Mail(TM) System such as hotels, motels, resorts, schools, colleges, stadiums, daycare centers, planes, trains, cruise ships, casinos, supermarkets, distribution centers, business offices, restaurants, bars and clubs. Ecolab has a substantial impact in this market. Sharps has developed specialized versions of its Sharps Disposal by Mail(TM), which permit an institutional establishment to easily introduce the product. Sharps developed custom-designed cones, one used to collect contaminated sharps when discovered and a second used as a temporary receptacle by transient individuals who need to dispose of syringes. Sharps and Ecolab have granted each other mutual exclusivity for the distribution of the Sharps Disposal by Mail(TM) System, custom designed cones and wall mount brackets along with Sharps' customized automatic reorder service available for all Ecolab customers within this marketplace.

Sharps believes that certain segments of the non-healthcare institutional market provide additional opportunities for "bundling" and/or cross selling its e-Tools products along with the Sharps Disposal by Mail(TM) System. The Company believes that the segments within this market that experience high employee turnover and require initial and annual OSHA training would benefit from convenient, cost effective methods of education and training and tracking of employee training.

DIABETIC COMMUNITY. A third area of focus is the diabetic who often requires numerous insulin injections. Sharps intends to actively market to the vast number of insulin injected diabetics, and this market is expected to grow over the next three to five years because modern dietary habits are leading to an increased number of diabetics and more people are being tested for the condition.

DENTISTS, VETERINARIANS AND PHYSICIANS. Sharps has made a presence within the medical market that has identified the usefulness of the Sharps Disposal by Mail(TM) System. Sharps' product has been demonstrated to be a perfect fit for these small volume waste generators. Sharps has grouped the dental, physician and veterinarian market together due to their similar model and duration usage.

Sharps has strategically placed four sales people around the U.S. to sell to the homecare market. Sharps sells its products and services to home health companies and their distributors. Sharps' goal is to obtain agreements with homecare companies to use its products and arrange for the distributor of choice of that homecare company to sell and deliver the product and services directly to the end user. Sharps also has three sales people to sell to the non-healthcare institutional market. Sharps' goal is to obtain agreements with large hospitality companies to use its products and services and arrange for its distributor to sell and deliver the products and services to the end user. In some instances, products and services may be directly sold to customers where exclusive agreements have not been entered into with strategic partners.

Sharps utilizes distributors to reach the dental, veterinarian and physician marketplace. In all areas, Sharps' products and services are distributed through major distributors within each of the respective markets. Henry Schein and Patterson Dental distribute to dental customers. In the veterinary market, the main distributors utilized are The Butler Company and MWI Veterinary Supply. In the physician market, a variety of methods are used to reach the needs of all physicians, including sales through Group Purchasing Organizations ("GPO").

INDUSTRY ANALYSIS

The large, fragmented medical waste industry has experienced significant growth since its inception. The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988 ("MWTA"), which Congress enacted in response to media attention after medical waste washed ashore on beaches, particularly in New York and New Jersey. Since the 1980s, the public and government regulators have increasingly demanded the proper handling and disposal of medical waste generated by the healthcare industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies, cultures and stocks of infectious agents and blood and blood products. Today, almost all businesses have waste disposal concerns for safety and liability reasons. Regulated waste such as syringes, razor blades, bloodborne items, bio-hazard waste spills and other sharp waste can occur in the following situations: treating cuts, abrasions and burns; cleaning rooms and finding needles, syringes or blood-soaked items; laundering linens and finding needles or razor blades in towels; maintenance people finding syringes, needles and broken glass with blood stains; and bio-hazard clean-up.

MARKET SIZE

Management of the Company believes that many businesses that are not currently using outsourced medical waste services are unaware of the need for proper training of employees and OSHA requirements regarding the handling of medical waste. These businesses include restaurants, casinos, hotels and generally all businesses where employees may come into contact with bloodborne pathogens. In addition, home healthcare generated medical waste in the home is currently unregulated and may become subject to similar bloodborne pathogen regulations in the future.

NON-HEALTHCARE INSTITUTIONAL

The Lodging Industry Profile ("LIP") for the year 1998 estimates there are approximately 51,000 properties consisting of 3.9 million rooms supporting more than 7 million jobs. In 32 states, the tourism industry also ranks as the first, second or third largest employer. According to the National Restaurant Association, the restaurant industry employs approximately 11 million people, with 7 out of 10 eating-and-drinking establishments having fewer than 20 employees in 1997.

DIABETIC COMMUNITY

The American Diabetes Association ("ADA") estimates there are approximately 15.7 million people or 5.9% of the population in the United States who have diabetes. Of the diagnosed cases, the ADA estimates 5-10% need daily insulin injections to stay alive.

DENTIST, VETERINARIANS AND PHYSICIANS

1997 census figures supplied by the American Dental Association, the American Medical Association and the American Veterinary Association indicate that there are approximately 115,000 dentists, 600,000 physicians and 60,000 veterinarians in active practice in the U.S.

Management believes that the overall demand for Sharps solutions will grow, with such growth being fueled by a number of factors and applications, including:

     1. The healthcare industry is under pressure to reduce costs and improve efficiency. To accomplish this reduction, it is continually searching for solutions that provide cost effective and logistical efficiencies. Sharps believes that its solutions help healthcare providers reduce costs by reducing their medical waste tracking, handling and compliance costs and providing online education and training to help reduce their potential liability related to employee exposure to bloodborne pathogens and other infectious material.

     2. The continued move toward stronger federal, state and local regulations for transporting and/or disposing of medical waste.

     3. OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require, among other things, special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. Sharps believes that these regulations will help to expand the market for its products and services beyond traditional providers of healthcare.

     4. The continued growth in the non-healthcare related industries such as hospitality. This industry has needs for a low cost, effective method of training employees to satisfy the requirements discussed above, in addition to many other safety programs to reduce potential liabilities in the workplace.

RESEARCH & DEVELOPMENT

The Company is seeking new applications for the Sharps Disposal by Mail(TM) System in many different areas since small quantity medical waste generators can be found in many industries. The Company is constantly looking into the development of new products to assist companies in complying with OSHA regulations for disposal of potentially infectious waste and attempting to reduce potential liability. The Company has dedicated a minimum amount of time and money toward research and development of alternative disposal and healthcare treatments, focusing on the acquisition of compatible product lines such as the "Pitch It" and "Pitch It Jr." disposable IV poles. The "Pitch It Sr." disposable IV pole, which is capable of holding a pump, was introduced in June 1999. Development of this new product was completed utilizing the services of the prospective manufacturer, which kept development costs to a minimum. The Company's research and development costs have not been material.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the years ended June 30, 2000 and 1999, four customers represented approximately 68% and 76% of revenues respectively. Four customers comprised approximately 72% (or $568,220) of the total accounts receivable balance at June 30, 2000 and 79% (or $373,236) at June 30, 1999. Sharps may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by (i) the contractual relationships with and reputation of Sharps' major customers, (ii) that a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and (iii) the continued diversification of the Company's products and services.

Sharps continues to sole-source each of its manufacturing, assembly, transportation, disposal and software development functions. Sharps may be affected by its dependence on the suppliers of these functions. The risk is mitigated by the long-standing business relationships with and reputation of Sharps' suppliers. The Company entered into an agreement with a strategic partner to provide online education programs related to the Company's e-Tools service line. Although there are no assurances with regard to the continued future business associations, after expirations of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs due to the generic nature of products and services offered.

MANUFACTURING

Manufacturing capabilities are key in the total solution offered by Sharps. Sharps can control quality, remain flexible and be responsive to its customer requirements. The technology required to participate in the various markets is key to being on the forefront of project design. Sharps manufactures certain products in Houston, Texas and can currently produce approximately 1,000 systems per day, per shift. The manufacturing facility has the ability to increase its capacity to produce in excess of 3,000 systems per day, per shift. Sharps currently operates one shift, and its manufacturing facility is approximately 15,000 square feet. The Company entered into a contract with Futura Medical Corporation for the manufacture of certain one, two and three-gallon containers for sale to the Company's industrial and healthcare facilities, and diabetic patients.

INTELLECTUAL PROPERTY

The Company has applied in the United States for registration of a number of trademarks and patents, certain of which have been registered and granted, and can give no assurance that the Company will obtain registrations for the other trademarks and patents for which it has applied.

RISK FACTORS

DEPENDENCE ON CERTAIN MANAGEMENT PERSONNEL

Sharps' growth and development to date has been largely dependent upon active participation of its current chief executive officer, Dr. Burt Kunik. Although Sharps expects to hire and retain other qualified and experienced management personnel from time to time, the loss of services of any of its current executives, especially Dr. Kunik, could have a material adverse affect on the development of the Company's business. Sharps has key man life insurance on Dr. Kunik and not on any other officer, director or employee of the Company, but may elect to do so in the future.

COMPETITION

There are several competitors who offer disposal of medical waste services such as Stericycle, Inc.; however, no other company focuses primarily on the disposal of sharps medical waste through transport by the U.S. Postal Service. While Sharps currently does not face any significant competition in the mail sharps business, Sharps must compete with other larger and better financed and capitalized companies. Portions of Sharps e-Tools product lines compete with online education providers, regional and national training programs, providers of video programs and various trade association training programs. While the online training industry is very competitive with numerous companies offering similar products, the Company has existing customer relationships that provide opportunities to introduce its online services.

CUSTOMER RELATIONSHIPS

Sharps has no firm long-term volume commitments from its customers and generally enters into individual purchase orders with its customers. Although Sharps has contractual relationships with its largest customers, Sharps has experienced fluctuations in order levels from period to period and expects it will continue to experience fluctuations in the near future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. The replacement of canceled, delayed or reduced purchase orders with new business cannot be assured. Moreover, the businesses, financial condition and results of operations of Sharps will depend in significant part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and the general economy. The factors affecting any of the major customers of Sharps or their customers could have a material adverse effect on the businesses, financial condition and results of operations of Sharps.

BURN FACILITIES

Effective July 1, 2000, the Company entered into a multi-year agreement with the City of Carthage, Texas and Panola County to operate the Panola County Resource Recovery Facility ("PCRRF"). The Company is responsible for operating and maintaining the facility under compliance of all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. The Company believes the operation of the facility is in compliance of all applicable federal, state, local and/or regulatory agency requirements as of September 19, 2000. The Company entered into an agreement with a secondary burn facility to provide services in the event the PCRRF is unavailable. The price negotiated with the secondary burn facility in some instances may be higher than primary pricing.

OPERATING HISTORY; HISTORY OF LOSSES

Sharps has incurred significant losses from operations since its inception and has had working capital deficits in the past. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate future revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. There can be no assurance that future additional capital, if necessary, will be available to Sharps from any other sources, or that if available, it will be on terms acceptable to Sharps; however, management believes that it will be successful in raising such financing, if necessary.

GOVERNMENTAL REGULATION

Sharps is required to operate within the guidelines established by federal, state, local and/or regulatory agencies. Such guidelines have been established to promote occupational safety and health standards, and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including mail sharps. Sharps believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business. However, in the event additional guidelines are established to more specifically control the business of Sharps, including the environmental services subsidiary, additional expenditures may be required in order for Sharps to be in compliance with such changing regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical sharps products could result in a reduced demand for Sharps' products and services and could have a material adverse effect on Sharps' revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change due to political and economic pressures.

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

ITEM 2. DESCRIPTION OF PROPERTY

Sharps currently leases 7,274 square feet of commercial office space in Houston, Texas. The lease period commenced August 1, 1998 and runs through July 31, 2002 at an annual rental rate of $8.59 per square foot. The lease agreement provides for annual escalations based on increases in common area maintenance, property taxes, insurance costs and management. Sharps believes that the facility is adequate and anticipates remaining in the facility for the period of the lease.

ITEM 3. LEGAL PROCEEDINGS

Sharps is involved in certain legal actions and claims arising in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on Sharps' consolidated financial position, results of operations or liquidity.

                                     PART II

ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. During the two (2) years ended June 30, 2000, the Common Stock of the Company has been quoted on the NASD OTC Bulletin Board under the symbol "SCOM" (beginning July 23, 1998) and "USME" (from December 19, 1996 to July 22, 1998). The Company's Common Stock has had limited trading volume, averaging approximately 25,400 shares traded per month (giving effect to the one-for-5.032715 reverse stock split effective July 23, 1998) on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.

                                                                 COMMON STOCK(1)
         Fiscal Year Ended June 30, 1999                        High           Low
         First Quarter                                        $  7.50        $ 2.50
         Second Quarter                                       $  3.13        $ 1.13
         Third Quarter                                        $  1.81        $ 1.06
         Fourth Quarter                                       $  1.37        $ 1.06

         Fiscal year Ended June 30, 2000
         First Quarter                                        $  3.00        $ .875
         Second Quarter                                       $  2.00        $ 1.03
         Third Quarter                                        $  2.88        $ 1.06
         Fourth Quarter                                       $  2.12        $  .75

         Fiscal Year Ending June 30, 2001
         First Quarter (through September 19, 2000)           $  1.88        $  .88

     (1) Prices have been adjusted to reflect the one-for-5.032715 reverse split effective July 23, 1998.

STOCKHOLDERS: At September 19, 2000, there were 8,626,444 shares of Common Stock held by 253 holders of record. The last reported sale of the Common Stock on September 19, 2000, was $1.44 per share.

DIVIDEND POLICY: The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form-10KSB. See "Information Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                           YEARS ENDED JUNE 30,
                                                           --------------------
                                                           2000            1999
                                                           ----            ----
Total revenues                                              100%            100%
Costs and expenses:
     Cost of revenues                                       (54)%           (61)%
     Selling, general and administrative                    (75)%          (125)%
     Depreciation and amortization                           (3)%            (3)%
                                                           ----            ----

Total operating expenses                                   (132)%          (189)%
                                                           ----            ----
Operating loss                                              (32)%           (89)%
Interest income, net                                          1%              6%
                                                           ----            ----
Net loss                                                    (31)%           (83)%
                                                           ====            ====

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

Revenues for fiscal 2000 increased 80% as compared to the prior year due to continued penetration of target markets and strong revenue growth in Sharps Disposal by Mail(TM), Pitch It(TM) IV Pole systems, and Sharps Consulting services. Year over year revenues increased by approximately $1,867,000 while cost of revenues narrowed to 54% in fiscal year 2000 compared to 61% in 1999.

Gross margin increased as a percentage of revenue for fiscal 2000 to 46% from 39% in fiscal 1999. The increase of approximately $1,034,000 was due primarily to increased sales, recognition of a lower return rate for the Sharps Disposal by Mail(TM) System, and an expanded product mix, including the growth of Pitch It(TM) IV Pole systems.

Selling, general and administrative expenses declined as a percent of revenue to 75% in 2000 from 125% in 1999. The decline is due to increased sales and the Company's ability to leverage the existing cost structure supporting the new growth. Expenses grew by approximately 9%, or approximately $250,000, year over year primarily due to the launch of a new Company branding campaign designed to deliver a more focused Company image on a national scale, an initiative to enhance investor community awareness of the Company's products and performance, and an increase in commissions due to sales growth.

The Company narrowed the net loss from operations from 1999 to 2000 by approximately 34%, or approximately $657,000. This improvement is a result of leveraging the existing cost infrastructure and expanded product and service lines with higher margins.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had approximately $194,000 in cash and short-term investments. Current assets were exceeded by current liabilities by approximately $629,000 at June 30, 2000, primarily due to the Company's disposal liability which is classified as a current liability. Management cannot accurately predict when Sharps will be required to fund disposal costs, but management believes it will not have to pay all of the accrued disposal costs within one year of June 30, 2000; however, the Company does not have sufficient information to classify any amounts as long-term. On August 31, 2000, the Company completed a private placement of 1,000,000 shares of its common stock for gross proceeds of $1,000,000 that improved the Company's working capital position. As of September 19, 2000, the Company had approximately $1,018,000 in cash and short-term investments.

Capital expenditures during the year ended June 30, 2000 were approximately $63,000 and consisted of computers, computer software development, computer networking related equipment and tooling for manufactured products.

At June 30, 2000, total long-term debt outstanding was approximately $9,000 for the combined Company.

The Company expects to continue to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control, including the nature and timing of marketing and sale activities. Moreover, the Company's ability to generate income from operations will be dependent upon, among other things, sufficient penetration of the target and other markets and the ability to launch new products and/or services into these markets. Management believes that the Company's current resources will be sufficient to fund operations for the next 18 months. There can be no assurance that the Company will be able to obtain financing on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary.

ITEM 6.  FINANCIAL STATEMENTS

The financial statements of the Company and the related report of the Company's independent accountants thereon are included in this report and are referenced as pages F-1 to F-14.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is incorporated herein by reference to the information under the caption "Changes in Registrant's Certifying Accountant" on page 13 of the Transitional Report on Form 10-QSB for the transition period January 1, 1998.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the information under the caption "Management," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission ("SEC") relating to its Annual Meeting of Stockholders to be held on November 14, 2000.

Paragraph 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's equity securities, to file reports of security ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 9.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions "Management" and "Executive Compensation" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 14, 2000.

ITEM 10.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information under the captions "Security Ownership of Management" and "Certain Beneficial Owners," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 14, 2000.

ITEM 11.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 14, 2000.

ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K

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

     10.29 Employment Agreement effective January 1, 1998 by and between Sharps Compliance, Inc. and Dr. Burt Kunik, and First Amendment to Employment Agreement (incorporated by reference from Exhibit 10.29 to 6/30/98 Form 10-KSB)

     10.30 Second Amendment to Employment Agreement dated May 15, 1998 (incorporated by reference from Exhibit 10.30 to 6/30/98 Form 10-KSB)

     10.31 Exclusive Distributorship Agreement dated April 1, 1998 between Pro-Tec Containers, Inc. and Sharps Compliance, Inc. (incorporated by reference from Exhibit 10.31 to 6/30/98 Form 10-KSB)

     10.32 Purchase Agreement between IVY Green Corporation and Sharps Compliance, Inc., dated June 19, 1998 (incorporated by reference from Exhibit 10.32 to 6/30/98 Form 10-KSB)

     10.33 Lease Agreement between Lakes Technology Center, Ltd. and Sharps Compliance, Inc. dated August 1, 1998 (incorporated by reference from Exhibit 10.33 to 6/30/98 Form 10-KSB)

     10.34 Severance Agreement dated September 2, 1998, between C. Lee Cooke, Jr. and Sharps Compliance Corp. (formerly known as - U.S. Medical Systems, Inc.) (incorporated by reference from Exhibit 10.34 to 6/30/98 Form 10-KSB)

     16.4 Letter regarding changes in Certifying Accountant to Arthur Andersen LLP (incorporated by reference from Exhibit 16.4 to 6/30/98 Form 10-KSB)

     21.1    Subsidiaries (filed herewith)

     27.1    Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K

None
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REGISTRANT:

                                 SHARPS COMPLIANCE CORP

Dated: September 28, 2000        By: /s/ Burton J. Kunik
                                     -------------------------------------------
                                     Dr. Burton J. Kunik, Chairman of the Board,
                                     President and Chief Executive Officer

                                 By: /s/ Kevin L. Spears
                                     -------------------------------------------
                                     Kevin L. Spears, Vice President and
                                     Chief Financial Officer

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
   Report of Independent Public Accountants ................   F-2
   Consolidated Balance Sheets as of June 30, 2000
      and 1999 .............................................   F-3
   Consolidated Statements of Operations for the Years Ended
       June 30, 2000 and 1999 ..............................   F-4
   Consolidated Statements of Stockholders' Equity (Deficit)
      for the Years Ended June 30, 2000 and 1999 ...........   F-5
   Consolidated Statements of Cash Flows for the Years Ended
      June 30, 2000 and 1999 ...............................   F-6
   Notes to Consolidated Financial Statements ..............   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Sharps Compliance Corp.:

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
August 22, 2000

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS                                            JUNE 30,
                                                                             --------------------------
                                                                                2000           1999
                                                                             -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   153,346    $    15,452
   Short-term investments                                                         40,984      1,300,000
   Accounts receivable, net of allowance for doubtful accounts of
     $30,381 and $21,373, respectively                                           794,643        473,702
   Inventory                                                                     221,105        132,166
   Prepaids and other                                                             80,831         83,143
                                                                             -----------    -----------

             Total current assets                                              1,290,909      2,004,463

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $134,793 and $63,290, respectively                                          180,736        189,063

INTANGIBLE ASSETS, net of accumulated amortization
     of $40,489 and $20,244, respectively                                         60,736         80,981

NOTE RECEIVABLE FROM STOCKHOLDER                                                 320,000        320,000
                                                                             -----------    -----------

             Total assets                                                    $ 1,852,381    $ 2,594,507
                                                                             ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                          $   354,538    $   161,985
   Accrued liabilities                                                           129,087        148,534
   Accrued disposal costs                                                      1,371,193      1,072,782
   Current maturities of notes payable                                            64,718         23,089
                                                                             -----------    -----------

             Total current liabilities                                         1,919,536      1,406,390

NOTES PAYABLE, net of current maturities                                           8,780         14,817
                                                                             -----------    -----------

             Total liabilities                                                 1,928,316      1,421,207

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.01 par value per share; 20,000,000 shares authorized;
    7,626,444 shares issued and outstanding                                       76,264         76,264
   Additional paid-in capital                                                  4,392,188      4,370,886
   Deferred compensation                                                              --        (11,000)
   Accumulated deficit                                                        (4,544,387)    (3,262,850)
                                                                             -----------    -----------

             Total stockholders' equity (deficit)                                (75,935)     1,173,300
                                                                             -----------    -----------

             Total liabilities and stockholders' equity (deficit)            $ 1,852,381    $ 2,594,507
                                                                             ===========    ===========


                    The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEARS ENDED JUNE 30,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------
REVENUES:
   Sales, net                                     $ 4,051,598       $ 2,286,183
   Consulting services and other                      150,124            48,564
                                                  -----------       -----------

                     Total revenues                 4,201,722         2,334,747

COSTS AND EXPENSES:
   Cost of revenues                                 2,269,029         1,426,311
   Selling, general and administrative              3,168,543         2,918,262
   Depreciation and amortization                       91,748            66,057
                                                  -----------       -----------

                     Operating loss                (1,327,598)       (2,075,883)

INTEREST INCOME                                        47,536           139,081

INTEREST EXPENSE                                       (1,475)           (1,617)
                                                  -----------       -----------

                      Net loss                    $(1,281,537)      $(1,938,419)
                                                  ===========       ===========

BASIC AND DILUTED NET LOSS PER SHARE              $      (.17)      $      (.25)
                                                  ===========       ===========

SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                       7,626,444         7,615,567
                                                  ===========       ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                              PREFERRED STOCK           COMMON STOCK         ADDITIONAL                                   TOTAL
                        ------------------------  ------------------------    PAID-IN      DEFERRED    ACCUMULATED   STOCKHOLDERS'
                          SHARES       AMOUNT        SHARES       AMOUNT      CAPITAL    COMPENSATION    DEFICIT    EQUITY (DEFICIT)
                        -----------  -----------  -----------  -----------   ----------  ------------  -----------  ----------------
BALANCE, June 30, 1998    1,000,000  $    10,000      583,944  $     5,839   $4,287,311   $        --  $(1,324,431)   $ 2,978,719
  Conversion of
     preferred stock
     to common stock
     in July 1998        (1,000,000)     (10,000)   7,000,000       70,000      (60,000)           --           --             --
  Issuance of common
     stock for services
     provided                    --           --       42,500          425       84,575            --           --         85,000
  Deferred compensation          --           --           --           --       59,000       (59,000)          --             --
  Amortization of
     deferred
     compensation                --           --           --           --           --        48,000           --         48,000
  Net loss                       --           --           --           --           --            --   (1,938,419)    (1,938,419)
                        -----------  -----------  -----------  -----------   ----------   -----------  -----------    -----------

BALANCE, June 30, 1999           --           --    7,626,444       76,264    4,370,886       (11,000)  (3,262,850)     1,173,300
  Amortization of
     deferred
     compensation and
     stock based
     compensation                --           --           --           --       21,302        11,000           --         32,302
  Net loss                       --           --           --           --           --            --   (1,281,537)    (1,281,537)
                        -----------  -----------  -----------  -----------   ----------   -----------  -----------    -----------

BALANCE, June 30, 2000           --  $        --    7,626,444  $    76,264   $4,392,188   $        --  $(4,544,387)   $   (75,935)
                        ===========  ===========  ===========  ===========   ==========   ===========  ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        YEARS ENDED JUNE 30,
                                                     --------------------------
                                                         2000          1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,281,537)   $(1,938,419)
  Adjustments to reconcile net loss to net cash
    used in operating activities-
    Depreciation and amortization                         91,748         66,057
    Amortization of deferred compensation and
       stock based compensation                           32,302         48,000
    Changes in operating assets and liabilities-
       Increase in accounts receivable                  (320,941)      (270,094)
       (Increase) decrease in inventory                  (88,939)        39,339
       Decrease (increase) in other current assets         2,312         (1,885)
       Increase (decrease) in accounts payable and
         accrued liabilities                             173,106        (23,038)
       Increase in accrued disposal costs                298,411        426,300
                                                     -----------    -----------

   Net cash used in operating activities              (1,093,538)    (1,653,740)
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments on note receivable
     from stockholder                                         --         80,000
  Purchases of property and equipment                    (63,176)      (112,525)
  Sales of short-term investments                      5,535,332      2,600,000
  Purchases of short-term investments                 (4,276,316)    (1,300,000)
                                                     -----------    -----------

   Net cash provided by investing activities           1,195,840      1,267,475
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                              (28,661)       (42,781)
  Borrowings on notes payable                             64,253             --
                                                     -----------    -----------

   Net cash used in financing activities                 (35,592)       (42,781)
                                                     -----------    -----------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS:                                          137,894       (429,046)

CASH AND CASH EQUIVALENTS,
   beginning of year                                      15,452        444,498
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of year               $   153,346    $    15,452
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid for interest                           $     1,388    $     1,617
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITY:
     Issuance of common stock for services           $        --    $    85,000
                                                     ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

1. ORGANIZATION AND BACKGROUND:

Organization and Business

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. ("SCC") (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas, dba Sharps Compliance, Inc. ("SCI"), Sharps e-Tools.com, Inc. ("Sharps e-Tools"), and Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. ("Sharps Environmental Services") (collectively, "Sharps" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 27, 1998, SCC and SCI entered into an agreement and plan of reorganization (the "Agreement"). SCC acquired all of the issued and outstanding common stock, $.01 par value, of SCI in consideration for the issuance of 1,000,000 shares of preferred stock, $.01 par value, such that each share of SCI's common stock outstanding on the closing date was exchanged for 0.142858 shares of preferred stock. Under the terms of the Agreement, in July 1998, SCC's stockholders approved a 1-for-5.032715 reverse stock split of its common stock, which has been given retroactive effect in the financial statements. Simultaneously with the reverse stock split, each share of preferred stock was converted into seven shares of common stock of SCC, resulting in the existing stockholders of SCC holding 583,944 shares and the former stockholders of SCI holding 7,000,000 shares.

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

Sharps focuses on developing effective cost, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include Sharps Disposal by Mail(TM) System, Trip LesSystem(TM), Pitch It(TM) IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

The Sharps Disposal by Mail(TM) System is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for the commercial, industrial and home healthcare industries. The Sharps Disposal by Mail(TM) System contains a securely sealed, leak and puncture resistant sharps container in several sizes; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters of waste; a red bag for additional containment; and complete documentation and tracking manifest. When the container is full, the customer closes the container, places it in the red bag, places it inside the approved prepaid shipping carton and deposits the container with the mail carrier who sends the authorized shipping carton through the U.S. Postal Service routing to a municipally owned incinerator for destruction. After destruction of the Sharps Disposal by Mail(TM) System, the incinerator sends verification of such destruction to the customer.

Sharps is responsible for the postage and burn costs associated with the customer mailing the mail disposal systems directly to the incineration site. Sharps records accrued disposal costs for estimated future postage and burn costs based on mail disposal systems sold that management estimates will eventually be returned for incineration. The estimated returns are based on historical experience. During fiscal year 2000, the estimated return factor was revised downward, resulting in the reversal of approximately $150,000 of accrued disposal costs. This reversal has been reflected as a reduction to cost of revenues in the accompanying Statement of Operations. The accrued disposal costs will continue to be adjusted prospectively for revisions in the estimated burn costs and return rate, if any. Depending upon the experience of the Company, such revision could be significant. During the years ended June 30, 2000 and 1999, the Company accrued $788,075 (net of reversal) and $715,874, respectively, for estimated disposal costs, and funded, $489,664 and $289,574, respectively, of actual disposal costs.

During fiscal year 2000, Sharps launched an additional service line through Sharps e-Tools. Sharps e-Tools will provide a range of electronic solutions improving profitability for the healthcare and hospitality industries, including employee centered training and education programs designed to facilitate compliance with federal, state and local regulations. The Sharps e-Tools online services include SharpsTracer(TM), AssetTracer(TM) and ComplianceTrak. SharpsTracer(TM) is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer(TM) eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies and is designed to complement the Sharps Disposal by Mail(TM) System. AssetTracer(TM) allows its registered subscribers to effectively manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Sharps products or independently and includes management reporting for regulatory compliance, preventative maintenance and asset status and/or location. ComplianceTrak services offer a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas and Panola County to manage and operate the Panola County Resources Recovery Facility, the municipally owned incinerator to which the Sharps Disposal by Mail(TM) System is mailed for destruction. The length of the agreement is three years, and Sharps is responsible for maintaining the facility as required by federal, state, local and/or regulatory agencies. Sharps Environmental Services will provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services will be the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents,
(iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail(TM) Systems and allows the Company to provide its proprietary SharpsTracer(TM) discussed above.

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the years ended June 30, 2000 and 1999, four customers represented approximately 68% and 76% of revenues, respectively. Four customers comprised approximately 72% (or $568,220) of the total accounts receivable balance at June 30, 2000 and 79% (or $373,236) at June 30, 1999. Sharps may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by (i) the contractual relationships with and reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and services and (iii) the Company's continued diversification of its products and services.

Sharps continues to sole-source each of its manufacturing, assembly, transportation, disposal and software development functions. Sharps may be affected by its dependence on the suppliers of these functions. Management believes the risk is mitigated by the long-standing business relationships with and reputation of Sharps' suppliers. The Company also has entered into agreements, effective July 2000, with a strategic partner to provide online education programs related to the Company's e-Tools service line and the City of Carthage, Texas to manage and operate the Panola County Resources Recovery Facility. Although there are no assurances with regard to the continued future business associations, after expirations of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs due to the generic nature of the products and services offered.

Sharps has received limited revenues to date, has incurred cumulative losses since its inception and has a working capital deficit at June 30, 2000. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its license agreements, maintaining an agreement with an incineration facility, successful completion of its product development activities, the identification and penetration of markets for its products and services and obtaining funds necessary to complete these activities. Management cannot accurately predict when Sharps will be required to fund its disposal costs, but management believes it will not have to pay all of the accrued disposal costs within one year of June 30, 2000; however, the Company does not have sufficient information to classify any amounts as long term. If Sharps is unable to achieve its fiscal year 2001 projected results of operations or if the actual return of mail disposal systems exceeds those estimated by management, additional financing may be required to fund Sharps' operations. Management believes Sharps' current resources will be sufficient to fund operations through at least December 2001. There can be no assurance that the Company will be able to obtain financing on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Intangible Assets

Intangible assets consist of costs related to two patents acquired in June 1998. The patents are being amortized over their estimated useful lives of five years. During the years ended June 30, 2000 and 1999, the Company recorded amortization expense of $20,245 and $20,244, respectively.

Realization of Long-lived Assets

Sharps evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

Revenue Recognition

Through June 30, 2000, product sales were recognized as revenue when the finished product was shipped to customers. Sales are presented net of estimated discounts. Sharps also recognizes costs, including estimated disposal costs for incineration and postage, at the time the product is shipped. Consulting revenue is recognized as the related services are performed.

New Accounting Pronouncement on Revenue Recognition

In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the Company's fiscal year 2001, and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Management is currently evaluating the impact of SAB 101 on the Company's financial position and results of operations, coupled with the services provided by Sharps Environmental Services. The impact on the timing of future revenue recognition may be material.

Income Taxes

The Company's deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining whether a valuation allowance should be provided.

Net Loss Per Share

Earnings per share data for all years presented has been computed pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Options outstanding during each year have not been included in the calculation of diluted EPS, as they would have an anti-dilutive effect on EPS. There are no differences in basic EPS and diluted EPS for either year presented.

Financial Instruments

The Company considers the fair value of all financial instruments not to be materially different from their carrying values at year end based on management's estimate of the Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. Sharps operates in a single segment, focusing on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Specifically, Sharps has estimated the cost and related liability for postage and incineration costs associated with the mail-back of full sharps containers for disposal. These estimates are based on Sharps' experience to date and are reflected in accrued disposal costs on the accompanying consolidated balance sheets. Future results may differ from these estimates.

3. NOTE RECEIVABLE FROM STOCKHOLDER:

Sharps has a $320,000 personal, full recourse note receivable with a stockholder and officer of Sharps. The note, as amended, bears interest at 8 percent with interest due annually beginning in November 2000, and principal and accrued but unpaid interest due in November 2002. During the years ended June 30, 2000 and 1999, the stockholder paid approximately $26,000 and $32,000, respectively, of accrued interest. At June 30, 2000 and 1999, approximately $16,000 and $18,000, respectively, of accrued interest was owed under the note.

4. PROPERTY AND EQUIPMENT:

At June 30, 2000 and 1999, property and equipment consisted of the following:


                                                           JUNE 30,
                                                    ----------------------
                                     USEFUL LIFE       2000         1999
                                     -----------    ---------    ---------
Furniture and fixtures               3 to 5 years   $  32,819    $  28,519
Equipment                            5 years          114,350       89,500
Computers and software               3 to 5 years     137,602      103,576
Automobiles                          5 years           30,758       30,758
                                                    ---------    ---------
                                                      315,529      252,353
Less - Accumulated depreciation                      (134,793)     (63,290)
                                                    ---------    ---------

        Net property and equipment                  $ 180,736    $ 189,063
                                                    =========    =========


5. NOTES PAYABLE:

The Company has a promissory note to finance the purchase of an automobile which bears interest at 7.75 percent. The note matures in October 2002, is due in monthly installments and is secured by the automobile. The balance outstanding on the note at June 30, 2000 and 1999, was $14,808 and $20,406, respectively.

The Company finances certain of its insurance premiums through a note payable with a finance company. The note payable bears interest at approximately 5.0 percent, and interest and principal are due monthly through May 2001. During the year ended June 30, 2000, the Company borrowed $64,253 to finance such premiums. As of June 30, 2000, $58,690 was outstanding on the note payable.

Future maturities on notes payable as of June 30, 2000, are as follows:


YEAR ENDING JUNE 30-
         2001               $64,718
         2002                 6,523
         2003                 2,257
                            -------

                            $73,498
                            =======


6. INCOME TAXES:

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended June 30, 2000 and June 30, 1999, is as follows:

                                  YEARS ENDED JUNE 30,
                                  --------------------
                                  2000            1999
                                  ----            ----
Statutory rate                   (34.0)%         (34.0)%
State income taxes, net           (2.8)           (2.9)
Meals and entertainment            3.0             0.9
Increase in valuation allowance   33.8            36.0
                                  ----            ----

                                    --%             --%
                                  ====            ====

Significant components of Sharps' net deferred tax asset at June 30, 2000 and 1999 are as follows:

                                            YEARS ENDED JUNE 30,
                                        ----------------------------
                                           2000              1999
                                        -----------      -----------
Deferred tax assets relating to-
   Net operating loss carryforwards     $ 3,247,843      $ 2,932,885
   Accrued disposal costs                   319,625          255,514
   Deferred compensation                     29,702           17,760
   Accounts receivable reserve               11,241               --
                                        -----------      -----------
       Total deferred tax assets          3,608,411        3,206,159

Deferred tax liability relating to-
   Cash to accrual adjustment                (4,814)         (35,884)

Deferred tax valuation reserve           (3,603,597)      (3,170,275)
                                        -----------      -----------

       Net deferred tax asset           $        --      $        --
                                        ===========      ===========


At June 30, 2000, Sharps had net operating loss carryforwards for federal income tax purposes of approximately $8.8 million, of which approximately $5.6 million was acquired in the acquisition in February 1998. Sharps' ability to utilize these net-operating losses to reduce future taxable income may be limited upon a change of ownership and amounts of separate Company taxable income, as defined by the Internal Revenue Code. The carryforwards will begin to expire in 2008 if not otherwise used. A valuation allowance has been established to fully offset the Company's deferred tax assets due to its history of losses since inception. The valuation reserve relates primarily to Sharps' net losses. Sharps has not made any income tax payments since inception.

7. STOCKHOLDERS' EQUITY:

Common Stock

In August and October 1998, SCC issued a total of 42,500 shares of common stock to two consultants for services provided during fiscal 1998. Management valued the shares at $85,000, which was the estimated fair market value of the Company's stock on the date the shares were issued.

1993 Stock Plan

SCC sponsors the 1993 Stock Plan ("the Plan") covering employees, consultants and non-employee directors. The Plan, as amended, provides for the granting of options, either incentive or nonstatutory, to purchase up to 1,000,000 shares of Sharps' common stock. Options granted vest over a period of up to four years. Options expire five to seven years after the date of grant.

SFAS No. 123 "Accounting for Stock-Based Compensation," allows companies to adopt one of two methods for accounting for stock options. Sharps has elected the method that requires disclosure of stock based compensation only. Because of this election, Sharps continues to account for its employee stock-based compensation plans under Accounting Principles Board Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock based compensation grants based on the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock based compensation grant, generally three to four years. If the exercise price of the stock based compensation grants is equal to the estimated fair value of Sharps' stock on the date of the grant, no compensation expense is recorded. During the years ended June 30, 2000 and 1999, Sharps recorded aggregate deferred compensation of $0 and $59,000, respectively. Sharps recognized $11,000 and $48,000 of these amounts as compensation expense during the years ended June 30, 2000 and 1999, respectively.

Sharps records the fair value of options issued to non-employee consultants at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists. During the year ended June 30, 2000, compensation expense of $21,302 was recorded for option grants to non-employees that were fully vested at the date of the grant.

A summary of the activity of the Plan during the years ended June 30, 2000 and 1999, is presented in the table below:

                                                WEIGHTED
                                 OPTIONS        AVERAGE
                                OUTSTANDING  EXERCISE PRICE
                                -----------  --------------
Balance, June 30, 1998             75,140      $   3.02
    Granted                       242,500          2.03
    Forfeited or Canceled        (203,333)         2.00
                                 --------
Balance, June 30, 1999            114,307          2.74
    Granted                       367,500          1.23
    Forfeited or Canceled         (61,667)         1.45
                                 --------
Balance, June 30, 2000            420,140          1.61
                                 ========

Exercisable at June 30, 2000      142,640          2.43
                                 ========

The weighted average fair values of options granted during the years ended June 30, 2000 and 1999 were $.66 and $1.15, respectively. As of June 30, 2000 and 1999, there were 579,860 options and 885,693 options, respectively, available for grant under the Plan.

Pursuant to the provisions of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal year 2000 and 1999 grants: risk-free rates of return ranging from 5.21% to 5.86%; expected annual dividend rate of $0; expected life of five to seven years; and expected volatility ranging from 93.6% to 53.5%. Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123, Sharps' net loss would have been increased to the following pro forma amounts:

                               YEARS ENDED JUNE 30,
                          ------------------------------
                              2000               1999
                          ------------        ----------
Net Loss
  As reported             $ (1,281,537)       (1,938,419)
  Proforma                $ (1,319,281)       (1,946,211)
                          ============      ============

Basic and diluted EPS
  As reported             $       (.17)             (.25)
                          ============      ============
  Proforma                $       (.17)             (.26)
                          ============      ============

8. COMMITMENTS AND CONTINGENCIES:

Litigation

Sharps is involved in certain legal actions and claims arising in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on Sharps' consolidated financial position, results of operations or liquidity.

Distributor Agreements

Sharps has entered into an agreement with Ecolab, Inc., for it to be Sharps' exclusive U.S. distributor of the Sharps Disposal by Mail(TM) System in commercial and industrial markets. The price is reviewed quarterly and adjusted upon the mutual agreement of the parties. The term of the agreement is for one year with an automatic renewal for one-year periods, unless either party provides notice of termination to the other within 120 days prior to expiration of the then current term.

Sharps entered into a five-year agreement with a supplier for Sharps to be the exclusive domestic distributor of certain of the supplier's medical waste containers. The agreement provides for automatic renewals for two-year periods, unless either party provides notice of termination to the other within 90 days prior to the expiration of the then current term. Exclusivity rights will lapse unless annual non-guaranteed purchase volumes are met.

Sales Representation Agreements

Sharps has a sales representation agreement with a sales agency for promotion of the Sharps Disposal by Mail(TM) System exclusively in the veterinary market. The agreement is for a two-year period with automatic two-year renewal periods, unless either party notifies the other 90 days prior to expiration of the current period of its intent to terminate. The agreement further specifies a 15 percent commission on net sales as defined in the agreement. Commission expense related to this agreement was $5,383 and $2,818 for the years ended June 30, 2000 and 1999, respectively.

Operating Leases

Sharps leases office space and equipment under certain operating lease agreements, which expire at various dates through March 2004. Rent expense for the years ended June 30, 2000 and 1999 were $70,534 and $63,500, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2000, are as follows:

 YEAR ENDING JUNE 30-
         2001                 $  67,796
         2002                    67,796
         2003                    10,497
         2004                     3,966
                              ---------

                              $ 150,055
                              =========

9. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED):

On August 31, 2000, the Company completed a private placement of 1,000,000 shares of common stock for gross proceeds of $1,000,000.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
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

10.30        Second Amendment to Employment Agreement dated May 15, 1998
             (incorporated by reference from Exhibit 10.30 to 6/30/98 Form
             10-KSB)

10.31        Exclusive Distributorship Agreement dated April 1, 1998 between
             Pro-Tec Containers, Inc. and Sharps Compliance, Inc. (incorporated by reference from Exhibit 10.31 to 6/30/98 Form 10-KSB)

10.32        Purchase Agreement between IVY Green Corporation and Sharps
             Compliance, Inc., dated June 19, 1998 (incorporated by reference from Exhibit 10.32 to 6/30/98 Form 10-KSB)

10.33        Lease Agreement between Lakes Technology Center, Ltd. and Sharps
             Compliance, Inc. dated August 1, 1998 (incorporated by reference from Exhibit 10.33 to 6/30/98 Form 10-KSB)

10.34        Severance Agreement dated September 2, 1998, between C. Lee Cooke,
             Jr. and Sharps Compliance Corp. (formerly known as - U.S. Medical
             Systems, Inc.) (incorporated by reference from Exhibit 10.34 to
             6/30/98 Form 10-KSB)

16.4         Letter regarding changes in Certifying Accountant to Arthur
             Andersen LLP (incorporated by reference from Exhibit 16.4 to
             6/30/98 Form 10-KSB)

21.1         Subsidiaries (filed herewith)

27.1         Financial Data Schedule (filed herewith)