Form 10QSB
period 2000-09-30
SHARPS COMPLIANCE CORP
filed 2000-11-14
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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
Yes  X  No
    ---    ---

Number of shares outstanding of the issuer's Capital Stock as of November 6:
8,626,444

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX

                                                                                                PAGE
  PART I   FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -September 30, 2000
               (Unaudited) and June 30,2000.......................................................3
           Unaudited Condensed Consolidated Statements of Operations -
               For the three months ended September 30, 2000 and 1999.............................4
           Unaudited Condensed Consolidated Statements of Cash Flows -
               For the three months ended September 30, 2000 and 1999.............................5
           Notes to Unaudited Condensed Consolidated Financial Statements ........................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................................7

  PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings.....................................................................10

  Item 6.  Exhibits and Reports on Form 8-K......................................................10

  SIGNATURE......................................................................................11

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                          SEPTEMBER 30,         JUNE 30,
                                                                                              2000                2000
                                                                                          -------------       -----------
                                                                                           (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................................        $   505,791         $   153,346
  Short-term investments .........................................................            500,000              40,984
  Accounts receivable, net .......................................................            800,068             794,643
  Inventory ......................................................................            199,447             221,105
  Prepaids and other .............................................................             93,221              80,831
                                                                                          -----------         -----------
             Total current assets ................................................          2,098,527           1,290,909

PROPERTY AND EQUIPMENT, net ......................................................            222,277             180,736

INTANGIBLE ASSETS, net ...........................................................             55,674              60,736

NOTE RECEIVABLE FROM STOCKHOLDER .................................................            320,000             320,000
                                                                                          -----------         -----------
             Total assets ........................................................        $ 2,696,478         $ 1,852,381
                                                                                          ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable ...............................................................        $   416,391         $   354,538
  Accrued liabilities ............................................................            162,992             129,087
  Accrued disposal costs .........................................................          1,374,590           1,371,193
  Deferred revenue ...............................................................             43,909                  --
  Current maturities of notes payable ............................................             46,044              64,718
                                                                                          -----------         -----------
             Total current liabilities ...........................................          2,043,926           1,919,536

NOTES PAYABLE, net of current maturities .........................................              7,314               8,780
                                                                                          -----------         -----------
             Total liabilities ...................................................          2,051,240           1,928,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
    -0- shares issued and outstanding ............................................                 --                  --
  Common  stock, $.01 par value per share; 20,000,000 shares authorized;
    8,626,444 and 7,626,444 shares issued and outstanding, respectively ..........             86,264              76,264
  Additional paid-in capital .....................................................          5,382,188           4,392,188
  Accumulated deficit ............................................................         (4,823,214)         (4,544,387)
                                                                                          -----------         -----------
             Total stockholders' equity (deficit) ................................            645,238             (75,935)
                                                                                          -----------         -----------
             Total liabilities and stockholders' equity (deficit) ................        $ 2,696,478         $ 1,852,381
                                                                                          ===========         ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS
                                                     ENDED SEPTEMBER 30,
                                              -------------------------------
                                                 2000                 1999
                                              -----------         -----------
REVENUES:
   Distribution, net .................        $   948,125         $   975,000
   Consulting services ...............             35,001              31,000
   Environmental .....................              6,547                  --
                                              -----------         -----------
        Total revenues ...............            989,673           1,006,000

COSTS AND EXPENSES:
   Cost of revenues ..................            536,229             595,000
   Selling, general and
     administrative...................            717,199             723,000
   Depreciation and amortization .....             25,339              24,000
                                              -----------         -----------
        Operating loss ...............           (289,094)           (336,000)

INTEREST INCOME, net .................             10,267              14,000
                                              -----------         -----------
        Net loss .....................        $  (278,827)        $  (322,000)
                                              ===========         ===========

BASIC AND DILUTED NET LOSS PER
  SHARE ..............................        $      (.04)        $      (.04)
                                              ===========         ===========

SHARES USED IN COMPUTING NET LOSS PER
   SHARE, BASIC AND DILUTED ..........          7,952,531           7,626,444
                                              ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                  --------------------------------
                                                                      2000                1999
                                                                  -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..............................................        $  (278,827)        $  (322,000)
   Adjustments to reconcile net loss to net cash
   used in operating activities-
    Depreciation and amortization ........................             25,339              24,000
    Amortization of deferred compensation ................                 --               3,000
   Changes in operating assets and liabilities-
    Increase in accounts receivable ......................             (5,425)           (323,000)
    (Increase) decrease in inventory .....................             21,658             (63,000)
    Increase in prepaids and other current assets ........            (12,390)                 --
    Increase (decrease) in accounts payable and
          accrued liabilities ............................             95,758             (34,000)
    Increase in accrued disposal costs ...................              3,397             195,000
    Increase in deferred revenue .........................             43,909                  --
                                                                  -----------         -----------
    Net cash used in operating activities ................           (106,581)           (520,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...................            (61,818)            (18,000)
   Sales of short-term investments .......................             40,984             800,000
   Purchases of short-term investments ...................           (500,000)                 --
                                                                  -----------         -----------
     Net cash provided by (used in) investing
          activities .....................................           (520,834)            782,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable .............................            (20,140)             (9,000)
   Issuance of common stock ..............................          1,000,000                  --
                                                                  -----------         -----------
     Net cash provided by (used in) financing
          activities .....................................            979,860              (9,000)
                                                                  -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...........................................            352,445            (253,000)

CASH AND CASH EQUIVALENTS, beginning of period ...........            153,346              15,000
                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS, end of period .................        $   505,791         $   268,000
                                                                  ===========         ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

1. ORGANIZATION AND BACKGROUND:

ORGANIZATION

The accompanying condensed consolidated financial statements include the accounts of Sharps Compliance Corp. ("SCC") (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiaries, Sharps Compliance, Inc., dba Sharps Compliance, Inc. of Texas ("SCI"), Sharps e-Tools.com, Inc. ("Sharps e-Tools"), and Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. ("Sharps Environmental Services") (collectively, "Sharps" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

Sharps focuses on developing cost-effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include the Sharps Disposal by Mail(TM) System, Trip LesSystem(TM), Pitch It(TM) IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

Waste generators who use the Sharps Disposal by Mail(TM) System are responsible for mailing the systems to the Panola County Resource Recovery Facility (the "Disposal Facility") for incineration. Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas and Panola County (collectively, the "City") to manage and operate the Disposal Facility. The length of the agreement is three years, and Sharps is responsible for maintaining the Disposal Facility as required by federal, state, local and/or regulatory agencies. Prior to July 1, 2000, Sharps paid the City to perform the incineration function on Sharps' behalf. Sharps is also responsible for paying the postage costs associated with the Sharps Disposal by Mail(TM) System being mailed to the Disposal Facility by the waste generators.

Prior to July 1, 2000, Sharps recorded accrued disposal costs for both postage and incineration based on the number of Sharps Disposal by Mail(TM) Systems sold that management estimated would eventually be returned for incineration. However, subsequent to June 30, 2000, Sharps began accruing only for estimated postage costs as the Company assumed operation of the Disposal Facility effective July 1, 2000. For sales subsequent to June 30, 2000, deferred revenue is recorded for non-refundable payments received for which the incineration services have not been performed (See Note 3), and incineration costs are expensed as incurred. Sharps estimates returns of the Sharps Disposal by Mail(TM) Systems based on historical experience. Accrued disposal costs are adjusted prospectively for revisions in the estimated disposal costs and return rate, if any. Depending upon the experience of Sharps, such revisions could be significant. Management cannot accurately predict when Sharps will be required to fund disposal costs. Although management believes it will not have to pay all of the accrued disposal costs within one year of September 30, 2000, the Company does not have sufficient information to classify any amounts as long term. During the three months ended September 30, 2000 and 1999, the Company accrued $176,977 and $290,998, respectively, for estimated disposal costs and funded $173,580 and $96,532, respectively, of actual disposal costs.

Sharps continues to sole-source each of its manufacturing, assembly, transportation and software development functions. Sharps may be affected by its dependence on the suppliers of these functions. Management believes the risk is mitigated by the long-standing business relationships with and reputation of Sharps' suppliers. The Company also has entered into agreements, effective July 2000, with a strategic partner to provide online education programs related to the Company's e-Tools service line and, as discussed above, the City to manage and operate the Disposal Facility. Although there are no assurances with regard to the continued future business associations after expirations of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs due to the generic nature of the products and services offered.

Sharps has incurred significant losses from operations since its inception and has had working capital deficits in the past. Sharps expects to continue to incur substantial costs related to sales, marketing and administrative activities. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate sufficient revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current resources will be sufficient to fund operations through fiscal year 2001. However, if the Company is unable to achieve its fiscal year 2001 projected sales or cash flows from operations, the Company may require additional financing to meet its operating cash flow needs. There can be no assurance that the Company will be able to obtain financing on acceptable terms; however, management believes that it will be successful in raising such financing, if necessary.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2000, the results of its operations for the three months ended September 30, 2000, and its cash flows for the three months ended September 30, 2000 and 1999. The results of operations for the three months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

3. REVENUE RECOGNITION

Sharps has adopted Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the Securities and Exchange Commission. Adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations, although its revenue recognition has been modified for a change in business that occurred in July 2000 (See Note 1).

Prior to July 1, 2000, product sales were recognized as revenue when the Sharps Disposal by Mail(TM) System was delivered and accepted by the customer. Effective July 1, 2000, the Company assumed responsibility for operation of the Disposal Facility and, accordingly, began deferring a portion of the product sales revenue associated with providing the incineration service. Deferred revenue is recognized when the Sharps Disposal by Mail(TM) Systems sold are returned to the Disposal Facility and incinerated. The deferral amount is based on objective evidence of fair value for the incineration function, based on sales of this service to other third parties. Further, the deferral amount is based on the number of Sharps Disposal by Mail(TM) Systems that management estimates will eventually be returned to the Disposal Facility for incineration. Deferred revenue will be adjusted prospectively for revisions in the estimated return rate, if any. Depending upon the experience of the Company, such revisions could be significant.

4. STOCKHOLDERS' EQUITY

On August 31, 2000, the Company completed a private placement of 1,000,000 shares of its common stock for proceeds of $1,000,000.

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

GENERAL

The Company's revenues were approximately $990,000 for the quarter ended September 30, 2000, compared to revenue of approximately $1,208,000 for the quarter ended June 30, 2000. The decrease was due partially to the deferral of $44,000 of incineration revenue resulting from the Company assuming operation of the Panola County Resource Recovery Facility effective July 1, 2000. Prior to July 1, 2000, such revenue was recognized at the time the Sharps Disposal by Mail(TM) Systems were delivered and accepted by the customer, as the Company had no significant further service obligation for incineration. The decrease was also due to distributors using previously purchased inventory to fill a larger portion of their orders than during the previous quarter. The Company believes that the ultimate use of its products by end users increased from the quarter ended June 30, 2000 to the quarter ended September 30, 2000; however, this was not reflected in the Company's revenues. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors. In addition, the Company experienced material shortages due to logistical inefficiencies at one of its supplier's facilities, resulting in backorders of approximately $35,000 at September 30, 2000. The Company expects these inefficiencies to continue for an additional thirty to sixty days and expects that its results of operations may continue to fluctuate between periods based upon the availability, timing and delivery of these materials.

Gross margin as a percentage of revenue for the quarter ended September 30, 2000 was approximately 46% compared to a gross margin of approximately 56% for the quarter ended June 30, 2000. The decrease in gross margin was the result of a downward revision in the Company's estimated return factor for the Sharps Disposal by Mail(TM) Systems, resulting in the reversal of approximately $150,000 of accrued disposal costs at June 30, 2000. This reversal was reflected as a reduction to cost of revenues for the period.

Selling, general and administrative expenses decreased approximately $136,000 in the quarter ended September 30, 2000 compared to the quarter ended June 30, 2000. The narrowing of expenses is a result of overhead cost restructuring initiatives, partially offset by initial absorption of Sharps Environmental Services overhead costs.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2000 and 1999.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               2000           1999
                                              ------         -----
Net revenues                                      100%          100%
Costs and expenses:
   Cost of revenues                            (54%)         (59%)
   Selling, general and administrative         (72%)         (72%)
   Depreciation and amortization                (3%)          (2%)
                                              ----          ----
Total operating expenses                      (129%)        (133%)
                                              ----          ----
     Loss from operations                      (29%)         (33%)
Total other income                               1%            1%
                                              ----          ----
Net loss                                       (28%)         (32%)
                                              ====          ====


QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

The Company's revenues were approximately $990,000 for the quarter ended September 30, 2000, compared to revenues of approximately $1,006,000 for the quarter ended September 30, 1999. The decrease was due to the deferral of $44,000 of incineration revenue resulting from the Company assuming operation of the Panola County Resource Recovery facility effective July 1, 2000. Revenues also were impacted by distributors using previously purchased inventory to fill a larger portion of their orders than during the comparable quarter. The Company believes that the ultimate use of its products by end users increased from the quarter ended September 30, 1999 to the quarter ended September 30, 2000; however, this was not reflected in the Company's revenues. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors. In addition, the Company experienced material shortages due to logistical inefficiencies at one of its supplier's facilities, resulting in backorders of approximately $35,000 at September 30, 2000. The Company expects these inefficiencies to continue for an additional thirty to sixty days and expects that its results of operations may continue to fluctuate between periods based upon the availability, timing and delivery of these materials.

Environmental revenue was approximately $6,500 for the quarter ended September 30, 2000 compared to none for the quarter ended September 30, 1999, resulting from the Company assuming the operations of the Panola County Resource Recovery Facility effective July 1, 2000. The Company began incinerating third-party waste at the facility in August 2000.

Consulting revenue increased from $31,000 for the quarter ended September 30, 1999, to $35,000 for the quarter ended September 30, 2000. The increase of 13% is due to continued broader acceptance of the service line within the healthcare industry.

Gross margin increased to approximately $453,000, or 46%, for the quarter ended September 30, 2000 compared to approximately $411,000, or 41%, for the quarter ended September 30, 1999. The increase of approximately $42,000 was due primarily to the implementation of cost efficiency initiatives and continued downward revisions in the return factor for the Sharps Disposal by Mail(TM) Systems. Cost of revenues narrowed as a percentage of sales to 54% for the quarter ended September 30, 2000 from approximately 59% for the quarter ended September 30, 1999.

Selling, general and administrative expenses decreased to approximately $717,000 for the quarter ended September 30, 2000 from $723,000 for the quarter ended September 30, 1999. The $6,000 decrease is a result of overhead cost restructuring initiatives partially offset by initial absorption of Sharps Environmental Services overhead costs.

The Company narrowed the net loss from operations from 1999 to 2000 by approximately $43,000, or 13%. This improvement is a result of cost management initiatives implemented within the overhead structure and continued downward revisions in the return factor for the Sharps Disposal by Mail(TM) Systems.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had approximately $1,006,000 in cash and short-term investments and current assets exceeded current liabilities by approximately $55,000. The marginal working capital balance is primarily due to the Company's disposal liability, which is classified as a current liability. Management cannot accurately predict when Sharps will be required to fund disposal costs. Although management believes it will not have to pay all of the accrued disposal costs within one year of September 30, 2000, the Company does not have sufficient information to classify any amounts as long term. On August 31, 2000, the Company significantly improved its working capital position through the completion of a private placement of 1,000,000 shares of its common stock for proceeds of $1,000,000. As of November 6, 2000, the Company had approximately $760,000 in cash and short-term investments.

Capital expenditures during the quarter ended September 30, 2000 were approximately $62,000 and consisted primarily of purchases of computers and computer software development.

At September 30, 2000, total long-term debt outstanding was approximately $7,300 for the Company.

Sharps has incurred significant losses from operations since its inception and has had working capital deficits in the past. Sharps expects to continue to incur substantial costs related to sales, marketing and administrative activities. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate sufficient revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current resources will be sufficient to fund operations through fiscal year 2001. However, if the Company is unable to achieve its fiscal year 2001 projected sales or cash flows from operations, the Company may require additional financing to meet its operating cash flow needs. There can be no assurance that the Company will be able to obtain financing on acceptable terms; however, management believes that it will be successful in raising such financing, if necessary.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     The following exhibit is filed as part of this report.

     Exhibit No.     Description
     -----------     -----------
     27.1            Financial Data Schedule (filed herewith)

b)   Reports on Form 8-K

     None.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     REGISTRANT:

                                     SHARPS COMPLIANCE CORP.

Dated: November 14, 2000             By: /s/ KEVIN L. SPEARS
                                         -------------------------------------
                                         Kevin L. Spears, Vice President
                                         and Chief Financial Officer

Dated: November 14, 2000             By: /s/ BURT KUNIK
                                         --------------------------------------
                                         Dr. Burt Kunik, President and
                                         Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 27.1      Financial Data Schedule (filed herewith)