Form 10QSB
period 2000-12-31
SHARPS COMPLIANCE CORP
filed 2001-02-13
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             -------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended December 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     for the transition period from _______________ to _________________.

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

Number of shares outstanding of the issuer's Capital Stock as of February 12:
8,626,444

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No   [X]

                   SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX
                                                                            PAGE
PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-December 31, 2000
            (Unaudited) and June 30, 2000 .................................    3
         Unaudited Condensed Consolidated Statements of Operations -
            For the three months ended December 31, 2000 and 1999 .........    4
         Unaudited Condensed Consolidated Statements of Operations -
            For the six months ended December 31, 2000 and 1999 ...........    5
         Unaudited Condensed Consolidated Statements of Cash Flows -
            For the six months ended December 31, 2000 and 1999 ...........    6
         Notes to Unaudited Condensed Consolidated Financial Statements ...    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................    8

PART II         OTHER INFORMATION

Item 1. Legal Proceedings .................................................   11

Item 4. Submission of Matters to a Vote of Security Holders ...............   11

Item 6. Exhibits and Reports on Form 8-K ..................................   12

SIGNATURE .................................................................   12

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      DECEMBER 31,   JUNE 30,
                     ASSETS                              2000          2000
                                                      -----------   -----------
                                                      (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents .........................  $    91,869   $   153,346
 Short-term investments ............................      375,000        40,984
 Accounts receivable, net ..........................      792,545       794,643
 Inventory .........................................      285,669       221,105
 Prepaids and other ................................       55,602        80,831
                                                      -----------   -----------
      Total current assets .........................    1,600,685     1,290,909

PROPERTY AND EQUIPMENT, net ........................      219,805       180,736

INTANGIBLE ASSETS, net .............................       50,613        60,736

NOTE RECEIVABLE FROM STOCKHOLDER ...................      320,000       320,000
                                                      -----------   -----------
      Total assets ................................   $ 2,191,103   $ 1,852,381
                                                      ===========   ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable ..................................  $   330,014   $   354,538
 Accrued liabilities ...............................      102,785       129,087
 Accrued disposal costs ............................    1,399,847     1,371,193
 Deferred revenue ..................................      101,162          --
 Current maturities of notes payable ...............       14,049        64,718
                                                      -----------   -----------
      Total current liabilities ....................    1,947,857     1,919,536

NOTES PAYABLE, net of current maturities ...........        5,822         8,780
                                                      -----------   -----------
      Total liabilities ............................    1,953,679     1,928,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.01 par value per share;
   1,000,000 shares authorized; -0- shares
   issued and outstanding ..........................         --            --
 Common stock, $.01 par value per share; 20,000,000
   shares authorized; 8,626,444 and 7,626,444 shares
   issued and outstanding, respectively ............       86,264        76,264
 Additional paid-in capital ........................    5,382,189     4,392,188
 Accumulated deficit ...............................   (5,231,029)   (4,544,387)
                                                      -----------   -----------
      Total stockholders' equity (deficit) .........      237,424       (75,935)
                                                      -----------   -----------
      Total liabilities and stockholders'
        equity (deficit) ...........................  $ 2,191,103   $ 1,852,381
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------
REVENUES:
  Distribution, net ..........................     $ 1,058,754      $   989,000
  Consulting services ........................          50,700           40,000
  Environmental ..............................          37,369             --
                                                   -----------      -----------
      Total revenues .........................       1,146,823        1,029,000

COSTS AND EXPENSES:
  Cost of revenues ...........................         724,610          576,000
  Selling, general and administrative ........         809,094          821,000
  Depreciation and amortization ..............          29,323           24,000
                                                   -----------      -----------
      Operating loss .........................        (416,204)        (392,000)

INTEREST INCOME, net .........................           8,389           13,000
                                                   -----------      -----------
      Net loss ...............................     $  (407,815)     $  (379,000)
                                                   ===========      ===========
BASIC AND DILUTED NET LOSS PER
   SHARE .....................................     $      (.05)     $      (.05)
                                                   ===========      ===========
SHARES USED IN COMPUTING NET LOSS PER
  SHARE, BASIC AND DILUTED ...................       8,626,444        7,626,444
                                                   ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE SIX MONTHS
                                                         ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------
REVENUES:
  Distribution, net ..........................     $ 2,006,879      $ 1,964,000
  Consulting services ........................          85,700           71,000
  Environmental ..............................          43,917             --
                                                   -----------      -----------
      Total revenues .........................       2,136,496        2,035,000

COSTS AND EXPENSES:
  Cost of revenues ...........................       1,260,839        1,171,000
  Selling, general and administrative ........       1,526,292        1,544,000
  Depreciation and amortization ..............          54,662           48,000
                                                   -----------      -----------
      Operating loss .........................        (705,297)        (728,000)

INTEREST INCOME, net .........................          18,655           27,000
                                                   -----------      -----------
      Net loss ...............................     $  (686,642)     $  (701,000)
                                                   ===========      ===========
BASIC AND DILUTED NET LOSS PER SHARE .........     $      (.08)     $      (.09)
                                                   ===========      ===========
SHARES USED IN COMPUTING NET LOSS PER
  SHARE, BASIC AND DILUTED ...................       8,289,487        7,626,444
                                                   ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE SIX MONTHS
                                                                   ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 2000             1999
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................   $  (686,642)    $  (701,000)
  Adjustments to reconcile net loss
    to net cash used in operating activities-
  Depreciation and amortization ...........................        54,661          43,000
  Amortization of deferred compensation ...................          --             5,000
  Changes in operating assets and liabilities-
  (Increase) decrease in accounts receivable ..............         2,098        (343,000)
  (Increase) decrease in inventory ........................       (64,564)       (209,000)
  (Increase) decrease in prepaids and other current
    assets ................................................       (25,229)         37,000
  Increase (decrease) in accounts payable and
    accrued liabilities ...................................       (50,826)         15,000
  Increase in accrued disposal costs ......................        28,654         298,000
  Increase in deferred revenue ............................       101,162            --
                                                              -----------     -----------
  Net cash used in operating activities ...................      (590,228)       (855,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .....................       (83,607)        (26,000)
  Sales of short-term investments .........................       665,984       1,422,000
  Purchases of short-term investments .....................    (1,000,000)       (122,000)
                                                              -----------     -----------
    Net cash provided  by (used in) investing activities ..      (417,622)      1,274,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable ...............................       (53,627)        (18,000)
  Issuance of common stock ................................     1,000,000            --
                                                              -----------     -----------
    Net cash  provided  by (used in) financing activities .       946,373         (18,000)
                                                              -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .............................................       (61,477)        401,000

CASH AND CASH EQUIVALENTS, beginning of period ............       153,346          15,000
                                                              -----------     -----------
CASH AND CASH EQUIVALENTS, end of period ..................   $    91,869     $   416,000
                                                              ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

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

BUSINESS

Sharps focuses on developing cost-effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include the Sharps Disposal by Mail(TM) System, Trip LesSystem(TM), Pitch It(TM) IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training as set forth by federal, state, local and regulatory agencies.

Waste generators who use the Sharps Disposal by Mail (TM) System are responsible for mailing the systems to the Panola County Resource Recovery Facility (the "Disposal Facility") for incineration. Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas and Panola County (collectively, the "City") to manage and operate the Disposal Facility. The length of the agreement is three years, and Sharps is responsible for maintaining the Disposal Facility as required by federal, state, local and/or regulatory agencies. Prior to July 1, 2000, Sharps paid the City to perform the incineration function on Sharps' behalf. Sharps is also responsible for paying the postage costs associated with the Sharps Disposal by Mail (TM) System being mailed to the Disposal Facility by the waste generators.

Prior to July 1, 2000, Sharps recorded accrued disposal costs for both postage and incineration based on the number of Sharps Disposal by Mail(TM) Systems sold that management estimated would eventually be returned for incineration. However, subsequent to June 30, 2000, Sharps began accruing only for estimated postage costs as the Company assumed operation of the Disposal Facility effective July 1, 2000. For sales subsequent to June 30, 2000, deferred revenue is recorded for non-refundable payments received for which the incineration services have not been performed (See Note 3), and incineration costs are expensed as incurred. Sharps estimates returns of the Sharps Disposal by Mail(TM) Systems based on historical experience. Accrued disposal costs are adjusted prospectively for revisions in the estimated disposal costs and return rate, if any. Depending upon the experience of Sharps, such revisions could be significant. Management cannot accurately predict when Sharps will be required to fund disposal costs. Although management believes it will not have to pay all of the accrued disposal costs within one year of December 31, 2000, the Company does not have sufficient information to classify any amounts as long term. During the six months ended December 31, 2000 and 1999, the Company accrued $362,143 and $538,000, respectively, for estimated disposal costs and funded $333,489 and $240,000, respectively, of actual disposal costs.

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

The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current resources will be sufficient to fund operations through fiscal year 2001. However, if the Company is unable to achieve its projected sales or cash flows from operations, the Company may require additional financing to meet its operating cash flow needs. Management believes that it will be successful in raising such financing, if necessary, however there can be no assurance that the Company will be able to obtain financing on acceptable terms. The Company has been advised by its independent public accountants that their report on the June 30, 2001, financial statements may be modified with respect to the Company's ability to continue as a going concern.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the six months ended December 31, 2000 and 1999. The results of operations for the six months ended December 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

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

Prior to July 1, 2000, product sales were recognized as revenue when the Sharps Disposal by Mail(TM) System was delivered and accepted by the customer. Effective July 1, 2000, the Company assumed responsibility for operation of the Disposal Facility and, accordingly, began deferring a portion of the product sales revenue associated with providing the incineration service. Deferred revenue is recognized when the Sharps Disposal by Mail(TM) Systems sold are returned to the Disposal Facility and incinerated. The deferral amount is based on objective evidence of fair value for the incineration function, based on sales of this service to other third parties. Further, the deferral amount is based on the number of Sharps Disposal by Mail(TM) Systems that management estimates will eventually be incinerated at the Disposal Facility. Deferred revenue will be adjusted prospectively for revisions in the estimated return rate, if any. Depending upon the experience of the Company, such revisions could be significant.

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

GENERAL

The Company's revenues were approximately $1,147,000 for the quarter ended December 31, 2000, compared to revenue of approximately $990,000 for the quarter ended September 30, 2000. The Company's revenue increased by $157,000 for the quarter ended December 31, 2000 over the quarter ended September 30, 2000. The increase in revenues is attributed to the increased acceptance of the Company's Sharps Disposal by Mail(TM) Systems and Trip LesSystem(TM). The increase was partially offset by the deferral of $13,000 of additional incineration revenue for this quarter over the quarter ended September 30, 2000, resulting from the Company assuming operation of the Panola County Resource Recovery Facility effective July 1, 2000. Prior to July 1, 2000, such revenue was recognized at the time the Sharps Disposal by Mail(TM) Systems were delivered and accepted by the customer, as the Company had no significant further service obligation for incineration. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Gross margin, as a percentage of revenue for the quarter ended December 31, 2000, was approximately 37% compared to a gross margin of approximately 46% for the quarter ended September 30, 2000. The decrease in gross margin was the result of increases in freight costs and the decreased gross margin on the product mix sold during the quarter. The Company plans to implement a price increase during the third quarter.

Selling, general and administrative expenses increased by approximately $92,000 to $809,000 for the quarter ended December 31, 2000 from $717,000 for the quarter ended September 30, 1999. This increase is primarily due to $12,000 of costs associated with the operations of the Carthage incinerator for a full quarter, $12,000 from increase of bad debt reserves and $19,000 from settlement of a lawsuit by a former employee.

At the beginning of the quarter, the Company introduced a new product, the SureTemp Tote(TM), to our existing customer base. SureTemp Tote(TM) is a NEW patented system for shipping items that must travel in a temperature-controlled environment. Preliminary feedback from customers has been positive. The Company believes that the opportunity within the current healthcare customer base is significant, with nearly 100% of our customers using a cold shipping system on a daily basis.


RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the six months ended December 31, 2000 and 1999.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 DECEMBER 31,          DECEMBER 31,
                                              ------------------    ------------------
                                                2000       1999       2000       1999
                                              -------    -------    -------    -------
Net revenues ...............................      100%       100%       100%       100%
Costs and expenses:
   Cost of revenues ........................      (63%)      (56%)      (59%)      (58%)
   Selling, general and administrative .....      (71%)      (80%)      (71%)      (76%)
   Depreciation and amortization ...........       (3%)       (2%)       (3%)       (2%)
                                              -------    -------    -------    -------
Total operating expenses ...................     (137%)     (138%)     (133%)     (136%)
                                              -------    -------    -------    -------
     Loss from operations ..................      (37%)      (38%)      (33%)      (36%)
Total other income .........................        1%         1%         1%         1%
                                              -------    -------    -------    -------
Net loss ...................................      (36%)      (37%)      (32%)      (35%)
                                              =======    =======    =======    =======

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999

The Company's revenues were approximately $1,147,000 for the quarter ended December 31, 2000, compared to revenues of approximately $1,029,000 for the quarter ended December 31, 1999. The increase in revenues is attributed to the increased acceptance of the Company's Sharps Disposal by Mail(TM) Systems and Trip LesSystem(TM). The increase was partially offset by the deferral of $57,000 of incineration revenue for this quarter period resulting from the Company assuming operation of the Panola County Resource Recovery Facility effective July 1, 2000. Prior to July 1, 2000, such revenue was recognized at the time the Sharps Disposal by Mail(TM) Systems were delivered and accepted by the customer, as the Company had no significant further service obligation for incineration. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Environmental revenue was approximately $37,000 for the quarter ended December 31, 2000 compared to none for the quarter ended December 31, 1999, resulting from the Company assuming the operations of the Panola County Resource Recovery Facility effective July 1, 2000. The Company began incinerating third-party waste at the facility in August 2000.

Consulting services revenue increased from approximately $40,000 for the quarter ended December 31, 1999, to approximately $51,000 for the quarter ended December 31, 2000. The increase of 27% is due to broader acceptance of the service line within the healthcare industry.

Gross margin decreased to 37%, for the quarter ended December 31, 2000 compared to 44%, for the quarter ended December 31, 1999. The decrease in gross margin was the result of increases in freight costs and a decreased gross margin on the product mix sold during the quarter. The Company plans to implement a price increase during the third quarter.

Selling, general and administrative expenses decreased by $12,000 to approximately $809,000 for the quarter ended December 31, 2000 from approximately $821,000 for the quarter ended December 31, 1999.


SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

The Company's revenues were approximately $2,136,000 for the six months ended December 31, 2000, compared to revenues of approximately $2,035,000 for the six months ended December 31, 1999. The increase in revenues is attributed to the increased acceptance of the Company's Sharps Disposal by Mail(TM) Systems and Trip LesSystem(TM). The increase was partially offset by the deferral of $101,000 of incineration revenue for this six-month period resulting from the Company assuming operation of the Panola County Resource Recovery Facility effective July 1, 2000. Prior to July 1, 2000, such revenue was recognized at the time the Sharps Disposal by Mail(TM) Systems were delivered and accepted by the customer, as the Company had no significant further service obligation for incineration. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Environmental revenue was approximately $44,000 for the six months ended December 31, 2000 compared to none for the six months ended December 31, 1999, resulting from the Company assuming the operations of the Panola County Resource Recovery Facility effective July 1, 2000. The Company began incinerating third-party waste at the facility in August 2000.

Consulting revenue increased from approximately $71,000 for the six months ended December 31, 1999, to approximately $86,000 for the six months ended December 31, 2000. The increase of 21% is due to broader acceptance of the service line within the healthcare industry.

Gross margin decreased to 41% or approximately $876,000, for the six months ended December 31, 2000 compared to 42% or approximately $864,000, for the six months ended December 31, 1999. The decrease in gross margin was the result of increases in freight costs and the decreased gross margin on the product mix sold during the quarter. The Company plans to implement a price increase during the third quarter.

Selling, general and administrative expenses decreased to approximately $1,526,000 for the six months ended December 31, 2000 from approximately $1,544,000 for the six months ended December 31, 1999.

The Company narrowed the net loss from operations from 1999 to 2000 by approximately $14,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had approximately $467,000 in cash and short-term investments. The negative working capital balance is primarily due to the Company's disposal liability, which is classified as a current liability. Management cannot accurately predict when Sharps will be required to fund disposal costs. Although management believes it will not have to pay all of the accrued disposal costs within one year of December 31, 2000, the Company does not have sufficient information to classify any amounts as long term. On August 31, 2000, the Company significantly improved its working capital position through the completion of a private placement of 1,000,000 shares of its common stock for proceeds of $1,000,000.

Capital expenditures during the six months ended December 31, 2000 were approximately $84,000 and consisted primarily of purchases of computers and computer software development.

At December 31, 2000, total long-term debt outstanding was approximately $5,800 for the Company.

Sharps has incurred significant losses from operations since its inception and has had working capital deficits in the past. Sharps expects to continue to incur substantial costs related to sales, marketing and administrative activities. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate sufficient revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current resources will be sufficient to fund operations through fiscal year 2001. However, if the Company is unable to achieve its projected sales or cash flows from operations, the Company may require additional financing to meet its operating cash flow needs. Management believes that it will be successful in raising such financing, if necessary, however there can be no assurance that the Company will be able to obtain financing on acceptable terms.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on November 14, 2000, the following matters were adopted by the margins indicated:

1.    To elect directors Lee Cooke, Parris H. Holmes, Dr. Burt Kunik and Philip
      C. Zerrillo to serve until the 2001 Annual Meeting of Stockholders.

                        For:     6,105,216
                        Against:         -
                        Abstain:       384

2. To ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for the fiscal year ending June 30, 2001.

                        For:     6,105,150
                        Against:       158
                        Abstain:       292


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   The following exhibit is filed as part of this report.

   EXHIBIT NO. DESCRIPTION
   27.1        Financial Data Schedule (filed herewith)

b) Reports on Form 8-K

   None.


ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                  REGISTRANT:

                                                  SHARPS COMPLIANCE CORP.

Dated: February 13, 2000                          By: /S/ GARY L. SHELL
                                                      Vice President and Chief
                                                      Financial Officer

Dated: February 13, 2000                          By: /S/ DR. BURT KUNIK
                                                      President and Chief
                                                      Executive Officer