Form 10QSB
period 2001-03-31
SHARPS COMPLIANCE CORP
filed 2001-05-15
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March  31, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to ________________.


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

Transitional Small Business Disclosure Format (check one): Yes[ ]   No[X]

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX

                                                                         PAGE
  PART I           FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets-March 31,
               2001 (Unaudited) and June 30, 2000......................    3
            Unaudited Condensed Consolidated Statements of
               Operations - For the three months ended
               March 31, 2001 and 2000.................................    4
            Unaudited Condensed Consolidated Statements of
               Operations - For the nine months ended
               March 31, 2001 and 2000.................................    5
            Unaudited Condensed Consolidated Statements of
               Cash Flows - For the nine months ended
               March 31, 2001 and 2000.................................    6
            Notes to Unaudited Condensed Consolidated
               Financial Statements ...................................    7

  Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................    9

  PART II          OTHER INFORMATION

  Item 1. Legal Proceedings ...........................................   11

  Item 6. Exhibits and Reports on Form 8-K ............................   11

  SIGNATURE............................................................   12

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,         JUNE 30,
                        ASSETS                                                         2001             2000
                                                                                    -----------      -----------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ....................................................    $    26,874      $   153,346
  Short-term investments .......................................................        325,000           40,984
  Accounts receivable, net .....................................................        681,828          794,643
  Inventory ....................................................................        315,500          221,105
  Prepaids and other ...........................................................         37,703           80,831
                                                                                    -----------      -----------
             Total current assets ..............................................      1,386,905        1,290,909

PROPERTY AND EQUIPMENT, net ....................................................        240,656          180,736

INTANGIBLE ASSETS, net .........................................................         45,552           60,736

NOTE RECEIVABLE FROM STOCKHOLDER ...............................................        320,000          320,000
                                                                                    -----------      -----------

             Total assets ......................................................    $ 1,993,113      $ 1,852,381
                                                                                    ===========      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable .............................................................    $   505,263      $   354,538
  Accrued liabilities ..........................................................        106,730          129,087
  Accrued disposal costs .......................................................        610,361        1,371,193
  Deferred revenue .............................................................         79,117             --
  Current maturities of notes payable ..........................................         23,758           64,718
                                                                                    -----------      -----------
             Total current liabilities .........................................      1,325,229        1,919,536
NOTES PAYABLE, net of current portion ..........................................          4,298            8,780

LONG TERM ACCRUED DISPOSAL, net of current portion .............................        215,336             --

LONG TERM DEFERRED REVENUE, net of current portion .............................         26,113             --
                                                                                    -----------      -----------
             Total liabilities .................................................      1,570,976        1,928,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
       -0- shares issued and outstanding .......................................           --               --
  Common  stock, $.01 par value per share; 20,000,000 shares authorized;
       8,626,444 and 7,626,444 shares issued and outstanding, respectively .....         86,264           76,264
  Additional paid-in capital ...................................................      5,382,188        4,392,188
  Accumulated deficit ..........................................................     (5,046,315)      (4,544,387)
                                                                                    -----------      -----------
             Total stockholders' equity (deficit) ..............................        422,137          (75,935)
                                                                                    -----------      -----------
             Total liabilities and stockholders' equity (deficit) ..............    $ 1,993,113      $ 1,852,381
                                                                                    ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             FOR THE THREE MONTHS
                                                 ENDED MARCH 31,
                                         -----------------------------
                                             2001              2000
                                         -----------       -----------
REVENUES:
  Distribution, net ..................   $ 1,148,948       $   915,582
  Consulting services ................         2,160            42,790
  Environmental ......................        31,679              --
                                         -----------       -----------
      Total revenues .................     1,182,787           958,372

COSTS AND EXPENSES:
  Cost of revenues ...................       209,599           551,824
  Selling, general and
    administrative ...................       764,206           758,367
  Depreciation and amortization ......        25,807            25,540
                                         -----------       -----------
      Operating income (loss)  .......       183,175          (377,359)

INTEREST INCOME, net .................         1,539             9,047
                                         -----------       -----------
      Net income (loss) ..............   $   184,714       $  (368,312)
                                         ===========       ===========


BASIC AND DILUTED NET INCOME
(LOSS) PER SHARE .....................   $       .02       $      (.05)
                                         ===========       ===========

SHARES USED IN COMPUTING NET
  INCOME (LOSS) PER SHARE,
  BASIC AND DILUTED ..................     8,626,444         7,626,444
                                         ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE NINE MONTHS
                                                   ENDED MARCH 31,
                                           ------------------------------
                                              2001               2000
                                           -----------        -----------
REVENUES:
  Distribution, net ..................     $ 3,155,827        $ 2,879,495
  Consulting services ................          87,860            114,140
  Environmental ......................          75,596               --
                                           -----------        -----------
      Total revenues .................       3,319,283          2,993,635

COSTS AND EXPENSES:
  Cost of revenues ...................       1,470,438          1,722,442
  Selling, general and
    administrative ...................       2,290,499          2,301,924
  Depreciation and amortization ......          80,469             74,576
                                           -----------        -----------
      Operating loss .................        (522,123)        (1,105,307)

INTEREST INCOME, net .................          20,195             35,625
                                           -----------        -----------
      Net loss .......................     $  (501,928)       $(1,069,682)
                                           ===========        ===========

BASIC AND DILUTED NET LOSS PER
  SHARE ..............................     $      (.06)       $      (.14)
                                           ===========        ===========

SHARES USED IN COMPUTING NET
  LOSS PER SHARE, BASIC AND
  DILUTED ............................       8,400,167          7,626,444
                                           ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE NINE MONTHS
                                                                  ENDED MARCH 31,
                                                            --------------------------
                                                               2001            2000
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................   $  (501,928)   $(1,069,682)
   Adjustments to reconcile net loss to net cash
   used in operating activities-
    Depreciation and amortization .......................        80,469         66,326
    Amortization of deferred compensation ...............          --            8,250
   Changes in operating assets and liabilities-
    (Increase) decrease in accounts receivable ..........       112,815       (232,259)
    Increase in inventory ...............................       (94,395)      (112,619)
    Decrease in prepaids and other current assets .......        43,128         50,298
    Increase in accounts payable and
          accrued liabilities ...........................       128,368        108,175
    Increase (decrease) in accrued disposal costs .......      (545,496)       325,738
    Increase in deferred revenue ........................       105,230           --
                                                            -----------    -----------
     Net cash used in operating activities ..............      (671,809)      (855,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..................      (125,205)       (29,007)
   Sales of short-term investments ......................       715,984      1,300,000
   Purchases of short-term investments ..................    (1,000,000)      (122,000)
                                                            -----------    -----------

      Net cash provided by (used in) investing activities      (409,221)     1,148,993

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable ............................       (45,442)       (21,651)
   Issuance of common stock .............................     1,000,000           --
                                                            -----------    -----------

      Net cash provided by (used in) financing activities       954,558        (21,651)
                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ..........................................      (126,472)       271,569

CASH AND CASH EQUIVALENTS, beginning of period ..........       153,346         15,452
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of period ................   $    26,874    $   287,021
                                                            ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 2001


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

BUSINESS

Sharps focuses on developing cost-effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include the Sharps Disposal by Mail(TM) System, Trip LesSystem(TM), Pitch It(TM) IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with education and training as set forth by federal, state, local and regulatory agencies.

Waste generators who use the Sharps Disposal by Mail (TM) System are responsible for mailing the systems to the Sharps Environmental Services Resource Recovery Facility (the "Disposal Facility") for incineration. Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas and Panola County (collectively, the "City") to manage and operate the Disposal Facility. The length of the agreement is three years, and Sharps is responsible for maintaining the Disposal Facility as required by federal, state, local and/or regulatory agencies. Prior to July 1, 2000, Sharps paid the City to perform the incineration function. Sharps is also responsible for paying the postage costs associated with the Sharps Disposal by Mail (TM) System being mailed to the Disposal Facility by the waste generators.

Prior to July 1, 2000, Sharps recorded accrued disposal costs for both postage and incineration based on the number of Sharps Disposal by Mail(TM) Systems sold that management estimated would eventually be returned for incineration. However, subsequent to June 30, 2000, Sharps began accruing only for estimated postage costs as the Company assumed operation of the Disposal Facility effective July 1, 2000. For sales subsequent to June 30, 2000, deferred revenue is recorded for non-refundable payments received for which the incineration services have not been performed (See Note 3), and incineration costs are expensed as incurred. Sharps estimates returns of the Sharps Disposal by Mail(TM) Systems based on historical experience. Accrued disposal costs are adjusted prospectively for revisions in the estimated disposal costs and return rate, if any. Depending upon the experience of Sharps, such revisions could be significant. During the quarter ended March 31, 2001, the Company completed an analysis of its accrued disposal liability on a historical basis and recorded a reduction of the liability of $540,996. During the quarter ended March 31, 2001, the Company reclassified a portion of its disposal liability as long-term, based on management's estimate of when returns of the Sharps Disposal by Mail System will occur. During the nine months ended March 31, 2001 and 2000, the Company accrued $525,380 and $680,000, respectively, for estimated disposal costs and funded $529,880 and $354,000, respectively, of actual disposal costs.

Sharps continues to sole-source each of its transportation and software development functions. Sharps may be affected by its dependence on the suppliers of these functions. Management believes the risk is mitigated by the long-standing business relationships with and reputation of Sharps' suppliers. The Company also has entered into agreements, effective July 2000, with a strategic partner to provide online education programs related to the Company's e-Tools service line and, as discussed above, the City to manage and operate the Disposal Facility. Although there are no assurances with regard to the continued future business associations after expirations of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs due to the generic nature of the products and services offered.

Sharps has incurred significant losses from operations since its inception and has had working capital deficits in the past. Sharps expects to continue to incur substantial costs related to sales, marketing and administrative activities. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate sufficient revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current resources will be sufficient to fund operations through fiscal year 2001. However, if the Company is unable to achieve its projected sales or cash flows from operations, the Company may require additional financing to meet its operating cash flow needs. Management believes that it will be successful in raising such financing, if necessary; however there can be no assurance that the Company will be able to obtain financing on acceptable terms. The Company has been advised by its independent public accountants that their report on the June 30, 2001, financial statements may be modified with respect to the Company's ability to continue as a going concern.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the nine months ended March 31, 2001 and 2000. The results of operations for the nine months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

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

GENERAL

The Company's revenues were approximately $1,183,000 for the quarter ended March 31, 2001, compared to revenue of approximately $1,147,000 for the quarter ended December 31, 2000. The Company's revenues increased by $36,000 for the quarter ended March 31, 2001 over the immediately preceding quarter. The increase in revenues is attributed primarily to the increased acceptance of the Company's Sharps Disposal by Mail(TM) Systems and Trip LesSystem(TM). The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Selling, general and administrative expenses decreased by approximately $45,000 to $764,000 for the quarter ended March 31, 2001 from $809,000 for the quarter ended December 31, 2000.

The Company reported a net income of $184,714 or $0.02 per share in the quarter ended March 31, 2001, compared to a net loss of ($407,815) or ($0.05) per share in the quarter ended December 31, 2000. The change in net income (loss) was substantially all due to a revaluation adjustment to the Company's accrued disposal liability. During the quarter ended March 31, 2001, the Company completed an analysis of its accrued disposal liability based on management's review of historical experience and recorded a reduction of the liability of $540,996.

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

On April 27, 2001, the Company announced that it is initiating a pilot program with Waste Management, Inc. to facilitate the use of safe disposal systems for individuals who use needles and syringes in their home. Under the program, Waste Management will make the Sharps Disposal by Mail(TM) System available to Waste Management's customers initially in Orange County, CA., Denver, CO., and Orlando, FL.


RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  MARCH 31,                 MARCH 31,
                                              2001        2000         2001         2000
                                          -----------  ----------   ----------   ---------
   Net revenues                               100%         100%        100%         100%
   Costs and expenses:
      Cost of revenues                        (18%)        (58%)       (44%)        (58%)
      Selling, general and
        administrative                        (65%)        (79%)       (70%)        (77%)
      Depreciation and amortization            (2%)         (2%)        (2%)         (2%)
                                             ----         ----        ----         ----
   Total operating expenses                   (85%)       (139%)      (116%)       (137%)
                                             ----         ----        ----         ----
        Income (Loss) from operations          15%         (39%)       (16%)        (37%)
   Total other income                           1%           1%          1%           1%
                                             ----         ----        ----         ----
   Net Income (Loss)                           16%         (38%)       (15%)        (36%)
                                             ====         ====        ====         ====

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

The Company's distribution revenues were approximately $1,149,000 for the quarter ended March 31, 2001, compared to distribution revenues of approximately $916,000 for the quarter ended March 31, 2000. The increase in revenues is attributed primarily to the increased acceptance of the Company's Sharps Disposal by Mail(TM) Systems and Trip LesSystem(TM). The increase was partially offset by the net deferral of $26,000 of incineration revenue for this quarter period resulting from the Company assuming operation of the Panola County Resource Recovery Facility effective July 1, 2000. Prior to July 1, 2000, such revenue was recognized at the time the Sharps Disposal by Mail(TM) Systems were delivered and accepted by the customer, as the Company had no significant further service obligation for incineration. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Environmental revenue was approximately $32,000 for the quarter ended March 31, 2001, compared to none for the quarter ended March 31, 2000, resulting from the Company assuming the operations of the Panola County Resource Recovery Facility effective July 1, 2000. The Company began incinerating third-party waste at the facility in August 2000.

Consulting services revenue decreased to approximately $2,000 for the quarter ended March 31, 2001, from approximately $43,000 for the quarter ended March 31, 2000. The decrease in consulting service revenue is due to the phase out of the service line by the Company.

Selling, general and administrative expenses increased by $6,000, to approximately $764,000 for the quarter ended March 31, 2001 from approximately $758,000 for the quarter ended March 31, 2000. The additional expenses primarily result from the additional overhead related to the start up of Sharps e-Tools.

The Company reported a net income of $184,714 or $0.02 per share in the quarter ended March 31, 2001, compared to a net loss of ($368,312) or ($0.05) per share in the quarter ended March 31, 2000. During the quarter ended March 31, 2001, the Company completed an analysis of its accrued disposal liability on a historical basis and recorded a reduction of the liability of $540,996 (see above discussion).


NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

The Company's distribution revenues were approximately $3,156,000 for the nine months ended March 31, 2001, compared to distribution revenues of approximately $2,879,000 for the nine months ended March 31, 2000. The increase in revenues is attributed primarily to the increased acceptance of the Company's Sharps Disposal by Mail(TM) Systems and Trip LesSystem(TM). The increase was partially offset by the deferral of $105,000 of incineration revenue for this nine month period resulting from the Company assuming operation of the Panola County Resource Recovery Facility effective July 1, 2000. Prior to July 1, 2000, such revenue was recognized at the time the Sharps Disposal by Mail(TM) Systems were delivered and accepted by the customer, as the Company had no significant further service obligation for incineration. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Environmental revenue was approximately $76,000 for the nine months ended March 31, 2001, compared to none for the nine months ended March 31, 2000, resulting from the Company assuming the operations of the Panola County Resource Recovery Facility effective July 1, 2000. The Company began incinerating third-party waste at the facility in August 2000.

Consulting revenue decreased from approximately $114,000 for the nine months ended March 31, 2000, to approximately $88,000 for the nine months ended March 31, 2001. The decrease in consulting service revenue is due to the phase out of the service line by the Company.

Selling, general and administrative expenses decreased to approximately $2,290,000 for the nine months ended March 31, 2001 from approximately $2,302,000 for the nine months ended March 31, 2000.

The Company reported a net loss of ($501,928) or ($0.06) per share in the nine months ended March 31, 2001, compared to a net loss of ($1,069,682) or ($0.14) per share in the nine months ended March 31, 2000. During the quarter ended March 31, 2001, the Company completed an analysis of its accrued disposal liability on a historical basis and recorded a reduction of the liability of $540,996 (see above discussion).

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had approximately $352,000 in cash and short-term investments. During the quarter ended March 31, 2001, cash used in operations was $82,000. On August 31, 2000, the Company significantly improved its working capital position through the completion of a private placement of 1,000,000 shares of its common stock for proceeds of $1,000,000.

Capital expenditures during the nine months ended March 31, 2001 were approximately $125,000 and consisted primarily of purchases of computers, computer software development and improvements to the Disposal Facility.

At March 31, 2001, total long-term debt outstanding was approximately $4,300 for the Company. Additionally, the Company analyzed the historical return results and the portion of the accrued disposal and deferred revenue not expected to be incurred within one year has been classified as long term liability at March 31, 2001, $215,336 and $26,113, respectively.

Sharps has incurred significant losses from operations since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current resources will be sufficient to fund operations through fiscal year 2001. However, if the Company is unable to achieve its projected sales or cash flows from operations, the Company may require additional financing to meet its operating cash flow needs. Management believes that it will be successful in raising such financing, if necessary; however there can be no assurance that the Company will be able to obtain financing on acceptable terms.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Sharps is involved in certain legal actions and claims arising in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on Sharps' consolidated financial position, results of operations or liquidity.


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   The following exhibit is filed as part of this report.

   EXHIBIT NO.   DESCRIPTION
   ----------    ---------------
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


                                    REGISTRANT:

                                    SHARPS COMPLIANCE CORP.

Dated: May 14, 2001                 By:: /s/ GARY L. SHELL
                                         ----------------------------
                                         Vice President and Chief
                                           Financial Officer

Dated: May 14, 2001                 By:: /s/ DR. BURT KUNIK
                                         ----------------------------
                                         President and Chief Executive Officer