Form 10KSB40
period 2001-06-30
SHARPS COMPLIANCE CORP
filed 2001-10-12
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to _______________.


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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for most recent fiscal year: $4,651,303

Aggregate market value of the voting stock held by non-affiliates computed by the closing stock price on October 10, 2001: $10,011,159

Number of shares outstanding of the issuer's Capital Stock as of October 10, 2001: 8,705,356


                      DOCUMENTS INCORPORATED BY REFERENCE:


Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on November 5, 2001 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

  ----------------------------------------------------------------------------
                             SHARPS COMPLIANCE CORP.

                               TABLE OF CONTENTS*
                          ANNUAL REPORT ON FORM 10-KSB
  ----------------------------------------------------------------------------


                                                                         Page
                                      PART I
     Item 1  Description of Business..................................    3
     Item 2  Description of Property..................................    9
     Item 3  Legal Proceedings........................................    9

                                      PART II

     Item 4  Market for Common Equity and Related Stockholder Matters.   11
     Item 5  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................   11

     Item 6  Financial Statements.....................................   13
     Item 7  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................   13


                                      PART III

     Item 8  Directors, Executive Officers, Promoters and Control
               Persons of the Registrant; Compliance with
               Section 16(a) of the Exchange Act......................   14
     Item 9  Executive Compensation...................................   14
     Item 10 Security Ownership of Certain Beneficial Owners and
               Management.............................................   14
     Item 11 Certain Relationships and Related Transactions...........   14
     Item 12 Exhibits and Reports on Form 8-K.........................   15

             Signatures...............................................   15


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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


The information presented herein is for Sharps Compliance Corp. ("Sharps") (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas, dba Sharps Compliance, Inc. ("SCI"), Sharps e-Tools.com, Inc. ("Sharps e-Tools"), and Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. ("Sharps Environmental Services") (collectively, "Sharps" or the "Company"). Sharps has its principal office located at 9050 Kirby Drive, Houston, Texas 77054.

On March 14, 2000, Sharps e-Tools.com, Inc., ("Sharps e-Tools"), a Delaware corporation, was formed as a wholly owned subsidiary of Sharps Compliance Corp. Sharps e-Tools was formed to provide a range of electronic solutions to improve profitability for the healthcare and hospitality industries, including employee centered training and education programs designed to facilitate compliance with federal, state and local regulations.

On April 18, 2000, Sharps Environmental Services, Inc., ("Sharps Environmental Services"), a Delaware corporation, was formed as a wholly owned subsidiary of Sharps Compliance Corp. Sharps Environmental Services to manage and assure that waste materials are properly handled through the disposal process.

PRODUCTS AND SERVICES

Sharps focuses on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include Sharps Disposal by Mail(TM) System, Pitch It(TM) IV Poles, Trip LesSystem(TM), Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

The Sharps Disposal by Mail(TM) System is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for Commercial (Healthcare and Non-Healthcare) and Retail industries. The Sharps Disposal by Mail(TM) System contains a securely sealed, leak and puncture resistant sharps container in several sizes; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters; a red bag for additional containment; and complete documentation and tracking manifest. When the container is full, the customer closes the sharps container, places it in the red bag, places it back inside the approved prepaid shipping carton and deposits the container with the mail carrier who sends the authorized shipping carton through the U.S. Postal Service routing to a municipally owned incinerator for destruction. Effective July 1, 2000, management and operation of the incinerator was assumed by Sharps Environmental Services. After destruction of the Sharps Disposal by Mail(TM) System, the Company sends verification of such destruction to the customer.

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

The Trip LesSystem(TM) is a solution for the home healthcare (commercial) industry that will free them from making unnecessary and more costly trips to the patient's home after treatment has been completed. The Trip LesSystem (TM) has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail(TM) System along with either (i) a prepaid pump return box using Federal Express or (ii) a Pitch It(TM) IV Pole system which Sharps manufactures, depending on the patient's therapy.

The Sharps e-Tools online services include SharpsTracer(TM), AssetTracer(TM) and ComplianceTrak. SharpsTracer(TM) is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer(TM) eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer(TM) allows its registered subscribers to effectively manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Sharps products or independently and includes management reporting for regulatory compliance, preventative maintenance, and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas and Panola County to manage and operate the Panola County Resources Recovery Facility, the municipally owned incinerator to which the Sharps Disposal by Mail (TM) System is mailed for destruction. The length of the agreement is three years, and Sharps is responsible for maintaining the facility as required by federal, state, local and/or regulatory agencies. Sharps Environmental Services will provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services will be the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents,
(iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail(TM) Systems and allows the Company to provide its proprietary SharpsTracer(TM) discussed above.

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

MARKETS

Sharps' target markets include the (Commercial Healthcare) Home Healthcare Industry and Dental, Veterinarian and Physician markets; (Commercial Non-Healthcare) Hospitality and Other industrial Markets; (Retail)- home self-injectors and other markets where the products and services may be bundled or cross sold to provide solutions to prospective customers. Sharps is involved in the mission to help separate the potentially infectious medical waste from the regular waste. The repeat order nature of our business and an infrastructure, which is a nationwide, has helped drive our growth. Sharps has remained flexible and responsive to its customer needs in industries that demand effective cost and logistical solutions, quick response and technological innovation.

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

Healthcare has intensified its focus on Homecare. Healthcare professionals are dealing with an aging population that has a continued demand for healthcare and they have to dispose of materials such as syringes, surgical supplies and other materials that come in contact with blood or other body fluids outside of medical care facilities. Sharps has created a system for the home healthcare industry that will free them from making unnecessary and more costly trips to the patient's home. In the home healthcare industry, Sharps has become part of the formulary for dealing with the disposal of the sharps encountered by the leading national homecare companies primarily because of the Trip LesSystem(TM), which makes the system cost effective.

Sharps has strategically placed its sales people around the U.S. to sell to the homecare market. Sharps sells its products and services to home health companies and their distributors. Sharps' goal is to obtain agreements with homecare companies to use its products and arrange for the distributor of choice of that homecare company to sell and deliver the product and services directly to the end user.

DENTISTS, VETERINARIANS AND PHYSICIANS. Sharps has made a presence within this healthcare market that has identified the usefulness of the Sharps Disposal by Mail(TM) System. Sharps' product has been demonstrated to be a perfect fit for these small volume waste generators. Sharps has grouped the dental, physician and veterinarian market together due to their similar model and duration usage.

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

HOSPITALITY AND OTHER INDUSTRIAL MARKETS. The third area of focus for Sharps is the Hospitality and other industrial markets. Because of Occupational Safety and Health Administration (OSHA) enhanced regulations, management believes that this market could be one of the largest growing segments for the company's products and services and will include hotels, restaurants and manufacturing sites. Sharps works with Ecolab, Inc. as its distributor to the industrial market. Ecolab has an extensive marketing program that includes 7,000 sales people. Ecolab markets to potential users of the Sharps Disposal by Mail (TM) System such as hotels, motels, resorts, schools, colleges, stadiums, daycare centers, planes, trains, cruise ships, casinos, supermarkets, distribution centers, business offices, restaurants, bars and clubs. Ecolab has a substantial impact in this market. Sharps has developed specialized versions of its Sharps Disposal by Mail(TM), which permit an institutional establishment to easily introduce the product. Sharps developed custom-designed cones, one used to collect contaminated sharps when discovered and a second used as a temporary receptacle by transient individuals who need to dispose of syringes.

Sharps' goal is to obtain agreements with large hospitality companies to use its products and services and arrange for its distributor to sell and deliver the products and services to the end user. In some instances, products and services may be directly sold to customers where exclusive agreements have not been entered into with strategic partners.

Sharps believes that certain segments of the Hospitality and other industrial markets provide additional opportunities for "bundling" and/or cross selling its e-Tools products along with the Sharps Disposal by Mail(TM) System. The Company believes that the segments within this market that experience high employee turnover and require initial and annual OSHA training would benefit from convenient, cost effective methods of education and training and tracking of employee training.

HOME SELF-INJECTORS A growing market is the home self-injector market. Approximately (three) 3 percent of the U.S. population, or individuals in one out of every 12 households, use sharps (syringes, needles, lancets, sutures, catheter needles, or any item that can puncture the skin) in the treatment of diabetes, multiple sclerosis, infertility, migraines, allergies and hemophilia, as well as infections diseases such as hepatitis and HIV. Certain states require used needles from home self injectors to be disposed as medical waste and not as regular garbage. A diabetic often requires numerous insulin injections. Sharps is actively marketing to the vast number of insulin injected diabetics, and this market is expected to grow over the next three to five years because modern dietary habits are leading to an increased number of diabetics and more people are being tested for the condition.

Sharps has entered into an agreement with Waste Management Inc. to have direct and indirect opportunities to bring its products to the home self-injectors.

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

HOME HEALTHCARE INDUSTRY

The Homecare target markets for Sharps are predominantly the home infusion provider and the home nursing agency with the first representing our primary target. There are approximately 4,500 sites in the US that provide Home Infusion Services including local, national and hospital based providers generating approximately 4.5 billion dollars in annual revenue. A Large percentage of the patients in this market are service by 20 large chains and affiliations, Sharps currently has a presence in the majority of these accounts. The 1999 statistics on home nursing agencies show 7,747 Medicare Certified Agencies employing 271,951 clinical FTE's. The home nursing market unlike the infusion market downsized after the Balance budget amendment of 1997. Sharps focus in the home nursing market is secondary to infusion do to the potential business per site but Sharps Mailback system could service their total needs. The company's sales force focuses mainly on these accounts. The sales force has been successful in starting new companies and getting additional compliance in existing companies contracts in these home care markets.

DENTIST, VETERINARIANS AND PHYSICIANS

1997 census figures supplied by the American Dental Association, the American Medical Association and the American Veterinary Association indicate that there are approximately 115,000 dentists, 600,000 physicians and 60,000 veterinarians in active practice in the U.S. The Company estimates that the large majority of these offices can be more than adequately serviced for its medical waste disposal needs by the Sharps by Mail product.


HOSPITALITY AND OTHER INDUSTRIAL MARKETS

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

HOME SELF-INJECTORS

The American Diabetes Association ("ADA") estimates there are approximately 15.7 million people or 5.9% of the population in the United States who have diabetes. Of the diagnosed cases, the ADA estimates 3.7 million need daily insulin injections to stay alive.

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


RESEARCH & DEVELOPMENT

The Company is seeking new applications for the Sharps Disposal by Mail (TM) System in many different areas since small quantity medical waste generators can be found in many industries. The Company is constantly looking into the development of new products to assist companies in complying with OSHA regulations for disposal of potentially infectious waste and attempting to reduce potential liability. The Company has dedicated a minimum amount of time and money toward research and development of alternative disposal and healthcare treatments, focusing on the acquisition of compatible product lines such as the "Pitch It" and "Pitch It Jr." disposable IV poles. The "Pitch It Sr." disposable IV pole, which is capable of holding a pump, was introduced in June 1999. Development of this new product was completed utilizing the services of the prospective manufacturer, which kept development costs to a minimum. The Company's research and development costs have not been material.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the years ended June 30, 2001 and 2000, four customers represented approximately 61% and 68% of revenues respectively. Four customers comprised approximately 58% (or $420,000) of the total accounts receivable balance at June 30, 2001 and 72% (or $568,000) at June 30, 2000. Sharps may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by (i) the contractual relationships with the end user of the products and reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and
(iii) the continued diversification of the Company's products and services.

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

MANUFACTURING

Manufacturing capabilities are key in the total solution offered by Sharps. Sharps can control quality, remain flexible and be responsive to its customer requirements. The technology required to participate in the various markets is key to being on the forefront of project design. Sharps manufactures certain products in Houston, Texas and can currently produce approximately 4,000 systems per day, per shift. Sharps currently operates one shift, and its manufacturing facility is approximately 15,000 square feet. The Company entered into a contract with Futura Medical Corporation making Sharps the exclusive purchaser of the high density polyethylene for the manufacture of certain one, two and three-gallon containers for sale to the Company's industrial and healthcare facilities, and diabetic patients.

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

BURN FACILITIES

Effective July 1, 2000, the Company entered into a multi-year agreement with the City of Carthage, Texas and Panola County to operate the Panola County Resource Recovery Facility ("PCRRF"). The Company is responsible for operating and maintaining the facility under compliance of all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. Sharps has received notification from the City of Carthage of various notices of violations which it has received from the Texas Natural Resource Conservation Commission (TNRCC). Management believes that the ultimate resolution of these matters will not have any material adverse effect on Sharps' consoliated financial position, results of operations or liquidity. The Company believes the operation of the facility is in compliance of all applicable federal, state, local and/or regulatory agency requirements as of October 10, 2001. The Company entered into an agreement with a secondary burn facility to provide services in the event the PCRRF is unavailable. The price negotiated with the secondary burn facility in some instances may be higher than primary pricing.

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

Management believes that the Company's current resources will be sufficient to fund operations through calendar year 2002

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

ITEM 3. LEGAL PROCEEDINGS

Sharps operates in a regulated industry and subject to routine and /or unannounced regulatory inspections. Sharps is a party to various legal actions and claims and regulatory actions arising in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on Sharps' consolidated financial position, results of operations or liquidity.

                                     PART II

ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION. During the two (2) years ended June 30, 2001, the Common Stock of the Company has been quoted on the NASD OTC Bulletin Board under the symbol "SCOM". The Company's Common Stock has had limited trading volume, averaging approximately 58,700 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.


                                                         COMMON STOCK

          FISCAL YEAR ENDED JUNE 30, 2000               HIGH        LOW
          -------------------------------              ------     -------
          First Quarter                                $ 3.00     $  .875
          Second Quarter                               $ 2.00     $ 1.03
          Third Quarter                                $ 2.88     $ 1.06
          Fourth Quarter                               $ 2.12     $  .75

          FISCAL YEAR ENDED JUNE 30, 2001
          -------------------------------
          First Quarter                                $ 1.437    $  .75
          Second Quarter                               $ 1.062    $  .50
          Third Quarter                                $  .968    $  .625
          Fourth Quarter                               $ 1.01     $  .45


          FISCAL YEAR ENDING JUNE 30, 2002
          --------------------------------
          First Quarter (through September 21, 2001)   $ 1.80     $  .62


STOCKHOLDERS: At September 21, 2001, there were 8,705,356 shares of Common Stock held by 258 holders of record. The last reported sale of the Common Stock on October 10, 2001, was $1.15 per share. The Company closed a Private Placement of 1.1 million shares of common stock on October 11, 2001, at price of $1.10 per share.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                       YEARS ENDED JUNE 30,
                                                   --------------------------
                                                          2001       2000
                                                   --------------------------
      Total revenues                                      100%       100%
      Costs and expenses:

         Cost of revenues                                 (50%)      (54%)
         Selling, general and administrative              (69%)      (75%)
         Depreciation and amortization                     (2%)       (3%)
                                                         ----       ----

      Total operating expenses                           (121%)     (132%)
                                                         ----       ----
      Operating loss                                      (21%)      (32%)
      Interest income, net                                  1%         1%
                                                         ----       ----
      Net loss                                            (20%)      (31%)
                                                         ====       ====

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

Revenues for fiscal 2001 increased 11% as compared to the prior year due to continued penetration of target markets and revenue growth in Sharps Disposal by Mail (TM) and Pitch It(TM) IV Pole systems. Year over year revenues increased by approximately $450,000 while cost of revenues narrowed to 50% of total revenues in 2001 compared to 54% in 2000. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

The change in costs of revenues was substantially due to a revaluation adjustment to our accrued disposal liability. During the year ended June 30, 2001, we completed an analysis of the accrued disposal liability based on a review of historical Sharps Disposal by Mail (TM)System return experience and recorded a reduction of the liability of $540,996.

Selling, general and administrative expenses declined as a percent of revenue to 69% in 2001 from 75% in 2000. The decline is due to increased sales and our ability to leverage the existing cost structure supporting the new growth. The decline in percentage was partially offset by increased stock based compensation charges in 2001 compared to 2000.

Our net loss from operations narrowed in 2001 from 2000 by approximately 25%, or approximately $320,000. This improvement is substantially due to the revaluation adjustment to our accrued disposal liability discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had approximately $345,000 in cash and short-term investments. Current liabilities exceeded current assets by approximately $144,000 at June 30, 2001. On October 11, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for gross proceeds of $1,210,000, which improved the Company's working capital position.

Capital expenditures during the year ended June 30, 2001 were approximately $133,000 and consisted of computers, computer software development, computer networking related equipment and tooling for manufactured products. The Company expects capital expenditures to generally continue at this level through fiscal year 2002.

At June 30, 2001, total long-term debt outstanding was $2,745. Additionally, the Company analyzed the historical return results for its Sharps Disposal by Mail
(TM) System and the portion of the accrued disposal obligation and deferred revenue not expected to be incurred within one year have been classified as long term liabilities of $253,518 and $40,396, respectively.

The Company expects to continue to incur substantial costs related to sales, marketing and administrative activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control, including the nature and timing of marketing and sale activities. Management believes that the Company's current resources will be sufficient to fund operations through December 2002. There can be no assurance that the Company will be able to obtain financing on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table sets forth selected quarterly information for 2001 and 2000. We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

                                                        -----------------------------------------------------------------------
                                                                            QUARTER          ENDED  2001
                                                        -----------------------------------------------------------------------
                                                         SEPTEMBER 30        DECEMBER 31         MARCH 31            JUNE 30
                                                        --------------     --------------      ------------      --------------
Total Revenues                                           $   989,673        $ 1,146,823        $ 1,182,787        $ 1,332,020
Costs of Revenues                                        $   536,229        $   724,610        $   209,599        $   862,579
Operating income (loss)                                  $  (289,094)       $  (416,204)       $   183,175        $  (478,052)
Net Income (loss)                                        $  (278,827)       $  (407,815)       $   184,714        $  (459,622)
Net Income (loss) per share                              $      (.04)       $     .(05)        $       .02        $      (.05)
Weighted average shares- basic and diluted                 7,952,531          8,626,444          8,626,444          8,647,123


                                                        -----------------------------------------------------------------------
                                                                            QUARTER          ENDED  2000
                                                        -----------------------------------------------------------------------
                                                         SEPTEMBER 30        DECEMBER 31         MARCH 31            JUNE 30
                                                        --------------     --------------      ------------      --------------

Total Revenues                                           $ 1,006,000        $ 1,029,000        $   958,372        $ 1,208.350
Costs of Revenues                                        $   595,000        $   576,000        $   551,824        $   546,205
Operating loss                                           $  (336,000)       $  (392,000)       $  (377,359)       $  (222,239)
Net loss                                                 $  (322,000)       $  (379,000)       $  (368,312)       $  (212,225)
Net loss per share                                       $      (.04)       $      (.05)       $      (.05)       $      (.03)
Weighted average shares- basic and diluted                 7,626,444          7,626,444          7,626,444          7,626,444


ITEM 6. FINANCIAL STATEMENTS

The financial statements of the Company and the related report of the Company's independent accountants thereon are included in this report and are referenced as pages F-1 to F-15.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the information under the caption "Management," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission ("SEC") relating to its Annual Meeting of Stockholders to be held on November 19, 2001.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 9. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions "Management" and "Executive Compensation" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 19, 2001.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information under the captions "Security Ownership of Management" and "Certain Beneficial Owners," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 19, 2001.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 19, 2001.

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

                                         REGISTRANT:

                                         SHARPS COMPLIANCE CORP


Dated: October 11, 2001                  By: /s/ BURTON J. KUNIK
                                             -----------------------------
                                             Dr. Burton J. Kunik, Chairman of
                                             the Board, President and Chief
                                             Executive Officer

                                         By: /s/ GARY L. SHELL
                                             ----------------------------
                                             Gary L. Shell, Vice President and
                                             Chief Financial Officer

                     SHARPS COMPLIANCE CORP. AND SUBSIDARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE

            CONSOLIDATED FINANCIAL STATEMENTS
               Report of Independent Public Accountants...........      F-2
               Consolidated Balance Sheets as of June 30, 2001
                 and 2000.........................................      F-3
               Consolidated Statements of Operations for the
                 Years Ended June 30, 2001 and 2000...............      F-4
               Consolidated Statements of Stockholders' Equity
                 (Deficit) for the Years Ended June 30, 2001 and
                 2000.............................................      F-5
               Consolidated Statements of Cash Flows for the
                 Years Ended June 30, 2001 and 2000...............      F-6
               Notes to Consolidated Financial Statements.........      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Sharps Compliance Corp.:

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


Houston, Texas
September 18, 2001 (except with respect to the matter discussed in Note 9, as to which the date is October 11, 2001)

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                                                        JUNE 30,
                                                                                         -------------------------------
                                                                                            2001                 2000
                                                                                         -----------         -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                             $   107,275         $   153,346
   Short-term investments                                                                    237,941              40,984
   Accounts receivable, net of allowance for doubtful accounts of
     $26,500 and $30,381, respectively                                                       709,274             778,643
   Inventory                                                                                 223,207             221,105
   Prepaids and other assets                                                                 149,740              96,831
                                                                                         -----------         -----------

             Total current assets                                                          1,427,437           1,290,909

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $226,907 and $134,793, respectively                                                     221,427             180,736

INTANGIBLE ASSETS, net of accumulated amortization
     of $60,735 and $40,489, respectively                                                     40,490              60,736

NOTE RECEIVABLE FROM STOCKHOLDER                                                             320,000             320,000

OTHER ASSETS                                                                                  11,695                 --
                                                                                         -----------         -----------

             Total assets                                                                $ 2,021,049         $ 1,852,381
                                                                                         ===========         ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Accounts payable                                                                      $   560,954         $   354,538
   Accrued liabilities                                                                       131,948             129,087
   Accrued disposal costs                                                                    662,632           1,371,193
   Deferred revenue                                                                           85,843                --
   Current maturities of notes payable                                                       129,299              64,718
                                                                                         -----------         -----------

             Total current liabilities                                                     1,570,676           1,919,536

LONG TERM ACCRUED DISPOSAL COSTS, net of current portion                                     253,518                --

LONG TERM DEFERRED REVENUE, net of current portion                                            40,396                --
NOTES PAYABLE, net of current maturities                                                       2,745               8,780
                                                                                         -----------         -----------

             Total liabilities                                                             1,867,335           1,928,316


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
        -0- shares issued and outstanding                                                         --                  --
   Common stock, $.01 par value per share; 20,000,000 shares authorized;
        8,705,356 and 7,626,444 shares issued and outstanding, respectively                   87,053              76,264
   Additional paid-in capital                                                              5,572,598           4,392,188
   Accumulated deficit                                                                    (5,505,937)         (4,544,387)
                                                                                         -----------         -----------

             Total stockholders' equity (deficit)                                            153,714             (75,935)
                                                                                         -----------         -----------

             Total liabilities and stockholders' equity (deficit)                        $ 2,021,049         $ 1,852,381
                                                                                         ===========         ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED JUNE 30,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
REVENUES:
   Sales, net                                      $ 4,466,079      $ 4,051,598
    Consulting services and other                      185,224          150,124
                                                   -----------      -----------

        Total revenues                               4,651,303        4,201,722

COSTS AND EXPENSES:
   Cost of revenues                                  2,332,475        2,269,029
   Selling, general and administrative               3,206,643        3,168,543
   Depreciation and amortization                       112,360           91,748
                                                   -----------      -----------

        Operating loss                              (1,000,175)      (1,327,598)

INTEREST INCOME                                         44,910           47,536

INTEREST EXPENSE                                        (6,285)          (1,475)
                                                   -----------      -----------

        Net loss                                   $  (961,550)     $(1,281,537)
                                                   ===========      ===========

BASIC AND DILUTED NET LOSS

PER SHARE                                          $      (.11)     $      (.17)
                                                   ===========      ===========

SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                        8,461,986        7,626,444
                                                   ===========      ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             COMMON STOCK                    ADDITIONAL
                                                                   --------------------------------           PAID- IN
                                                                      SHARES               AMOUNT              CAPITAL
                                                                   -----------------------------------------------------
BALANCE, June 30, 1999                                               7,626,444          $    76,264          $ 4,370,886
   Stock based compensation and
     amortization of deferred compensation                                --                   --                 21,302
   Net loss                                                               --                   --                   --
                                                                   -----------          -----------          -----------

BALANCE, June 30, 2000                                               7,626,444               76,264            4,392,188
   Issuance of common stock for services provided                       78,912                  789               52,704
   Issuance of common stock for cash                                 1,000,000               10,000              990,000
   Issuance of options for services provided                              --                   --                137,706
   Net loss                                                               --                   --                   --
                                                                   -----------          -----------          -----------

BALANCE, June 30, 2001                                               8,705,356          $    87,053          $ 5,572,598
                                                                   ===========          ===========          ===========


                                                                                                               TOTAL
                                                                     DEFERRED           ACCUMULATED         STOCKHOLDERS'
                                                                   COMPENSATION           DEFICIT          EQUITY (DEFICIT)
                                                                  ---------------------------------------------------------
BALANCE, June 30, 1999                                             $   (11,000)         $(3,262,850)         $ 1,173,300
   Stock based compensation and
     amortization of deferred compensation                              11,000                 --                 32,302
   Net loss                                                               --             (1,281,537)          (1,281,537)
                                                                   -----------          -----------          -----------

BALANCE, June 30, 2000                                                    --             (4,544,387)             (75,935)
   Issuance of common stock for services provided                         --                   --                 53,493
   Issuance of common stock for cash                                      --                   --              1,000,000
   Issuance of options for services provided                              --                   --                137,706
   Net loss                                                               --               (961,550)            (961,550)
                                                                   -----------          -----------          -----------

BALANCE, June 30, 2001                                             $      --            $(5,505,937)         $   153,714
                                                                   ===========          ===========          ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED JUNE 30,
                                                                             -------------------------------
                                                                                 2001                2000
                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (961,550)        $(1,281,537)
  Adjustments to reconcile net loss to net cash
     used in operating activities-
     Depreciation and amortization                                               112,360              91,748
     Stock based compensation and amortization
       of deferred compensation                                                  191,199              32,302
     Changes in operating assets and liabilities-
        Decrease (increase) in accounts receivable                                69,369            (304,941)
        Increase in inventory                                                     (2,102)            (88,939)
        Increase in prepaids and other assets                                    (64,604)            (13,688)
        Increase  in accounts payable and
          accrued liabilities                                                    209,277             173,106
        Increase (decrease) in accrued disposal costs                           (455,043)            298,411
        Increase in deferred revenue                                             126,239                --
                                                                             -----------         -----------

    Net cash used in operating activities                                       (774,855)         (1,093,538)
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (132,805)            (63,176)
  Sales of short-term investments                                                317,001           5,535,332
  Purchases of short-term investments                                           (513,958)         (4,276,316)
                                                                             -----------         -----------

      Net cash provided by (used in) investing activities                       (329,762)          1,195,840
                                                                             -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                     1,000,000                --
  Payments on notes payable                                                     (111,141)            (28,661)
  Borrowings on notes payable                                                    169,687              64,253
                                                                             -----------         -----------

      Net cash provided by (used in) financing activities                      1,058,546              35,592
                                                                             -----------         -----------



NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS:                                                                  (46,071)            137,894


CASH AND CASH EQUIVALENTS,
    beginning of year                                                            153,346              15,452
                                                                             -----------         -----------

CASH AND CASH EQUIVALENTS, end of year                                       $   107,275         $   153,346
                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
    Cash paid for interest                                                   $     6,285         $     1,388
                                                                             ===========         ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2001


1. ORGANIZATION AND BACKGROUND:

ORGANIZATION

The accompanying consolidated financial statements include the accounts of Sharps Compliance Corp. (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas, dba Sharps Compliance, Inc., Sharps e-Tools.com, Inc. ("Sharps e-Tools"), and Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. (collectively, "Sharps" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

Sharps focuses on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include Sharps Disposal by Mail(TM) System, Pitch It(TM) IV Poles, Trip LesSystem(TM), Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

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

Prior to July 1, 2000, Sharps recorded accrued disposal costs for both postage and incineration based on the number of Sharps Disposal by Mail(TM) Systems sold that management estimated would eventually be returned for incineration. However, for sales subsequent to June 30, 2000, Sharps accrues only for estimated postage costs as the Company assumed operation of the Disposal Facility effective July 1, 2000. For sales subsequent to June 30,
2000, deferred revenue is recorded for non-refundable payments received for which the incineration services have not been performed and incineration costs are expensed as incurred. Sharps estimates returns of the Sharps
Disposal by Mail(TM) Systems based on historical experience. The amount and timing of accrued disposal costs are adjusted prospectively for revisions in the estimated disposal costs and return rate, if any. Depending upon the experience of Sharps, such revisions could be significant. During the year ended June 30, 2001, the Company completed an analysis of its accrued disposal liability on a historical basis and recorded a reduction of the liability of $540,996, which has been reflected as a reduction to cost of revenues in the accompanying consolidated Statement of Operations. Further, as of June 30, 2001, the Company has reclassified a portion of its disposal liability as long-term, based on historical experience and management's estimate of when returns of the Sharps Disposal by Mail System will occur. During the years ended June 30, 2001 and 2000, the Company accrued $745,420 and $788,075, respectively, for estimated disposal costs and funded $659,467 and $489,664, respectively, of actual disposal costs. Disposal costs are included in cost of revenue in the accompanying consolidated financial statements.

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

The Trip LesSystem(TM) is a solution for the home healthcare (commercial) industry that will free them from making unnecessary and more costly trips to the patient's home after treatment has been completed. The Trip LesSystem (TM) has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail(TM) System along with either (i) a prepaid pump return box using Federal Express or (ii) a Pitch It(TM) IV Pole system which Sharps manufactures, depending on the patient's therapy.

The Sharps e-Tools online services include SharpsTracer(TM), AssetTracer(TM) and ComplianceTrak. SharpsTracer(TM) is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer(TM) eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer(TM) allows its registered subscribers to effectively manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Sharps products or independently and includes management reporting for regulatory compliance, preventative maintenance, and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas and Panola County to manage and operate the Panola County Resources Recovery Facility, the municipally owned incinerator to which the Sharps Disposal by Mail (TM) System is mailed for destruction. The length of the agreement is three years, and Sharps is responsible for maintaining the facility as required by federal, state, local and/or regulatory agencies. Sharps Environmental Services will provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services will be the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents,
(iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail(TM) Systems and allows the Company to provide its proprietary SharpsTracer(TM) discussed above.

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

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the years ended June 30, 2001 and 2000, four customers represented approximately 61% and 68% of revenues, respectively. Four customers comprised approximately 58% (or $420,000) of the total accounts receivable balance at June 30, 2001 and 72% (or $568,000) at June 30, 2000. Sharps may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by (i) the contractual relationships with the end user of the products and reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and services and (iii) the Company's continued diversification of its products and services.

Sharps continues to sole-source each of its transportation and software development functions. Sharps may be affected by its dependence on the suppliers of these functions. Management believes the risk is mitigated by the long-standing business relationships with and reputations of Sharps' suppliers. Although there are no assurances with regard to the continued future business associations after expirations of certain agreements between Sharps and its suppliers, management believes that alternative sources would be available at similar costs due to the generic nature of the products and services offered

Sharps has incurred cumulative losses since its inception and has a working capital deficit at June 30, 2001. Sharps expects to continue to incur substantial costs related to sales, marketing and administrative activities. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate sufficient revenue levels to support operations. The future success of Sharps is dependent upon many factors, including continuity of current management, environmental and governmental regulation, continuity of its license agreements, maintaining an agreement with an incineration facility, successful completion of its product development activities, the identification and penetration of markets for its products and services and obtaining funds necessary to complete these activities. If Sharps is unable to achieve its fiscal year 2002 projected results of operations, or if the actual return of mail disposal systems exceeds those estimated by management, additional financing may be required to fund Sharps' operations. Management believes Sharps' current resources will be sufficient to fund operations through December 2002. There can be no assurance that the Company will be able to obtain financing on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

INTANGIBLE ASSETS

Intangible assets consist of costs related to two patents acquired in June 1998. The patents are being amortized over their estimated useful lives of five years. During each of the years ended June 30, 2001 and 2000, the Company recorded amortization expense of $20,246. Accumulated amortization at June 30, 2001 and 2000 was $60,735 and $40,489, respectively.

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

Revenue associated with the incineration of third party materials and consulting services are recognized as services are provided.

SHIPPING AND HANDLING FEES AND COSTS

The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates.

Specifically, Sharps has estimated the cost and related liability for postage and incineration costs associated with the mail-back of full sharps containers for disposal. These estimates are based on Sharps' experience to date and are reflected in accrued disposal costs and deferred revenue on the accompanying consolidated balance sheets. Future results may differ from these estimates.

RECLASSIFICATION

Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the presentation for 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Sharps is required to adopt SFAS 142 effective July 1, 2002. Management is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial condition.

3. NOTE RECEIVABLE FROM STOCKHOLDER:

Sharps has a $320,000 personal, full recourse note receivable with a stockholder and officer of Sharps. The note, as amended, bears interest at
8.0 percent with principal and accrued but unpaid interest due in November 2002. At June 30, 2001 and 2000, approximately $-0- and $16,000, respectively, of accrued interest was recorded under the note. Because interest payments have not been made in accordance with the agreement, outstanding accrued interest for 2001 and 2000 has been recorded as compensation expense.

4. PROPERTY AND EQUIPMENT:

At June 30, 2001 and 2000, property and equipment consisted of the following:

                                                                    JUNE 30,
                                                            --------------------------
                                            USEFUL LIFE         2000           2000
                                            ------------    -----------    -----------
     Furniture and fixtures                 3 to 5 years    $    32,819    $    32,819
     Equipment                              5 years             114,350        114,350
     Computers and software                 3 to 5 years        223,183        137,602
     Automobiles                            5 years              30,758         30,758
                                                            -----------    -----------
                                                                448,334        315,529
     Less - Accumulated depreciation                           (226,907)      (134,793)
                                                            -----------    -----------

           Net property and equipment                       $   221,427    $   180,736
                                                            ===========    ===========

5. NOTES PAYABLE:

The Company has a promissory note to finance the purchase of an automobile which bears interest at 7.75 percent. The note matures in October 2002, is due in monthly installments and is secured by the automobile. The balance outstanding on the note at June 30, 2001 and 2000, was $8,782 and $14,808, respectively.

The Company finances certain of its insurance premiums through a note payable with a finance company. The note payable bears interest at approximately 7.74 percent, and interest and principal are due monthly through May 2002. The balance outstanding on the note payable at June 30, 2001 and 2000, was $123,262 and $58,690, respectively.

Future maturities on notes payable as of June 30, 2001, are as follows:


                   YEAR ENDING JUNE 30-

                            2002           $129,299
                            2003              2,745
                                           --------

                                           $132,044
                                           ========

6. INCOME TAXES:

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended June 30, 2001 and June 30, 2000, is as follows:


                                                     YEARS ENDED JUNE 30,
                                                  --------------------------
                                                    2001              2000
                                                  --------         ---------

           Statutory rate                           (34.0)%          (34.0)%
           State income taxes, net                   (2.8)            (2.8)
           Meals and entertainment                    1.8              3.0
           Increase in valuation allowance           35.0             33.8
                                                  -------          -------

                                                      --%              --%
                                                  =======          =======

Significant components of Sharps' net deferred tax asset at June 30, 2001 and 2000 are as follows:

                                                      YEARS ENDED JUNE 30,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
Deferred tax assets relating to-
   Net operating loss carryforwards                $ 3,461,630      $ 3,247,843
   Accrued disposal costs and deferred revenue         385,684          319,625
   Deferred compensation                                80,421           29,702
   Accounts receivable reserve                           9,805           11,241
                                                   -----------      -----------
                Total deferred tax assets            3,937,540        3,608,411

Deferred tax liability relating to-
   Cash to accrual adjustment                             --             (4,814)

Deferred tax valuation allowance                    (3,937,540)      (3,603,597)
                                                   -----------      -----------

                Net deferred tax asset             $      --        $      --
                                                   ===========      ===========


At June 30, 2001, Sharps had net operating loss carryforwards for federal income tax purposes of approximately $9.4 million, of which approximately $5.6 million was acquired in an acquisition which occurred in February 1998. Sharps' ability to utilize these net operating losses to reduce future taxable income may be limited upon a change of ownership and amounts of separate Company taxable income, as defined by the Internal Revenue Code. The carryforwards will begin to expire in 2008 if not otherwise used. A valuation allowance has been established to fully offset the Company's deferred tax assets due to the Company's history of losses since inception. The valuation allowance relates primarily to Sharps' net losses. Sharps has not made any income tax payments since inception.

7. STOCKHOLDERS' EQUITY:

COMMON STOCK

On August 31, 2000, the Company completed a private placement of 1,000,000 unregistered shares of its common stock for proceeds of $1,000,000.

1993 STOCK PLAN

Sharps sponsors the 1993 Stock Plan ("the Plan") covering employees, consultants and non-employee directors. The Plan, as amended, provides for the granting of options, either incentive or nonstatutory, to purchase up to 2,000,000 shares of Sharps' common stock. Options granted vest over a period of up to four years. Options expire five to seven years after the date of grant.

SFAS No. 123 "Accounting for Stock-Based Compensation," allows companies to adopt one of two methods for accounting for stock options. Sharps has elected the method that requires disclosure of stock based compensation only. Because of this election, Sharps continues to account for its employee stock-based compensation plan under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and the related interpretations. Accordingly, deferred compensation is recorded for stock based compensation grants based on the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock based compensation grant, generally three to four years. If the exercise price of the stock based compensation grants is equal to the estimated fair value of Sharps' stock on the date of the grant, no compensation expense is recorded. During the years ended June 30, 2001 and 2000, no options were issued to employees at below fair value, and accordingly, no compensation cost was recognized.

Sharps records the fair value of options issued to non-employee consultants at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists. During the year ended June 30, 2001, expense of $137,706 was recorded for option grants to non-employees that were fully vested at the date of the grant and for which no further performance obligation exists. The expense has been recorded in selling, general and administrative expense in the accompanying consolidated financial statements.

A summary of the activity of the Plan during the years ended June 30, 2001 and 2000, is presented in the table below:

                                                                     WEIGHTED
                                                 OPTIONS             AVERAGE
                                               OUTSTANDING        EXERCISE PRICE
                                              -------------      ---------------
          Balance, June 30, 1999                  114,307         $     2.74
             Granted                              367,500               1.23
             Forfeited or Canceled                (61,667)              1.45
                                               ----------
          Balance, June 30, 2000                  420,140               1.61
             Granted                              725,000                .51
             Forfeited or Canceled                (70,000)              1.03
                                               ----------
          Balance, June 30, 2001                1,075,140                .91
                                               ==========

          Exercisable at June 30, 2001            549,314               1.10
                                               ==========

The weighted average fair values of options granted during the years ended June 30, 2001 and 2000 were $.43 and $.66, respectively. As of June 30, 2001 and 2000, there were 924,860 options and 579,860 options, respectively, available for grant under the Plan.

The following table summarizes information about stock options outstanding as of June 30, 2001:

                         OPTIONS OUTSTANDING                                                    OPTIONS EXERCISABLE
  ----------------------------------------------------------------------------        ------------------------------------
                                               WEIGHTED
                                               AVERAGE             WEIGHTED                                    WEIGHTED
   RANGE OF            OUTSTANDING            REMAINING            AVERAGE               EXERCISABLE           AVERAGE
   EXERCISE               AS OF              CONTRACTUAL           EXERCISE                 AS OF              EXERCISE
    PRICE             JUNE 30, 2001        LIFE (IN YEARS)          PRICE               JUNE 30, 2001           PRICE
  ----------         ---------------      -----------------      -------------        ----------------      -------------
$.51- $1.00               817,500                6.60               $0.58                  368,337              $0.56
      $1.38               152,500                5.00                1.38                   75,837               1.38
$2.25-$3.02               105,140                2.78                2.80                  105,140               2.80
                        ---------                                                          -------
                        1,075,140                                    0.91                  549,314               1.10
                        =========                                                          =======

Pursuant to the provisions of SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for the fiscal year 2001 and 2000 grants: risk-free rates of return ranging from 5.86 percent to 6.00 percent; expected annual dividend rate of -0-; expected life of five to seven years; and volatility ranging from 53.5 percent to 96.9 percent. Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123, Sharps' net loss would have been increased to the following pro forma amounts:

                                                  YEARS ENDED JUNE 30,
                                             -------------------------------
                                                 2001               2000
                                             ------------       ------------
              Net Loss
                 As reported                 $  (961,550)       $ (1,281,537)
                                             ===========        ============
                 Proforma                    $(1,049,016)       $ (1,319,281)
                                             ===========        ============

              Basic and diluted EPS
                 As reported                 $      (.11)       $      (.17)
                                             ===========        ===========
                 Proforma                    $      (.12)       $      (.17)
                                             ===========        ===========

8. COMMITMENTS AND CONTINGENCIES:

LITIGATION

Sharps operates in a regulated industry and subject to routine and /or unannounced regulatory inspections. Sharps has received notification from the City of Carthage of various notices of violations which it has received from the Texas Natural Resource Conservation Commission (TNRCC). Management believes that the ultimate resolution of these matters will not have any material adverse effect on Sharps' consolidated financial position, results of operations or liquidity.

Sharps is also a party to various legal actions and claims arising in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on Sharps' consolidated financial position, results of operations or liquidity.

DISTRIBUTOR AGREEMENTS

Sharps has an agreement with a supplier for Sharps to be the exclusive domestic distributor of certain of the supplier's medical waste containers. The agreement provides for automatic renewals for two-year periods, unless either party provides notice of termination to the other within 90 days prior to the expiration of the then current term. Exclusivity rights will lapse unless annual non-guaranteed purchase volumes are met.

SALES REPRESENTATION AGREEMENT

Sharps has a sales representation agreement with a sales agency for promotion of the Sharps Disposal by Mail(TM) System exclusively in the veterinary market. The agreement is for a two-year period with automatic two-year renewal periods, unless either party notifies the other 90 days prior to expiration of the current period of its intent to terminate. The agreement further specifies a
15.0 percent commission on net sales as defined in the agreement. Commission expense related to this agreement was $5,847 and $5,383 for the years ended June 30, 2001 and 2000, respectively.

OPERATING LEASES

Sharps leases office space and equipment under certain operating lease agreements, which expire at various dates through March 2004. Rent expense for the years ended June 30, 2001 and 2000 were $68,671 and $70,534, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2001, are as follows:


                  YEAR ENDING JUNE 30-
                           2002            $ 68,671
                           2003              10,570
                           2004               3,966
                                           --------

                                           $ 83,207
                                           ========


9. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT:

On October 11, 2001, the Company completed a private placement of 1,100,000 unregistered shares of its common stock for net proceeds of approximately $1.2 million.