Form 10QSB
period 2001-09-30
SHARPS COMPLIANCE CORP
filed 2001-11-14
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001


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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/
No / /

Number of shares outstanding of the issuer's Capital Stock as of November 11, 2001: 9,805,356


Transitional Small Business Disclosure Format (check one): Yes / / No /x/

                   SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX
                                                                     PAGE
      PART I  FINANCIAL INFORMATION

      Item 1. Financial Statements


            Condensed Consolidated Balance Sheets
               -September 30, 2001 (Unaudited) and
               June 30, 2001...........................................3
            Unaudited Condensed Consolidated
               Statements of Operations -
               For the three months ended September 30,
               2001 and 2000...........................................4
            Unaudited Condensed Consolidated
               Statements of Cash Flows -
               For the three months ended September
               30, 2001 and 2000.......................................5
            Notes to Unaudited Condensed  Consolidated
               Financial Statements ...................................6

      Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................7

      PART II OTHER INFORMATION

      Item 1.  Legal Proceedings.......................................9

      Item 6.  Exhibits and Reports on Form 8-K........................9

      SIGNATURE.......................................................10

PART I      FINANCIAL INFORMATION

ITEM 1......FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,           JUNE 30,
                               ASSETS                                              2001                  2001
                                                                                -----------          -----------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ...........................................         $   144,365          $   107,275
  Short-term investments ..............................................             194,510              237,941
  Accounts receivable, net ............................................             628,168              709,274
  Inventory ...........................................................             243,594              223,207
  Prepaids and other ..................................................             119,183              149,740
                                                                                -----------          -----------

             Total current assets .....................................           1,329,820            1,427,437

PROPERTY AND EQUIPMENT, net ...........................................             227,349              221,427

INTANGIBLE ASSETS, net ................................................              35,429               40,490

NOTE RECEIVABLE FROM STOCKHOLDER ......................................             320,000              320,000

OTHER ASSETS ..........................................................              18,095               11,695
                                                                                -----------          -----------

             Total assets .............................................         $ 1,930,693          $ 2,021,049
                                                                                ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable ....................................................         $   533,056          $   560,954
  Accrued liabilities .................................................             187,042              131,948
  Current portion of accrued disposal costs ...........................             720,832              662,632
  Current portion of deferred revenue .................................              97,274               85,843
  Current maturities of notes payable .................................              79,995              129,299
                                                                                -----------          -----------
             Total current liabilities ................................           1,618,199            1,570,676

LONG TERM ACCRUED DISPOSAL COSTS, net of current portion ..............             272,127              253,518
LONG TERM DEFERRED REVENUE, net of current portion ....................              45,776               40,396
NOTES PAYABLE, net of current maturities ..............................               1,164                2,745
                                                                                -----------          -----------

             Total liabilities ........................................           1,937,266            1,867,335


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value per share; 1,000,000 shares authorized;
       -0- shares issued and outstanding ..............................                  --                   --
  Common  stock, $.01 par value per share; 20,000,000 shares authorized;
       8,705,356 shares issued and outstanding ........................              87,053               87,053
  Additional paid-in capital ..........................................           5,572,598            5,572,598
  Accumulated deficit .................................................          (5,666,224)          (5,505,937)
                                                                                -----------          -----------

             Total stockholders' equity (deficit) .....................              (6,573)             153,714
                                                                                -----------          -----------

             Total liabilities and stockholders' equity (deficit) .....         $ 1,930,693          $ 2,021,049
                                                                                ===========          ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 FOR THE THREE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                       ----------------------------------------
                                                                          2001                         2000
                                                                       -----------                  -----------
REVENUES:
    Distribution, net ..................................               $ 1,495,758                  $   948,125
    Environmental ......................................                   203,356                        6,547
    Consulting services ................................                     3,296                       35,001
                                                                       -----------                  -----------
          Total revenues ...............................                 1,702,410                      989,673


COSTS AND EXPENSES:

    Cost of revenues ...................................                 1,144,177                      536,229
    Selling, general and administrative ................                   698,782                      717,199
    Depreciation and amortization ......................                    32,190                       25,339
                                                                       -----------                  -----------
          Operating loss ...............................                  (172,739)                    (289,094)

INTEREST INCOME, net ...................................                    12,452                       10,267
                                                                       -----------                  -----------
          Net loss .....................................               $  (160,287)                 $  (278,827)
                                                                       ===========                  ===========

BASIC AND DILUTED NET LOSS PER SHARE ...................               $      (.02)                 $      (.04)
                                                                       ===========                  ===========

SHARES USED IN COMPUTING NET LOSS PER
    SHARE, BASIC AND DILUTED ...........................                 8,705,356                    7,952,531
                                                                       ===========                  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE THREE MONTHS
                                                                                       ENDED SEPTEMBER 30,
                                                                               -----------------------------------
                                                                                  2001                     2000
                                                                               -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................................        $  (160,287)            $  (278,827)
   Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities-
    Depreciation and amortization .....................................             32,190                  25,339
   Changes in operating assets and liabilities-
    (Increase) decrease in accounts receivable ........................             81,106                  (5,425)
    (Increase) decrease in inventory ..................................            (20,387)                 21,658
    (Increase) decrease in prepaids and other  assets .................             24,157                 (12,390)
    Increase  in accounts payable and
          accrued liabilities .........................................             27,196                  95,758
    Increase in accrued disposal costs ................................             76,809                   3,397
    Increase in deferred revenue ......................................             16,811                  43,909
                                                                               -----------             -----------
     Net cash provided by (used in) operating activities ..............             77,595                (106,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ................................            (33,051)                (61,818)
   Sales of short-term investments ....................................             50,000                  40,984
   Purchases of short-term investments ................................             (6,569)               (500,000)
                                                                               -----------             -----------
      Net cash provided by (used in) investing activities .............             10,380                (520,834)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable ..........................................            (50,885)                (20,140)
   Issuance of common stock ...........................................                 --               1,000,000
                                                                               -----------             -----------
      Net cash provided by (used in) financing activities .............            (50,885)                979,860
                                                                               -----------             -----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS ........................................................             37,090                 352,445
CASH AND CASH EQUIVALENTS, beginning of period ........................            107,275                 153,346
                                                                               -----------             -----------
CASH AND CASH EQUIVALENTS, end of period ..............................        $   144,365             $   505,791
                                                                               ===========             ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

1.    ORGANIZATION AND BUSINESS:

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

BUSINESS

Sharps focuses on developing cost-effective, logistical and educational solutions for healthcare, hospitality and residential markets. These solutions include the Sharps Disposal by Mail(TM) System, Trip LesSystem(TM), Pitch It(TM) IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

Waste generators who use the Sharps Disposal by Mail (TM) System are responsible for mailing the systems to the Panola County Resource Recovery Facility (the "Disposal Facility") for incineration. Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas and Panola County (collectively, the "City") to manage and operate the Disposal Facility. The length of the agreement is three years, and Sharps is responsible for maintaining the Disposal Facility as required by federal, state, local and/or regulatory agencies. Prior to July 1, 2000, Sharps paid the City to perform the incineration services. Sharps is also responsible for paying the postage costs associated with the Sharps Disposal by Mail (TM) System being mailed to the Disposal Facility by the waste generators.

Prior to July 1, 2000, Sharps recorded accrued disposal costs for both postage and incineration based on the number of Sharps Disposal by Mail(TM) Systems sold that management estimated would eventually be returned for incineration. However, for sales subsequent to June 30, 2000, Sharps accrues only for estimated postage costs as the Company assumed operation of the Disposal Facility effective July 1, 2000. For sales subsequent to June 30, 2000, deferred revenue is recorded for non-refundable payments received for which the incineration services have not been performed, and incineration costs are expensed as incurred. The amount deferred is based on objective evidence of the value of the services not performed. Sharps estimates returns of the Sharps Disposal by Mail(TM) Systems based on historical experience. The amount and timing of accrued disposal costs are adjusted prospectively for revisions in the estimated disposal costs and return rate, if any. Depending upon the experience of Sharps, such revisions could be significant. As of September 30, 2001, the Company has reclassified a portion of its disposal liability as long-term, based on historical experience and management's estimate of when returns of the Sharps Disposal by Mail System will occur. During the three months ended September 30, 2001 and 2000, the Company accrued $228,915 and $176,977, respectively, for estimated disposal costs and funded $152,106 and $173,580, respectively, of actual disposal costs.

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

Sharps has incurred significant losses from operations since its inception and has a working capital deficit at September 30, 2001. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate sufficient revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, maintaining an agreement with a disposal facility, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. On October 12, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for net proceeds of $1.2 million. Management believes that the Company's current resources, including its October private placement proceeds, will be sufficient to fund operations through at least fiscal year 2002.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2001, the results of its operations for the three months ended September 30, 2001 and 2000, and its cash flows for the three months ended September 30, 2001 and 2000. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company's fiscal year beginning July 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

In August 2001, the FASB Issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". The FASB's new rules on asset impairment supersede SFAS No. 121. "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" and will be effective for the Company's fiscal year beginning July 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.


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

GENERAL

The Company's total revenues were approximately $1.7 million for the quarter ended September 30, 2001, compared to revenue of approximately $1.3 million for the quarter ended June 30, 2001, for an increase of $370,000. The increase in revenue is attributed primarily to the increased acceptance of the Company's Sharps Disposal by Mail System with the addition of one new distributor in the homecare market and entering the retail market by adding three new distributors to service the residential customer. Additionally, revenues increased for Environmental (Incinerator Services) due to a short-term service contract with a third party.

Cost of Revenue increased 2% (as a percentage of revenue) during the quarter ended September 30, 2001 compared to the quarter ended June 30, 2001. The increase is due to operational inefficiencies and incremental costs associated with a short-term service contract for Incinerator Services with a third party.

Selling, general and administrative expenses decreased approximately $217,000 in the quarter ended September 30, 2001 compared to the quarter ended June 30, 2001. The reduction of expenses is a result of overhead cost restructuring initiatives and the timing of expenses. Further, during the quarter ended June 30, 2001 an expense of $138,000 was recorded for option grants to non-employees.

The Company reported a net loss of ($160,287) or ($0.02) per share in the quarter ended September 30, 2001, compared to a net loss of ($459,622) or ($0.05) per share in the quarter ended June 30, 2001.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2001 and 2000.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         2001             2000
                                                      ---------        ---------
   Net revenues ................................           100%            100%
   Costs and expenses:
      Cost of revenues .........................           (67%)           (54%)
      Selling, general and administrative ......           (41%)           (72%)
      Depreciation and amortization ............            (2%)            (3%)
                                                      ---------        ---------
   Total operating expenses ....................          (110%)          (129%)
                                                      ---------        ---------
        Loss from operations ...................           (10%)           (29%)
   Total other income ..........................             1%              1%
                                                      ---------        ---------
   Net loss ....................................            (9%)           (28%)
                                                      =========        =========


QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

The Company's distribution revenues were approximately $1.5 million for the quarter ended September 30, 2001, compared to revenues of approximately $948,000 for the quarter ended September 30, 2000. The increase in revenue is attributed primarily to the increased acceptance of the Company's Sharps Disposal by Mail System with the addition of one new distributor in the homecare market and entering the retail market by adding three new distributors to service the residential customer. Also, revenue for the quarter ended September 30, 2000 was low due to fluctuations between periods based upon the timing and level of sales to distributors.

Incinerator Services revenue was approximately $203,000 for the quarter ended September 30, 2001 compared to $6,500 for the quarter ended September 30, 2000. The increase was due to a short-term service contract with a third party that ended in September 2001. Additionally, the period ended September 30, 2000 was the first period of operation of the Disposal facility by the Company.

Cost of Revenue increased 13% (as a percentage of revenue) during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. The increase is due to operational inefficiencies and incremental costs associated with a short-term service contract with a third party for Incinerator Services and higher shipping costs.

Selling, general and administrative expenses decreased to approximately $699,000 (or 41% of revenue) for the quarter ended September 30, 2001 from $717,000 (or 72% of revenue) for the quarter ended September 30, 2000. The $18,000 decrease is a result of overhead cost restructuring initiatives.

The Company narrowed the net loss from operations from 2000 to 2001 by approximately $118,000, or 43%. This improvement is a result of continued revenue growth of the Sharps Disposal by Mail(TM) Systems and increased incinerator services revenue, which was partially offset by an increase in cost of revenue, primarily related to incineration activities with third parties and higher shipping costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had approximately $339,000 in cash and short-term investments and current assets were exceeded by current liabilities by approximately $288,000. On October 12, 2001, the Company significantly improved its working capital position through the completion of a private placement of 1,100,000 shares of its common stock for net proceeds of $1.2 million. As of November 5, 2001, the Company had approximately $1.3 million in cash and short-term investments.

Capital expenditures during the quarter ended September 30, 2001 were approximately $33,000 and consisted primarily of purchases for improvements to the Disposal Facility.

At September 30, 2001, total long-term debt outstanding was approximately $1,200 for the Company.

Sharps has incurred significant losses from operations since its inception and has a working capital deficit at September 30, 2001. There can be no assurance that Sharps will ever attain profitable operations or will be able to generate sufficient revenue levels to support operations. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, maintaining an agreement with a disposal facility, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. On October 12, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for net proceeds of $1.2 million. Management believes that the Company's current resources, including its October private placement proceeds, will be sufficient to fund operations through at least fiscal year 2002.


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

      EXHIBIT NO. DESCRIPTION
      ----------- -----------
      None


b)    Reports on Form 8-K

      None.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        REGISTRANT:

                                        SHARPS COMPLIANCE CORP.


Dated: November 14, 2001                By:  /s/ Gary L.Shell
                                             ----------------------------
                                             Vice President and
                                             Chief Financial Officer


Dated: November 14, 2001                By:  /s/ Dr. Burt Kunik
                                             ----------------------------
                                             President and Chief
                                             Executive Officer