Form 10QSB
period 2001-12-31
SHARPS COMPLIANCE CORP
filed 2002-02-14
CIK 898770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 2001

 | | TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________.

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes |X|   No | |

Number of shares outstanding of the issuer's Capital Stock as of January 28, 2002: 9,805,356

Transitional Small Business Disclosure Format (check one): Yes | |   No |X|

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX



                                                                                         PAGE
PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- December 31, 2001 (Unaudited) and June
             30, 2001.....................................................................3
         Unaudited Condensed Consolidated Statements of Operations --
             For the three months ended December 31, 2001 and 2000........................4
         Unaudited Condensed Consolidated Statements of Operations --
             For the six months ended December 31, 2001 and 2000..........................5
         Unaudited Condensed Consolidated Statements of Cash Flows --
             For the six months ended December 31, 2001 and 2000..........................6
         Notes to Unaudited Condensed Consolidated Financial Statements ..................7

Item 2.  Management's  Discussion and Analysis of Financial Condition and
         Results of Operations............................................................8

PART II          OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................11
Item 2.  Changes in Securities...........................................................11
Item 4.  Submission of Maters to a Vote of Security Holder...............................11

Item 6.  Exhibits and Reports on Form 8-K................................................11

SIGNATURE................................................................................12


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                      ASSETS                             DECEMBER 31,     JUNE 30,
                                                                             2001           2001
                                                                        -------------  -------------
                                                                         (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents..........................................   $    99,362    $   107,275
  Short-term investments.............................................       947,188        237,941
  Accounts receivable, net...........................................       623,469        709,274
  Inventory..........................................................       436,759        223,207
  Prepaids and other.................................................        86,454        149,740
                                                                        -------------  -------------

             Total current assets....................................     2,193,231      1,427,437

PROPERTY AND EQUIPMENT, net..........................................       246,578        221,427

INTANGIBLE ASSETS, net...............................................        30,369         40,490

NOTE RECEIVABLE FROM STOCKHOLDER.....................................       320,000        320,000

OTHER ASSETS.........................................................        24,494         11,695
                                                                        -------------  -------------

             Total assets............................................   $ 2,814,673    $ 2,021,049
                                                                        =============  =============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...................................................   $   578,807    $   560,954
  Accrued liabilities................................................       134,749        131,948
  Current portion of accrued disposal costs..........................       766,027        662,632
  Current portion of deferred revenue................................       102,571         85,843
  Current maturities of notes payable................................        43,016        129,299
                                                                        -------------  -------------
             Total current liabilities...............................     1,625,170      1,570,676

LONG TERM ACCRUED DISPOSAL COSTS, net of current portion.............       286,248        253,518
LONG TERM DEFERRED REVENUE, net of current portion...................        48,269         40,396
NOTES PAYABLE, net of current maturities.............................        26,966          2,745
                                                                        -------------  -------------

             Total liabilities.......................................     1,986,653      1,867,335

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value per share; 1,000,000 shares
    authorized; -0- shares issued and outstanding....................            --             --
  Common stock, $.01 par value per share; 20,000,000 shares
    authorized; 9,805,356 and 8,705,356 respective shares issued and
    outstanding for the periods......................................        98,053         87,053
  Additional paid-in capital.........................................     6,829,813      5,572,598
  Accumulated deficit................................................    (6,099,846)    (5,505,937)
                                                                        -------------  -------------

             Total stockholders' equity .............................       828,020        153,714
                                                                        -------------  -------------

             Total liabilities and stockholders' equity..............   $ 2,814,673    $ 2,021,049
                                                                        =============  =============


     The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                --------------------------------
                                                    2001               2000
                                                --------------     -------------

REVENUES:
   Distribution, net........................      $1,420,448         $1,058,754
   Environmental............................          57,013             37,369
   Consulting services......................           4,240             50,700
                                                ------------       ------------
        Total revenues......................       1,481,701          1,146,823

COSTS AND EXPENSES:
   Cost of revenues.........................       1,027,582            724,610
   Selling, general and administrative......         865,253            809,094
   Depreciation and amortization............          33,094             29,323
                                                ------------       ------------
        Operating loss......................        (444,228)          (416,204)

INTEREST INCOME, net........................          10,606              8,389
                                                ------------       ------------
        Net loss............................      $ (433,622)        $ (407,815)
                                                ============       ============

BASIC AND DILUTED NET LOSS PER SHARE........      $     (.04)        $     (.05)
                                                ============       ============

SHARES USED IN COMPUTING NET LOSS PER
   SHARE, BASIC AND DILUTED.................       9,661,878          8,626,444
                                                ============       ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE SIX MONTHS
                                                      ENDED DECEMBER 31,
                                                --------------------------------
                                                     2001               2000
                                                --------------     -------------

REVENUES:
   Distribution, net........................     $ 2,916,207        $ 2,006,879
   Environmental............................         260,369             43,917
   Consulting services......................           7,536             85,700
                                                ------------       ------------
        Total revenues......................       3,184,112          2,136,496

COSTS AND EXPENSES:
   Cost of revenues.........................       2,171,760          1,260,839
   Selling, general and administrative......       1,564,295          1,526,292
   Depreciation and amortization............          65,284             54,662
                                                ------------       ------------
        Operating loss......................        (617,227)          (705,297)

INTEREST INCOME, net........................          23,320             18,655
                                                ------------       ------------
        Net loss............................     $  (593,907)       $  (686,642)
                                                =============      =============

BASIC AND DILUTED NET LOSS PER SHARE........     $      (.06)       $      (.08)
                                                =============      =============

SHARES USED IN COMPUTING NET LOSS PER
   SHARE, BASIC AND DILUTED.................       9,183,617          8,289,487
                                                =============      =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE SIX MONTHS
                                                              ENDED DECEMBER 31,
                                                       --------------------------------
                                                            2001              2000
                                                       --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................      $ (593,907)        $ (686,642)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities-
    Depreciation and amortization..................          65,284             54,662
   Changes in operating assets and liabilities-
    Decrease in accounts receivable................          85,805              2,098
    (Increase) in inventory........................        (213,552)           (64,564)
    (Increase) Decrease in prepaids and other
     assets........................................          50,486             25,229
    Increase (Decrease) in accounts payable and
     accrued liabilities...........................          20,654            (50,826)
    Increase in accrued disposal costs.............         136,122             28,654
    Increase in deferred revenue...................          24,601            101,162
                                                       ------------       ------------

    Net cash (used in) operating activities........        (424,507)          (590,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.............         (80,313)           (83,607)
   Sales of short-term investments.................         237,941            665,984
   Purchases of short-term investments.............        (947,188)        (1,000,000)
                                                         -----------        -----------

     Net cash (used in) investing activities.......        (789,560)          (417,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable.......................         (62,061)           (53,627)
   Issuance of common stock........................       1,268,215          1,000,000
                                                         -----------        ----------

     Net cash provided by financing activities.....       1,206,154            946,373
                                                         ----------         ----------
NET DECREASE IN CASH AND CASH
   EQUIVALENTS.....................................          (7,913)           (61,477)

CASH AND CASH EQUIVALENTS, beginning of period.....         107,275            153,346
                                                         ----------         ----------

CASH AND CASH EQUIVALENTS, end of period...........      $   99,362         $   91,869
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

BUSINESS

Sharps focuses on developing cost-effective, logistical and educational solutions for healthcare, hospitality and residential markets. These solutions include the Sharps Disposal by Mail(TM) System, Trip LesSystem(TM), SureTemp Totes, Pitch It(TM) IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

Waste generators who use the Sharps Disposal by Mail(TM) System are responsible for mailing the systems to the Panola County Resource Recovery Facility (the "Disposal Facility") for incineration. Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas, and Panola County (collectively, the "City") to manage and operate the Services Disposal Facility. The length of the agreement is three years, and Sharps is responsible for maintaining the Disposal Facility as required by federal, state and/or local regulatory agencies. Prior to July 1, 2000, Sharps paid the City to perform the incineration function on Sharps' behalf. Sharps is also responsible for paying the postage costs associated with the Sharps Disposal by Mail(TM) System being mailed to the Disposal Facility by the waste generators.

Prior to July 1, 2000, Sharps recorded accrued disposal costs for both postage and incineration based on the number of Sharps Disposal by Mail(TM) Systems sold that management estimated would eventually be returned for incineration. However, for sales subsequent to June 30, 2000, Sharps accrues only for estimated postage costs as the Company assumed operation of the Disposal Facility effective July 1, 2000. For sales subsequent to June 30, 2000, deferred revenue is recorded for non-refundable payments received for which the incineration services have not been performed, and incineration costs are expensed as incurred. The amount deferred is based on objective evidence of the value of the services not performed. Sharps estimates returns of the Sharps Disposal by Mail(TM) Systems based on historical experience. The amount and timing of accrued disposal costs are adjusted prospectively for revisions in the estimated disposal costs and return rate, if any. Depending upon the experience of Sharps, such revisions could be significant. As of December 31, 2001, the Company has reclassified a portion of its disposal liability as long-term, based on historical experience and management's estimate of when returns of the Sharps Disposal by Mail(TM) System will occur. During the six months ended December 31, 2001 and 2000, the Company accrued $405,553 and $362,143, respectively, for estimated disposal costs and funded $303,334 and $333,489, respectively, of actual disposal costs.

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

Sharps has incurred losses from operations since its inception. The future success of Sharps is dependent upon its ability to identify and penetrate additional markets for its products and services, continuity of its distributorship agreements and maintaining an agreement with a disposal facility. On October 12, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for net proceeds of $1.2 million. If the Company would require additional financing to meet its operating cash flow needs, Management believes that it will be successful in raising such financing. Management believes that the Company's current resources will be sufficient to fund operations through the fiscal year 2002.

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of December 31, 2001, the results of its operations for the six months ended December 31, 2001 and 2000, and its cash flows for the six months ended December 31, 2001 and 2000. The results of operations for the six months ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

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

In August 2001, the FASB Issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The FASB's new rules on asset impairment supersede SFAS No. 121. "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" and will be effective for the Company's fiscal year beginning July 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

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

GENERAL

On October 12, 2001, the Company significantly improved its working capital position through the completion of a private placement of 1,100,000 shares of its common stock for net proceeds of $1,200,000. This strengthening of Sharps balance sheet has allowed the Company to invest our sales resources in new markets.

Revenues increased 49% in the first six months of fiscal year 2002 over the comparable period of 2001, primarily due to increased acceptance of the Sharps Disposal by Mail(TM) System. Sharps' SureTemp Totes also contributed significantly, as did retail sales as Sharps added three new distributors to service the residential market. The Company expects these revenue trends to continue during fiscal 2002.

In the second half of the year, Sharps expects to increase dramatically the availability of the Sharps Disposal by Mail(TM) System in the residential market. National distribution will place Sharps mailback products on retail shelves, nationwide, which should result in further penetration of the residential market. Additionally, the Company should begin recognizing revenues from the assisted living market in the second half of fiscal year 2002. Sharps entered the assisted living market in February of 2002. The Company believes that assisted living providers are an excellent market for the Sharps Disposal By Mail(TM) System. Their residents are much more likely than the general populous to self-inject, thereby generating a stream of medical waste requiring proper disposal. The volume produced by each facility is particularly suited to disposal in Sharps Disposal by Mail(TM) System.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended December 31, 2001 and 2000.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       DECEMBER 31,             DECEMBER 31,
                                                     2001        2000       2001          2000
                                                   ---------   ---------  ---------     ---------
          Net revenues                               100%        100%       100%          100%
          Costs and expenses:
            Cost of revenues                         (69%)       (63%)      (68%)         (59%)
            Selling, general and administrative      (58%)       (71%)      (49%)         (71%)
            Depreciation and amortization             (3%)        (3%)       (2%)          (3%)
                                                   ---------   ---------  ---------     ---------
          Total operating expenses                  (130%)      (137%)     (119%)        (133%)
                                                   ---------   ---------  ---------     ---------
             Loss from operations                    (30%)       (37%)      (19%)         (33%)
          Total other income                           1%          1%         1%            1%
                                                   ---------   ---------  ---------     ---------
          Net loss                                   (29%)       (36%)      (19%)         (32%)
                                                   =========   =========  =========     =========


QUARTER ENDED DECEMBER 31, 2001, COMPARED TO QUARTER ENDED DECEMBER 31, 2000

The Company's distribution revenues were approximately $1,420,000 for the quarter ended December 31, 2001, compared to revenues of approximately $1,059,000 for the quarter ended December 31, 2000. The increase in revenue is attributed primarily to the increased acceptance of the Company's Sharps Disposal by Mail(TM) System and SureTemp Totes.

Environmental revenue was approximately $57,000 for the quarter ended December 31, 2001, compared to $37,000 for the quarter ended December 31, 2000. The increase in revenue was primarily affected by the amounts of Deferred Revenue that was recognized for the disposal of the Sharps Disposal by Mail(TM) Systems that were being disposed of over the same period. Disposal of third party waste for the periods were 105,495 lbs. and 217,661 lbs. or $22,000 and $38,000, for the quarters ending December 31, 2001 and 2000, respectively. Repairs and maintenance at the Facility in the current period affected this slow down in the disposal of third party waste.

Cost of Revenue increased 6% (as a percentage of revenue) during the quarter ended December 31, 2001, compared to the quarter ended December 31, 2000. The increase is due to incinerator facility operational inefficiencies, repair and maintenance, incremental costs associated with higher shipping and freight costs, lower blended gross profit margin due to product mix sold during the quarter (primarily attributed to the SureTemp Totes).

Selling, general and administrative expenses increased to approximately $865,000 (or 58% of revenue) for the quarter ended December 31, 2001, from $809,000 (or 71% of revenue) for the quarter ended December 31, 2000. The $56,000 increase is a result of increased professional fees, stock option expense, insurance and commission costs, which are partial offset against lower travel and entertainment costs.

The Company's net loss from operations was approximately $433,000 ($0.04 per share) for the quarter ended December 31, 2001, compared to $408,000 ($0.05 per share) for the quarter ended December 31, 2000.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

The Company's distribution revenues were approximately $2.9 million for the period ended December 31, 2001, compared to revenues of approximately $2.0 million for the period ended December 31, 2000. The increase in revenue is attributed primarily to the increased acceptance of the Company's Sharps Disposal by Mail(TM) System with the addition of one new distributor in the homecare market and entering the retail market by adding three new distributors to service the residential customer and SureTemp Totes.

Environmental revenue was approximately $260,000 for the period ended December 31, 2001, compared to $44,000 for the period ended December 31, 2000. The increase was due to a short-term service contract with a third party that ended in September 2001. Additionally, the period ended December 31, 2000, was the second period of operation of the facility.

Cost of Revenue increased 9% (as a percentage of revenue) during the period ended December 31, 2001, compared to the period ended December 31, 2000. The increase is due to operational inefficiencies and incremental costs associated with a short-term service contract with a third party for Incinerator Services and higher shipping costs.

Selling, general and administrative expenses increased to approximately $1,564,000 (or 49% of revenue) for the period ended December 31, 2001, from $1,526,000 (or 71% of revenue) for the period ended December 31, 2000. The $38,000 increase is a result of increased professional fees, stock option expense, insurance and commission costs, which are partial offset against lower Travel and Entertainment Costs.

The Company narrowed the net loss from operations from 2000 to 2001 by approximately $88,000, or 13%. This improvement is a result of continued revenue growth of the Sharps Disposal by Mail(TM) Systems and increased Incinerator Services revenues, which was partially offset by an increase in cost of revenue, primarily related to incineration activities with a third party, operational inefficiencies at the incinerator facility and higher shipping costs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had approximately $1,046,000 in cash and short-term investments, and current assets exceed current liabilities by approximately $568,000. On October 12, 2001, the Company significantly improved its working capital position through the completion of a private placement of 1,100,000 shares of its common stock for net proceeds of $1.2 million.

Capital expenditures during the quarter ended December 31, 2001, were approximately $22,656 and consisted primarily of purchases for improvements to the Disposal Facility.

At December 31, 2001, total long-term debt outstanding was approximately $27,000 for the Company.

Sharps has incurred losses from operations since its inception. The future success of Sharps is dependent upon its ability to identify and penetrate additional markets for its products and services, continuity of its distributorship agreements and maintaining an agreement with a disposal facility. On October 12, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for net proceeds of $1.2 million. If the Company would require additional financing to meet its operating cash flow needs, Management believes that it will be successful in raising such financing. Management believes that the Company's current resources will be sufficient to fund operations through the fiscal year 2002.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Sharps is involved in certain legal actions and claims arising in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on Sharps' consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES

On October 12, 2001, the Company approved the sale of 1,100,000 shares of common stock, $0.01 par value per share, in a private placement sale of the securities. This private placement was offered and sold only to individuals or companies who were accredited as defined by Rule 501 of Regulation D. The proceeds from the sale of the securities were $1,210,000 in cash.

In relation to the aforementioned sale of securities on October 12, 2001, the Company issued fully vested stock options for 50,000 shares at a strike price of $1.10, in lieu of commissions. The result of which was the recognition of $48,513 in expense related to this issue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on November 19, 2001, the following matters were adopted by the margins indicated:

1.  To elect directors Lee Cooke, Parris H. Holmes, Dr. Burt Kunik and Philip
    C. Zerrillo to serve until the 2002 Annual Meeting of Stockholders.

                   For:       7,897,584
                   Against:         340
                   Abstain:         255


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     The following exhibit is filed as part of this report.

     Exhibit No.   Description
     -----------   -----------
     None

b)   Reports on Form 8-K

     None.

ITEMS 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   REGISTRANT:

                                   SHARPS COMPLIANCE CORP.

Dated: February 14, 2002           By:  /s/ Gary L. Shell
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer

Dated: February 14, 2002           By:  /s/ Dr. Burt Kunik
                                      ------------------------------------------
                                      President and Chief Executive Officer