Form 10QSB
period 2002-03-31
SHARPS COMPLIANCE CORP
filed 2002-05-14
CIK 898770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to

Commission File Number:  0-22390

SHARPS COMPLIANCE CORP.

(Name of Small Business Issuer in its Charter)

Delaware	74-2657168
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9050 Kirby Drive, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 432-0300

Registrant’s telephone number

Securities Registered under 12(g) of the Exchange Act:	Title of Each Class
Common Stock, $0.01
Par Value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Number of shares outstanding of the issuer’s Capital Stock as of April 30, 2002: 9,822,023

Transitional Small Business Disclosure Format (check one):    Yes   ☒   No   ☐

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART I                  FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	June 30, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$212,252	$107,275
Short-term investments	844,685	237,941
Accounts receivable, net	752,217	709,274
Inventory	331,593	223,207
Prepaids and other	54,100	149,740
Total current assets	2,194,847	1,427,437

PROPERTY AND EQUIPMENT, net	233,743	221,427

INTANGIBLE ASSETS, net	25,307	40,490

NOTE RECEIVABLE FROM STOCKHOLDER	320,000	320,000

OTHER ASSETS	29,778	11,695

Total assets	$2,803,675	$2,021,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$501,953	$560,954
Accrued liabilities	177,080	131,948
Current portion of accrued disposal costs	807,358	662,632
Current portion of deferred revenue	102,851	85,843
Current maturities of notes payable	6,038	129,299
Total current liabilities	1,595,280	1,570,676

LONG TERM ACCRUED DISPOSAL COSTS, net of current portion	286,248	253,518
LONG TERM DEFERRED REVENUE, net of current portion	48,269	40,396
NOTES PAYABLE, net of current maturities	25,573	2,745

Total liabilities	1,955,370	1,867,335

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 1,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized;
9,822,023 shares issued and outstanding at March 31,2002 and 8,705,356 issued and outstanding at June 30, 2001	98,220	87,053
Additional paid-in capital	6,846,313	5,572,598
Accumulated deficit	(6,096,228)	(5,505,937)

Total stockholders’ equity	848,305	153,714

Total liabilities and stockholders’ equity	$2,803,675	$2,021,049

The accompanying notes are an integral part of these consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2002	2001	2002	2001
REVENUES:
Distribution, net	$1,688,161	$1,148,948	$4,604,367	$3,155,827
Environmental services	73,558	31,679	333,927	75,596
Consulting services	8,495	2,160	16,032	87,860
Total revenues	1,770,214	1,182,787	4,954,326	3,319,283

COSTS AND EXPENSES:
Cost of revenues	1,021,821	209,599	3,193,581	1,470,438
Selling, general and administrative	731,216	764,206	2,295,511	2,290,499
Depreciation and amortization	21,597	25,807	86,881	80,469
Operating income (loss)	(4,420)	183,175	(621,647)	(522,123)

INTEREST INCOME, net	8,038	1,539	31,358	20,195
Net income (loss)	$3,618	$184,714	$(590,289)	$(501,928)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$.00	$.02	$(.06)	$(.06)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:

BASIC	9,820,899	8,626,444	9,391,376	8,400,167

DILUTED	10,456,895	8,626,444	9,391,376	8,400,167

The accompanying notes are an integral part of these consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(590,289)	$(501,928)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	86,881	80,469
Changes in operating assets and liabilities—
(Increase) Decrease in accounts receivable, net	(42,943)	112,815
Increase in inventory	(108,386)	(94,395)
Decrease in prepaids and other assets	77,557	43,128
Increase (Decrease) in accounts payable and accrued liabilities	(13,869)	128,368
Increase (Decrease) in accrued disposal costs	177,453	(545,496)
Increase in deferred revenue	24,881	105,230
Net cash used in operating activities	(388,715)	(671,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,013)	(125,205)
Sales of short-term investments	237,941	715,984
Purchases of short-term investments	(844,685)	(1,000,000)
Net cash used in investing activities	(690,757)	(409,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(100,433)	(45,442)
Issuance of common stock	1,284,882	1,000,000
Net cash provided by financing activities	1,184,449	954,558

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	104,977	(126,472)

CASH AND CASH EQUIVALENTS, beginning of period	107,275	153,346

CASH AND CASH EQUIVALENTS, end of period	$212,252	$26,874

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.               ORGANIZATION

The accompanying condensed consolidated financial statements include the accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc., dba Sharps Compliance, Inc. of Texas, Sharps e-Tools.com, Inc., and Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. (collectively, “Sharps” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2002, the results of its operations for the nine months ended March 31, 2002 and 2001, and its cash flows for the nine months ended March 31, 2002 and 2001. The results of operations for the nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001.

NOTE 3.     REVENUE RECOGNITION

Sharps has adopted Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB No. 101”), which provides guidance related to revenue recognition based on interpretations and practices followed by the Securities and Exchange Commission. Adoption of SAB No. 101 had no material effect on the Company’s financial position or results of operations, although its revenue recognition has been modified for a change in business that occurred in July 2000.  (See Note 5.)

Prior to July 1, 2000, product sales were recognized as revenue when the Sharps Disposal by Mail Systems™ were delivered and accepted by the customer. Effective July 1, 2000, the Company assumed responsibility for operation of the Panola County Resource Recovery Facility (the “Disposal Facility”) and, accordingly, began deferring a portion of the product sales revenue associated with providing the incineration service.  Deferred revenue is recognized when the Sharps Disposal by Mail Systems™ sold are returned to the Disposal Facility and incinerated.  The deferral amount is based on objective evidence of fair value for the incineration function, based on sales of this service to other third parties.  Further, the deferral amount is based on the number of Sharps Disposal by Mail Systems™ that management estimates will eventually be incinerated at the Disposal Facility.  Deferred revenue will be adjusted prospectively for revisions in the estimated return rate, if any.  Depending upon the experience of the Company, such revisions could be significant.

Prior to July 1, 2000, product sales were recognized as revenue when the Sharps Disposal by Mail Systems™ were delivered and accepted by the customer and a liability was recorded for future disposal costs.  Effective July 1, 2000, Sharps, began deferring a portion of the product sales revenue associated with providing the incineration service.  At that time Sharps determined the adoption of SAB No. 101 had no material effect on the Company’s financial position or results of operations.

During May 2002, the Company consulted with the Staff of the Securities and Exchange Commission (SEC) regarding their interpretation of revenue recognition and the appropriate application of SAB 101.  From the discussions with the Staff, issues to be reviewed are as follows; 1)  revenue relating to the transportation element (of the Sharps Disposal by Mail System™) should be deferred until such services are provided by the United States Postal Service 2) application of SAB 101 concerning the incineration element prior to July 2000, 3) fair values of the multiple elements as adopted by SAB 101 in July 2000, 4) return rate estimated by management, 5)  timing of revenue recognition concerning the point of delivery verses shipment.  At the date of filing of this 10QSB, management has not determined the impact of this review.  Upon the conclusion of this review, Sharps may be required to restate its June 30, 2001, 10KSB and subsequent 10QSB filings.

NOTE 4.     REVALUATION ADJUSTMENT IN 2001

During the quarter ended March 31, 2001, the Company completed an analysis of its accrued disposal liability on a historical basis and recorded reduction of the liability of $540,996 (“Revaluation Adjustment”).  This Revaluation Adjustment has been reflected as a reduction of Cost of Revenue in the Company’s Statement of Operations.

NOTE 5.     ACCOUNTING CHANGES

Waste generators using the Sharps Disposal by Mail Systems™ are responsible for mailing the systems to the Disposal Facility for incineration. Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas, and Panola County (collectively, the “City”) to manage and operate the Disposal Facility. The length of the agreement is three years, and Sharps is responsible for maintaining the Disposal Facility as required by federal, state and/or local regulatory agencies. Prior to July 1, 2000, Sharps paid the City to perform the incineration function on Sharps’ behalf.  Sharps is also responsible for paying the postage costs associated with mailing the Sharps Disposal by Mail Systems™ to the Disposal Facility by the waste generators.

Prior to July 1, 2000, Sharps recorded accrued disposal costs for both postage and incineration based on the number of Sharps Disposal by Mail Systems™ sold that management estimated would eventually be returned for incineration.  However, for sales subsequent to June 30, 2000, Sharps accrues only for estimated postage costs, as the Company assumed operation of the Disposal Facility effective July 1, 2000.  For sales subsequent to June 30, 2000, deferred revenue is recorded for non-refundable payments received for which the incineration services have not been performed and incineration costs are expensed as incurred.  The amount deferred is based on objective evidence of the value of the services not performed.   Sharps estimates returns of the Sharps Disposal by Mail Systems™ based on historical experience. The amount and timing of accrued disposal costs are adjusted prospectively for revisions in the estimated disposal costs and return rate, if any.  Depending upon the experience of Sharps, such revisions could be significant.  As of March 31, 2002, the Company has reclassified a portion of its disposal liability as long-term, based on historical experience and management’s estimate of when returns of the Sharps Disposal by Mail Systems™ will occur.  During the nine months ended March 31, 2002 and 2001, the Company accrued $586,405 and $525,380, respectively, for estimated disposal costs and funded $452,099 and $529,880, respectively, of actual disposal costs.

NOTE 6.     CONTINGENCIES

Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System from the end user to the Disposal Facility.  Transportation is currently sole-sourced to the United States Postal Service. Management believes the risk of dependence is mitigated by the long-standing business relationship. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

NOTE 7.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company’s fiscal year beginning July 1, 2002. The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

In August 2001, the FASB Issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The FASB’s new rules on asset impairment supersede SFAS No. 121. “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of” and will be effective for the Company’s fiscal year beginning July 1, 2002.  The Company is currently evaluating the impact that adoption of this standard will have on its financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to Sharps that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate” and “intend” and words or phrases of similar import, as they relate to Sharps or Company management, are intended to identify forward-

looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

GENERAL

Sharps develops cost-effective, logistical solutions for the healthcare, hospitality and residential markets. These solutions include the Sharps Disposal by Mail System™, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, SureTemp Totes, Pitch It™ IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements of federal, state and local agencies.

In the third quarter of fiscal 2002, the Company positioned itself for additional retail revenue distribution. In cooperation with a leading syringe manufacturer, Sharps prepared and completed testing of a new version of the Sharps Disposal by Mail System™ for residential use. The product will be marketed and distributed by the syringe manufacturer.  Nationwide marketing and distribution should result in further penetration of the residential market in the final quarter of 2002.

During the quarter, Sharps began recognizing revenues from the assisted living market.  Revenues from this market are expected to increase in the fourth quarter as Sharps’ initial assisted living customer, Alterra Healthcare Corporation (“Alterra”), continues the process of replacing pickup medical disposal with the Sharps Disposal by Mail System™ in each of Alterra’s assisted living facilities.  Alterra operates nationwide with over 400 residences in 25 states.  Sharps believes that assisted living providers are an excellent market for the Sharps Disposal by Mail System™ because their residents are more likely than the general populous to self-inject, thereby generating a stream of medical waste requiring proper disposal.  The volume produced by each facility is particularly suited for disposal in Sharps Disposal by Mail System™.

Additionally, in the third quarter, Sharps began recognizing revenues from sales of a newly introduced product, the Sharps Enteral Pump Return Box, which provides safe, efficient tracking and delivery of enteral pumps.  The Sharps Enteral Pump Return Box is similar to the Sharps Pump Return Box, which is sold to the infusion segment of the home healthcare market for use with infusion pumps.  The enteral boxes are marketed to providers of enteral services, primarily in the home medical equipment segment of home healthcare, which is a new market for the Company.  Many of Sharps’ existing home healthcare clients, such as Coram Healthcare Corporation (“Coram”), provide both infusion and home medical equipment, including enteral services; therefore, Sharps has begun marketing the Sharps Enteral Pump Return Box to both existing customers that have an enteral component and potential customers who are primarily home medical equipment suppliers.  The Sharps Enteral Pump Return Box is sold alone or as part of a new variation on the Trip LesSystem™.  Formerly, the Trip LesSystem™ consisted of a mailback disposal system bundled with either a Sharps Pump Return Box or disposable IV pole and was marketed to the infusion segment of home healthcare providers.  The new variation includes the Sharps Enteral Pump Return Box and is marketed to enteral service providers, primarily in the home medical equipment segment of home healthcare.  Both versions of the Trip LesSystem™ offer the home healthcare provider with transportation and tracking of equipment and medical waste and eliminate the necessity of a return trip to the patient site.

Beginning in the fourth quarter of fiscal 2002, Sharps is planning to increase distribution revenues as Coram implements Sharps’ systems throughout all of Coram’s more than 70 locations.  Only 10%, approximately, of Coram’s locations have been fully utilizing Sharps’ products.  Sales to these few locations already make Coram one of Sharps’ leading home healthcare customers.  As Coram implements the Company’s systems throughout the remaining locations, Sharps believes distribution revenues should increase accordingly.

Management expects a clarification issued by the Department of Transportation (“DOT”) to affect medical waste delivery among home healthcare providers.  The DOT clarified the exemptions to 49CFR Part 173.134(b) of the Hazardous Materials Regulations (“HMR”), thereby requiring home healthcare providers to follow HMR requirements for regulated medical waste during transport.  Healthcare providers who are transporting regulated medical waste must use DOT approved, tested and registered containers.  The Sharps Disposal by Mail System™ meets all HMR requirements through United States Postal Service permitting procedures.  Sharps has begun a marketing and educational program informing home healthcare providers of this clarification and offering the Sharps Disposal by Mail System™ for their transportation needs.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three- and nine-month periods ended March 31, 2002 and 2001.

The third quarter of fiscal 2002 was the first quarter of profitability in the Company’s history, before revaluation adjustments.  (See Note 4.)  Cash flow for the quarter was positive, and the Company experienced record revenues.  The Company ended the quarter with $1.1 million in cash and short-term investments, $0.6 million in working capital and $0.85 million in stockholders equity.

The Company reported a net income of $3,618, or $0.00 per share, for the quarter ended March 31, 2002, compared to $184,714, or $0.02 per share, for the quarter ended March 31, 2001.  Excluding the effects of the Revaluation Adjustment (Note 4), the net income of $3,618, or $0.00 per share, for the quarter would be in comparison to a net loss in the previous year’s quarter of ($356,282), or ($0.04) per share.  For the nine months, Sharps reported a net loss of ($590,289), or ($0.06) per share, compared to a net loss of ($501,928), or ($0.06) per share, for the same period of 2001.

The following Cash Flow from Operating Activities is being presented to provide a better understanding of the changes in cash position for the periods indicated.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2002	2001	2002	2001
Net income (loss)	$3,618	$184,714	$(590,289)	$(501,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	21,597	25,808	86,881	80,469
Changes in operating assets and liabilities—
(Increase) Decrease in accounts receivable	(128,749)	110,717	(42,943)	112,815
(Increase) Decrease in inventory	105,166	(29,831)	(107,270)	(94,395)
Decrease in prepaids and other assets	27,070	17,899	76,440	43,128
Increase (Decrease) in accounts payable and accrued liabilities	(34,523)	179,194	(13,869)	128,368
Increase (Decrease) in accrued disposal costs	41,331	(574,150)	177,454	(545,496)
Increase in deferred revenue	280	4,068	24,881	105,230
Net cash provided by (used in) operating activities	35,790	(81,581)	(388,715)	(671,809)

Improved financial management of payables, inventory, and general and administrative costs combined with improved receivable collections resulted in a net increase in cash during the quarter and a net decrease in cash used in operating activities during the nine months over the prior year.

Distribution revenues increased 47% for the quarter to approximately $1,688,000 from approximately $1,149,000 for the prior year’s quarter.  Distribution revenues increased 46% for the nine months to approximately $4,604,000 from approximately $3,156,000 for the same period of fiscal 2001.  The increases are due primarily to the following changes:  increased acceptance of both the Sharps Disposal by Mail System™ and Trip LesSystem™, the addition of a new product, the SureTemp Totes™, and increased utilization of an existing sales channel (due to a change of distributor by an existing customer), as well as fluctuations between periods based upon the timing and level of sales to distributors.  Sales of SureTemp Totes™ are a new item in the current year and did not exist in the previous year’s activity.  Sales of the SureTemp Totes™ were $190,426, approximately 11% of sales, for the quarter and $421,258, approximately 9% of sales, for the nine months.  Sales of the SureTemp Totes™ represented 35% of the increase in revenues for the quarter over the prior year’s quarter and 29% for the nine months over the same nine months of fiscal 2001.

Environmental services revenue increased to approximately $73,000 versus $32,000, for the quarter, and increased to approximately $334,000 from $76,000, for the nine months, as a result of additional third party contracts for environmental services and recognition of deferred revenue. (See Note 3.)

The following table sets forth, for the periods indicated, certain items from Sharps’ Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	(58)%	(18)%	(64)%	(44)%
Selling, general and administrative	(41)%	(65)%	(46)%	(70)%
Depreciation and amortization	(1)%	(2)%	(2)%	(2)%
Total operating expenses	(100)%	(85)%	(112)%	(116)%
Income (Loss) from operations	0%	15%	(12)%	(16)%
Total other income	0%	1%	1%	1%
Net income (loss)	0%	16%	(11)%	(15)%

Cost of Revenues as a percentage of revenues for the quarter ending, March 31, 2001, excluding the effects of the Revaluation Adjustment (Note 4), is 63%.  Cost of Revenue decreased by 5% in the current quarter as compared to the prior year’s quarter with the Revaluation Adjustment.  The decrease is due to efficiently operating the incineration facility and containment of shipping costs.  Excluding the effects of the Revaluation Adjustment (Note 4), Cost of Revenue as a percentage of revenues during the nine months ended, March 31, 2001 is 61%.  Cost of Revenue increased by 3% in the current nine months as compared to the same period in the prior year with the Revaluation Adjustment. The increase occurred in the first six months of fiscal 2002 due to operational inefficiencies, incremental costs associated with a short-term service contract with a third party for incinerator services and higher shipping costs.

Selling, general and administrative expenses decreased by 24% as a percentage of sales for both the quarter and the nine months over the same periods of the previous year. The decreased selling, general and administrative expenses are primarily a result of management’s ability to contain these types of expenses while sales increase.

Prior to July 1, 2000, product sales were recognized as revenue when the Sharps Disposal by Mail Systems™ were delivered and accepted by the customer and a liability was recorded for future disposal costs.  Effective July 1, 2000, Sharps, began deferring a portion of the product sales revenue associated with providing the incineration service.  At that time Sharps determined the adoption of SAB No. 101 had no material effect on the Company’s financial position or results of operations.

During May 2002, the Company consulted with the Staff of the Securities and Exchange Commission (SEC) regarding their interpretation of revenue recognition and the appropriate application of SAB 101.  From the discussions with the Staff, issues to be reviewed are as follows; 1) revenue relating to the transportation element (of the Sharps Disposal by Mail System™) should be deferred until such services are provided by the United States Postal Service 2) application of SAB 101 concerning the incineration element prior to July 2000, 3) fair values of multiple elements as adopted by SAB 101 in July 2000, 4) return rate estimated by management, 5) timing of revenue recognition concerning the point of delivery verses shipment.  At the date of filing of this 10QSB, management has not determined the impact of this review.  Upon the conclusion of this review, Sharps may be required to restate its June 30, 2001, 10KSB and subsequent 10QSB filings.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had approximately $1,057,000 in cash and short-term investments, and approximately $600,000 in working capital.

On October 12, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for net proceeds of $1.2 million. If the Company would require additional financing to meet its operating cash flow needs, Management believes that it will be successful in raising such financing.  Management believes that the Company’s current resources will be sufficient to fund operations for the foreseeable future.

PART II — OTHER INFORMATION

ITEM 2.  Changes in Securities

On October 12, 2001, the Company approved the sale of 1,100,000 shares of common stock, $0.01 par value per share, in a private placement sale of the securities.  This private placement was offered and sold only to individuals or companies who were accredited as defined by Rule 501 of Regulation D.  The proceeds from the sale of the securities were $1,210,000 in cash.  The sale of these securities was exempt under Regulation D.

On January 7, 2002, the Company sold 16,667 shares of Common Stock for $16,667.  This transaction was exempt under Regulation D and Section 4 of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits

The following exhibit is filed as part of this report.

Exhibit No.	Description
None

b)             Reports on Form 8-K

January 11, 2002—Changes in Registrant’s Certifying Accountants.

ITEMS  1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: May 6, 2002	By:	/s/ Gary L. Shell
Vice President and Chief Financial Officer

Dated: May 6, 2002	By:	/s/ Dr. Burt Kunik
President and Chief Executive Officer