Form 10KSB
period 2002-06-30
SHARPS COMPLIANCE CORP
filed 2002-09-20
CIK 898770

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period to .

Commission File Number: 0-22390

SHARPS COMPLIANCE CORP.
(Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2657168 (I.R.S. Employer Identification No.)
9050 Kirby Drive, Houston, Texas (Address of principal executive offices)	77054 (Zip Code)

(713) 432-0300
Registrant's telephone number

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for most recent fiscal year: $6,513,025

        Aggregate market value of the voting stock held by non-affiliates computed by the closing stock price on September 10, 2002, $15,224,135

        Number of shares outstanding of the issuer's Capital Stock as of September 10, 2002: 9,822,023

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on October 23, 2002 are incorporated by reference in Part III hereof.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SHARPS COMPLIANCE CORP.

TABLE OF CONTENTS*
ANNUAL REPORT ON FORM 10-KSB

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

        The information presented herein is for Sharps Compliance Corp. (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas, dba Sharps Compliance, Inc., Sharps e-Tools.com, Inc. and Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. (collectively, "Sharps" or the "Company"). Sharps' principal office is located at 9050 Kirby Drive, Houston, Texas 77054.

PRODUCTS AND SERVICES

        Sharps focuses on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include Sharps Disposal by Mail System™, Pitch-It™ IV Poles, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote™ and Sharps Environmental Services. Sharps' products and services are provided primarily to create cost and logistical efficiencies. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

        The Sharps Disposal by Mail System™ is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and Retail industries. The Sharps Disposal by Mail System™ contains a securely sealed, leak and puncture resistant sharps container in several sizes; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters; a red bag for additional containment; and complete documentation and tracking manifest. Customers who use the Sharps Disposal by Mail System™are responsible for mailing the System to the Company's disposal facility for incineration (i.e. Sharps Environmental Services). Upon destruction, Sharps supplies verification of destruction to the customer.

        The Pitch-It™ IV Poles are designed as a cost effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions. The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies by eliminating the costs and inconvenience of retrieving, cleaning, bagging, tagging, and storing of traditional IV poles. The poles are cost-effective, portable, collapsible, lightweight, and convenient. The Pitch-It™ poles are available in three models: (i) tabletop, (ii) floor and (iii) full-size with wheels.

        The Sharps SureTemp Tote™ is a disposable cooler that maintains a safe range for temperature-sensitive materials. Sharps primarily markets the product to home healthcare providers to protect IV medications used in home infusion. Its disposable nature relieves the home healthcare provider of tracking, cleaning and maintaining reusable coolers.

        The Trip LesSystem™ is a solution for the home healthcare (commercial) industry that eliminates costly trips by providers to the patient's home after therapy has been completed. The Trip LesSystem™ has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail System™ along with either (i) a prepaid pump return box or (ii) a Pitch-It™ IV Pole, depending on the patient's therapy.

        Sharps' asset return boxes, the Sharps Pump Return Box and Sharps Enteral Pump Return Box, are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, like infusion and enteral pumps, phototherapy and TENS units, between the healthcare provider and the patient.

        The Sharps e-Tools online services include SharpsTracer™, AssetTracer™ and ComplianceTrak. SharpsTracer™ is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer™ eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer™ allows its registered subscribers to manage effectively all types of capital assets through a single, organized database. The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance, and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

        Sharps Environmental Services provides environmental solutions for customers with a wide variety of waste disposal needs. Primary services include the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to oversee directly the proper disposal of its Sharps Disposal by Mail Systems™. Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas, and Panola County to manage and operate the Panola County Resources Recovery Facility, a municipally owned incinerator. The agreement has been amended to extend until June 30, 2012.

        Sharps Consulting provides a broad range of services including (i) analysis of legal and regulatory implications of present waste handling practices, (ii) communicating new legislation and industry best practices minimizing employee exposure and liability, (iii) serving as intermediary with regulatory agencies and (iv) educating employees on infection control practices and the dangers of improperly handled medical waste.

MARKETS

        Sharps' target markets include the home healthcare industry, assisted living facilities, and dental, veterinarian and physician markets (commercial healthcare); hospitality and other industrial markets (commercial non-healthcare); home self-injectors (retail) and other markets where Sharps' products and services may be bundled or cross-sold to provide solutions to prospective customers. Sharps is involved in the mission to help separate the potentially infectious medical waste from the regular waste. The repeat order nature of our business and an infrastructure, which is nationwide, has helped drive our growth. Sharps has remained flexible and responsive to its customer needs in industries that demand effective cost and logistical solutions, quick response and technological innovation.

        Home Healthcare Industry.    Healthcare is increasingly provided in the home setting, requiring healthcare professionals to dispose of contaminated syringes, surgical supplies and other materials outside of medical facilities. The home healthcare industry is a primary market for the Sharps Trip LesSystem™, which includes the Sharps Disposal by Mail System™, Pitch-It™ IV Pole and asset return box. Sharps' products are distributed to the home healthcare industry through major national homecare equipment and supply distributors, including Medline, Medical Specialties, Medic ACS and Redline. The home healthcare industry is a somewhat fragmented market; however, management estimates that approximately 20 corporations dominate the home healthcare market within the United States, and Sharps currently maintains a relationship with a majority of these corporations.

        The Trip LesSystem™ is predominate with many of the top home healthcare corporations under contract and is under serious consideration with several of the remaining companies. Sharps' current principal customers include nationally recognized, leading home healthcare customers such as Apria Healthcare Inc., Coram Healthcare Inc. and Accredo Health, Inc. Among the leading national home healthcare companies, Sharps has become part of the formulary for dealing with the disposal of the sharps (syringes, needles, lancets, sutures, catheter needles, or any item that can puncture the skin), primarily because of the Trip LesSystem™. The system is cost effective because it reduces the number of costly trips by the home healthcare providers to patients' homes to retrieve medical waste or to deliver or retrieve medical equipment.

        Sharps sells its products and services to home health companies directly and through distributors. Sharps' strategy is to obtain agreements with homecare companies to use Sharps' products and arrange for the homecare company's distributor of choice to sell and deliver the product and services directly to the homecare company.

        Management expects a clarification issued by the Department of Transportation ("DOT") to affect medical waste delivery among home healthcare providers. The DOT clarified the exemptions to 49CFR Part 173.134(b) of the Hazardous Materials Regulations ("HMR"), thereby requiring home healthcare providers to follow HMR requirements for regulated medical waste during transport. Healthcare providers who are transporting regulated medical waste must use DOT approved, tested and registered containers. The Sharps Disposal by Mail System™ meets all HMR requirements through United States Postal Service permitting procedures. Sharps has begun a marketing and educational program informing home healthcare providers of this clarification and offering the Sharps Disposal by Mail System™ for their transportation needs.

        Assisted Living Facilities.    Sharps believes that assisted living providers are an excellent market for the Sharps Disposal by Mail System™ because their residents are more likely than the general populous to self-inject, thereby generating a stream of medical waste requiring proper disposal. The volume produced by each facility is particularly suited for disposal in Sharps Disposal by Mail System™.

        Dentists, Veterinarians and Physicians.    Sharps has a presence within these healthcare markets with the Sharps Disposal by Mail System™. Sharps' System is ideal for these small volume waste generators. Sharps has grouped the dental, physician and veterinarian market together due to their similar model and duration usage.

        Sharps utilizes distributors to reach the dental, veterinarian and physician marketplace. In all areas, Sharps' products and services are distributed through major distributors within each of the respective markets. Henry Schein and Patterson Dental distribute to dental customers. In the veterinary market, the main distributors are The Butler Company and MWI Veterinary Supply. In the physician market, a variety of methods are used to reach the needs of all physicians, including sales through Group Purchasing Organizations ("GPO").

        Hospitality and Other Industrial Markets.    Sharps sells both directly and through a distributor, Ecolab, Inc., to the hospitality and other industrial markets, including hotels, motels, resorts, schools, colleges, stadiums, daycare centers, planes, trains, cruise ships, casinos, supermarkets, distribution centers, business offices, restaurants, bars and clubs. Management believes that Occupational Safety and Health Administration ("OSHA") enhanced regulations will increase this important market for Sharps' products and services. Sharps has developed specialized versions of its Sharps Disposal by Mail System™, which permit an institutional establishment to easily introduce the product. Sharps developed custom-designed cones, one used to collect contaminated sharps when discovered and a second used as a temporary receptacle by transient individuals who need to dispose of syringes.

        Home Self-Injectors.    A growing market is the home self-injector market. Approximately three percent of the U.S. population, or individuals in one out of every 12 households, use sharps in the treatment of conditions such as diabetes, multiple sclerosis, infertility, migraines, allergies and hemophilia, as well as infections diseases like hepatitis and HIV. While medical waste disposal in the home is largely unregulated, certain states require used needles from home self-injectors to be disposed as medical waste and not as regular garbage.

        Sharps is actively marketing to the vast number of insulin dependant diabetics, and this market is expected to grow as testing for the condition increases and modern dietary habits lead to growing numbers of diabetics. In May of 2002, Sharps signed a three-year, renewable agreement with BD Consumer Health Care, a division of BD, (Becton, Dickinson and Company), the world's largest syringe manufacturer. The agreement names Sharps to be BD Consumer Health Care's exclusive supplier of sharps disposal by mail systems for retail sale nationally. BD will be marketing the mail-back disposal system to Sharps' target market of home self-injectors in BD's syringe boxes, diabetic newsletter and "Getting Started" kits for newly diagnosed diabetics. Sharps is also marketing to the retail customer through a joint sales and marketing agreement with Waste Management, Inc., ("WM,") a leading waste services provider. WM will market Sharps' disposal by mail systems to WM's 25 million residential customers.

INDUSTRY ANALYSIS

        The large, fragmented medical waste industry has experienced significant growth since its inception. The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988 ("MWTA"), which Congress enacted in response to media attention after medical waste washed ashore on beaches, particularly in New York and New Jersey. Since the 1980s, the public and government regulators have increasingly restricted the handling and disposal of medical waste generated by the healthcare industry. Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items, such as needles, syringes, gloves and other medical supplies, cultures and stocks of infectious agents and blood and blood products. Today, almost all businesses have waste disposal concerns for safety and liability reasons. Regulated waste such as syringes, razor blades, bloodborne items, bio-hazard waste spills and other sharps waste can occur in the following situations: treating cuts, abrasions and burns; finding needles, syringes or blood-soaked items in the workplace; laundering blood-soaked linens or finding needles or razor blades in linens; and cleaning up broken glass with blood stains or bio-hazardous waste.

MARKET SIZE

        Management believes many businesses that are not outsourcing medical waste services are unaware of OSHA requirements regarding proper training of employees that may handle medical waste. These businesses include restaurants, casinos, hotels and generally all businesses in which employees may come into contact with bloodborne pathogens. In addition, medical waste generated in the home is currently unregulated and may become subject to similar bloodborne pathogen regulations in the future.

Home Healthcare Industry

        Homecare target markets include Sharps' primary market, home infusion providers, as well as home nursing agencies. There are approximately 4,500 sites in the U.S. that provide home infusion services including local, national and hospital-based providers generating approximately 4.5 billion dollars in annual revenue. A large percentage of the patients in this market are serviced by 20 large chains and affiliations, the majority of which are Sharps' customers. The 2001 statistics on home nursing agencies show 7,152 Medicare Certified Agencies employing 240,136 clinical full time employees. The home nursing market, unlike the infusion market, downsized after the Balanced Budget Amendment of 1997. Sharps' focus in the home nursing market is secondary to infusion due to the potential business per site, but the Sharps Disposal by Mail System™ could service their total medical waste handling, disposal and documentation needs. Sharps' sales force focuses on these accounts.

Dentist, Veterinarians and Physicians

        Census figures from 2000, supplied by the American Dental Association, the American Medical Association and the American Veterinary Association, indicate that there are approximately 152,000 dentists, 598,000 physicians and 59,000 veterinarians in active practice in the U.S. Management estimates that a large majority of these offices would benefit from replacing waste hauling services with the Sharps Disposal by Mail System™.

Hospitality and Other Industrial Markets

        The Lodging Industry Profile ("LIP") for 2001, published by Bureau of Labor Statistics, estimates there are approximately 41,393 properties consisting of 4.2 million rooms supporting more than 7 million jobs. In 32 states, the tourism industry ranks as the first, second or third largest employer. According to the National Restaurant Association, the restaurant industry employs approximately 11 million people. Management believes that a comprehensive application of OSHA regulations would require the majority of these employees to be trained in the proper handling of medical waste encountered in the workplace.

Home Self-Injectors

        The American Diabetes Association ("ADA") estimates approximately 15.7 million people in the United States, or 5.9% of the population, have diabetes. Of diagnosed cases, the ADA estimates 3.7 million require daily insulin injections.

        Management believes that the overall demand for Sharps' solutions will grow, with such growth being fueled by a number of factors, including the following:

  1.
  The healthcare industry is under pressure to reduce costs and improve efficiency. Sharps believes that the Company's solutions help healthcare providers reduce costs by reducing their medical waste tracking, handling and compliance costs and equipment delivery and return costs.

  2.
  Federal, state and local regulations for transporting and/or disposing of medical waste are increasing over time.

  3.
  OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. Management believes these regulations will expand the market for Sharps' products and services.

RESEARCH AND DEVELOPMENT

        Sharps' research and development costs have not been material. The Company is seeking new applications for the Sharps Disposal by Mail System™ in many different areas, since small quantity medical waste generators can be found in many industries. Sharps is also considering the development of new products to assist companies in complying with OSHA regulations regarding medical waste handling. The Company has dedicated a minimum amount of time and money toward research and development of alternative disposal and healthcare treatments, such as the development of the enteral pump return. Development of this new product was completed utilizing the services of the prospective manufacturer, which kept development costs to a minimum.

MARKET RISKS

        Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the years ended June 30, 2002 and 2001, four customers represented approximately 56% and 64% of revenue, respectively. The same four customers comprised approximately 46% (or $363,000) of the total accounts receivable balance at June 30, 2002, and 58% (or $420,000) at June 30, 2001. The Company may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by (i) the contractual relationships with the end user of the products and reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and (iii) the continued diversification of the Company's products and services.

        Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System™ from the end user to the Company's facility. Transportation is currently sole-sourced to the United States Postal Service. Management believes the risk of dependence is mitigated by the long-standing business relationship. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

INTELLECTUAL PROPERTY

        Sharps has applied in the United States for registration of a number of trademarks and patents, many of which have been registered and granted, and can give no assurance that the Company will obtain registrations for the other trademarks and patents for which it has applied.

RISK FACTORS

Operating History; History of Losses

        Sharps has incurred cumulative losses from operations since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current resources will be sufficient to fund operations through calendar year 2003. There can be no assurance that the Company will be able to obtain financing, if necessary, on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary. The Company completed an agreement with a financial institution, on August 30, 2002, for a $1.25 million asset based line of credit. (See Note 12 of the consolidated financial statements.)

Dependence on Certain Management Personnel

        Sharps' growth and development to date has been largely dependent upon active participation of its current chief executive officer, Dr. Burton Kunik. Although Sharps expects to hire and retain other qualified and experienced management personnel from time to time, the loss of services of any of its current executives, especially Dr. Kunik, could have a material adverse affect on the development of the Company's business. Sharps has key-man life insurance on Dr. Kunik. While Sharps does not have similar insurance on any other officer, director or employee of the Company, the Company may elect to do so in the future.

Competition

        There are several competitors who offer disposal of medical waste services such as Stericycle, Inc.; however, no other company focuses primarily on the disposal of sharps medical waste, nationally, through transport by the U.S. Postal Service. While Sharps currently does not face any significant competition in the mail sharps disposal business, the Company must compete with larger and better-capitalized companies.

Customer Relationships

        Sharps has no firm long-term volume commitments from its customers and generally enters into individual purchase orders. Although Sharps has contractual relationships with its largest customers, Sharps has experienced fluctuations in order levels from period to period and expects to continue experiencing such fluctuations in the near future. In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties. Sharps cannot assure the replacement of canceled, delayed or reduced purchase orders with new business. Moreover, Sharps financial condition and results of operations will depend in significant part upon the Company's ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and services and the general economy. The factors affecting any of the major customers of Sharps or their customers could have a material adverse effect on the businesses, financial condition and results of operations of Sharps.

Incinerator Facilities

        The Company's business uses an incinerator facility for medical waste disposal. Effective July 29, 2002, the Company extended its multi-year agreement for such a facility with the City of Carthage, Texas, and Panola County to operate the Panola County Resource Recovery Facility ("PCRRF"). The Company is responsible for operating and maintaining the Facility in compliance with all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. Any disruption in the availability of a disposal facility may have an adverse impact on the Company. The Company can make no assurances that no such disruption will occur in the future.

        The Company believes the Facility is in compliance with all applicable federal, state, local and/or regulatory agency requirements, air pollution and TNRCC (Texas Natural Resources Conservation Commission) regulations through 2005. The Company entered into an agreement with a secondary burn facility to provide services in the event the PCRRF is unavailable.

Governmental Regulation

        Sharps is required to operate within guidelines established by federal, state, local and/or regulatory agencies. Such guidelines have been established to promote occupational safety and health standards, and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including mailed sharps. Sharps believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business. However, in the event additional guidelines are established to more specifically control the business of Sharps, including the environmental services subsidiary, additional expenditures may be required in order for Sharps to be in compliance with such changing regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical sharps products could result in a reduced demand for Sharps' products and services and could have a material adverse effect on Sharps' revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change due to political and economic pressures.

Postal Work Interruptions

        Since Sharps transports its disposal products using the U.S. Postal Service, any interruption in day-to-day postal services could have a material adverse effect on Sharps' revenues and financial condition. Postal delivery interruptions are rare and unpredictable. However, since U.S. Postal employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided.

ITEM 2. DESCRIPTION OF PROPERTY

        Sharps currently leases 7,274 square feet of commercial office space in Houston, Texas. The lease period commenced August 1, 1998, and runs through July 31, 2002, and monthly thereafter, at an annual rental rate of $8.59 per square foot. The lease agreement provides for annual escalations based on increases in common area maintenance, property taxes, insurance costs and management.

        Effective October 1, 2002, Sharps has acquired new office space consisting of 10,637 rentable square feet at an annual rate of $7.68 per square foot. The lease period commences from October 1, 2002, and runs through January 31, 2008. The new lease space will improve operations by providing the means for a centralized distribution center for the Company and additional space for planned growth.

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

PART II

ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market Information:    During the two (2) years ended June 30, 2002, the common stock of the Company has been quoted on the NASD OTC Bulletin Board under the symbol "SCOM." The Company's common stock has had limited trading volume, averaging approximately 68,000 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2001
First Quarter	$1.44	$.75
Second Quarter	$1.06	$.50
Third Quarter	$.97	$.63
Fourth Quarter	$1.01	$.45
Fiscal year Ended June 30, 2002
First Quarter	$1.80	$.62
Second Quarter	$1.85	$1.15
Third Quarter	$2.00	$1.52
Fourth Quarter	$2.55	$1.53
Fiscal Year Ending June 30, 2003
First Quarter (through September 10, 2002)	$1.80	$1.05

        Stockholders:    At September 10, 2002, there were 9,822,023 shares of common stock held by 206 holders of record. The last reported sale of the common stock on September 10, 2002, was $1.55 per share. On August 30, 2000, the Company completed a private placement of 1,000,000 unregistered shares of its common stock for net proceeds of $1,000,000. The Company closed a private placement of 1.1 million shares of common stock on October 12, 2001, at a price of $1.10 per share.

        Dividend Policy:    The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form-10KSB. See "Information Regarding Forward Looking Statements."

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

Previous Revenue Recognition Policy

        Prior to July 1, 2000, product sales were recognized as revenue when the Sharps Disposal by Mail System™ was delivered and accepted by the customer. Effective July 1, 2000, the Company assumed responsibility for operation of the disposal facility and, accordingly, began deferring a portion of the product sales revenue associated with providing the incineration service. Deferred revenue is recognized when the Sharps Disposal by Mail Systems™ sold are returned to the disposal facility and incinerated. The deferral amount is based on objective evidence of fair value for the incineration function, based on sales of this service to other third parties. Further, the deferral amount is based on the number of Sharps Disposal by Mail Systems™ that management estimates will eventually be incinerated at the disposal facility. Deferred revenue was adjusted prospectively for revisions in the estimated return rate, if any.

Restated Revenue Recognition Policy

        On July 1, 2000, Sharps adopted the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which outlines the Staff's view and provides guidance related to revenue recognition. As a result, the Company has changed its revenue recognition policy relating to the multiple-deliverable revenue arrangements and to clarify and implement the shipping terms on the sales of products as F.O.B. destination. The adoption of SAB No. 101 has been accounted for as a cumulative effect of a change in accounting principle at July 1, 2000. Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offer by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, which is when the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. Usually, the container system is mailed to the incineration facility using the U.S. Postal Service. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the revenue is deferred until all the services are performed. However, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

The Impact on Reported Results from Restatement

        The accompanying financial information for fiscal year ended June 30, 2001, have been restated to properly defer revenue on undelivered services as defined under SAB No. 101. See the revenue recognition policy adopted by Sharps at Note 2 of the consolidated financial statements. The effect of this restatement was as follows: (i) a decrease in revenues of $233,865, from $4,651,303 to $4,417,438; (ii) a decrease in net loss (after cumulative effect) of $199,971, from ($961,550) to ($761,579); (iii) an increase in cost of revenues of $191,263, from $2,332,475 to $2,523,738; and (iv) a decrease in loss per common share of $0.02, from ($0.11) to ($0.09). A further breakdown is presented below:

	Revenue	Cost of Revenue	G & A	Net Income (Loss)
Transportation Element: Mailback	(149,864)	(197,438)		47,574
Change in Return Rate	19,611	166,859)		(147,248)
Transportation Element: Pump Return	(103,612)	(70,509)		(33,103)
Proper classification of G & A		292,351	(292,351)
Before Cumulative	(233,865)	191,263	(292,351)	(132,777)
Cumulative Effect				332,748

Total	(233,865)	191,263	(292,351)	199,971

        Transportation Element: Mailback—The Company has restated prior financial statements to reflect that, before and after July 2000, the Company revenue producing activities represent multiple element arrangements, consisting of three separate elements. The sale of the container system is recognized at the point of sale, transportation is recognized after the mailback has been delivered to the disposal facility and treatment services are recognized at the point of incineration.

        Change in Return Rate—Historical data proves that not all container systems sold require transportation and treatment. The revenue portion for the transportation and treatment element, concerning the estimated number of units not expected to be returned, are recognized at the point of sale.

        Transportation Element: Pump Return—The Company has restated prior financial statements to reflect that, before and after July 2000, the Company revenue producing activities represent multiple element arrangements, consisting of two separate elements. The sale of the container system is recognized at the point of sale and transportation is recognized after the pump return has been delivered to the customer.

        Proper classification of G & A—The Company examined the classification of its personnel and made corrections relating back to July 2000. Due to personnel changes, these costs were immaterial prior to July 2000.

        The cumulative effect adjustment of approximately $333,000 from the adoption of SAB No. 101 is a net amount which contains the recognition of sales due to a change in the rate of return on units sold, which totaled approximately $415,000, and the deferred gross margin from unreturned units expected to be returned in the future, which amounted to approximately $82,000. Of the total deferred gross margin, gross revenue deferred totaled approximately $574,000, of which approximately $453,000 was "recycled" and recognized during fiscal year 2001 when services were performed. Recycled revenue is previously recognized revenue that is included in the cumulative effect adjustment and the Company will record the revenue again in future periods under the Company's revised revenue recognition policy when units are returned and services have been performed. The remaining $121,000 of recycled revenue will be recognized in future years when units are returned and services have been performed.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

	Years Ended June 30,
	2002	2001
		(As Restated)
Total revenues	100%	100%
Costs and expenses:
Cost of revenues	(67)%	(57)%
Selling, general and administrative	(44)%	(66)%
Depreciation and amortization	(2)%	(3)%

Total operating expenses	(113)%	(126)%

Operating loss	(13)%	(26)%
Interest income, net	1%	1%
Cumulative Effect	8%

Net loss	(12)%	(17)%

YEAR ENDED JUNE 30, 2002, COMPARED TO YEAR ENDED JUNE 30, 2001,

        Revenues for fiscal 2002 increased 47% in total as compared to the prior year due to continued penetration of target markets which resulted in strong revenue growth of 21% for the Sharps Disposal by Mail System™, 13% for SureTemp Totes, 10% for Pitch-It™ IV Pole systems, 1% for the Pump

Return Box and 2% for all others. During year ended June 30, 2002, the sale of products contributed 71% to total revenue while incineration, transportation and other services contributed 8%, 20%, and 1%, respectively, to total revenue. Product sales in fiscal year 2001 were 64% to total revenue while incineration, transportation and other services contributed 9%, 25%, and 2%, respectively, to total revenue. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

        Cost of Revenue increased as a percent of revenue by 10% due to increases in product costs of 5%, operating inefficiencies, incremental costs associated with a short-term service contract with a third party for incinerator services of 3% and higher shipping costs of 2%. The cost of revenue on products contributed 54% to total cost of revenue while incineration and transportation contributed 17% and 29%, respectively, to total cost of revenue during fiscal year 2002. The cost of revenue on products contributed 43% to total cost of revenue while incineration and transportation contributed 15% and 42%, respectively, to total cost of revenue during fiscal year 2001.

        Selling, general and administrative expenses declined as a percent of revenue to 44% in 2002 from 66% in 2001. The decline is due to increased sales and our ability to leverage the existing cost structure to support the new growth offset by increased commissions due to sales growth.

        The net loss from operations reduced in 2002 from 2001 by approximately 5%. This improvement is substantially due to increased sales leveraging the existing cost structure.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2002, the Company had approximately $1,010,000 compared to approximately $345,000 in 2001 in cash and short-term investments. Current assets exceeded current liabilities by approximately $447,000 at June 30, 2002 compared to a deficit of approximately $32,000 in 2001. On October 12, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for gross proceeds of $1,210,000, which improved the Company's working capital position.

        Capital expenditures during the year ended June 30, 2002 were approximately $145,000 and consisted of computers, computer software development, computer networking related equipment and tooling for manufactured products. The Company expects capital expenditures to generally continue at this level through fiscal year 2003.

        The Company completed an agreement with a financial institution, on August 30, 2002 for a $1.25 million asset based line of credit. (See note 12 of the consolidated financial statements.) Management believes that the Company's current resources will be sufficient to fund operations through calendar year 2003.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth selected quarterly information for 2002 and 2001. We believe that all necessary adjustments and restatements have been included in the amounts below to present fairly the results of such periods. The effect of the restatements has been reflected in each quarter.

	QUARTER ENDED 2002 As Reported Herein
	SEPTEMBER 30	DECEMBER 31	MARCH 31	JUNE 30
As Restated
Total Revenues	$1,473,760	$1,490,892	$1,620,794	$1,927,579
Costs of Revenues	$1,046,725	$1,076,405	$1,004,473	$1,233,469
Operating income (loss)	$(233,947)	$(407,486)	$(59,903)	$(157,314)
Cumulative Effect	—	—	—	—
Net Income (loss)	$(221,493)	$(396,619)	$(51,866)	$(149,060)
Net Income (loss) per share	$(.03)	$(.05)	$(.01)	$(.02)
Weighted average shares—basic and diluted	8,705,356	9,661,878	9,820,899	9,822,023
	QUARTER ENDED 2002
	SEPTEMBER 30	DECEMBER 31	MARCH 31	JUNE 30
As Previously Reported
Total Revenues	$1,702,410	$1,481,701	$1,770,214
Costs of Revenues	$1,144,177	$1,027,582	$1,021,821
Operating income (loss)	$(172,739)	$(444,228)	$(4,420)
Net Income (loss)	$(160,287)	$(433,622)	$3,618
Net Income (loss) per share	$(.02)	$(.04)	$.00
Weighted average shares—basic and diluted	8,705,356	9,661,878	9,820,899
	QUARTER ENDED 2001
	SEPTEMBER 30	DECEMBER 31	MARCH 31	JUNE 30
As Restated
Total Revenues	$939,526	$1,036491	$1,012,738	$1,428,683
Costs of Revenues	$80,532	$687,663	$806,479	$949,067
Operating income (loss)	$183,472	$(415,411)	$(510,905)	$(390,113)
Cumulative Effect	$332,750	—	—	$—
Net Income (loss)	$526,490	$(407,022)	$(509,316)	$(371,732)
Net Income (loss) per share	$.07	$(.05)	$(.06)	$(.04)
Weighted average shares—basic and diluted	7,952,531	8,626,444	8,626,444	8,647,123
	QUARTER ENDED 2001
	SEPTEMBER 30	DECEMBER 31		MARCH 31	JUNE 30
As Previously Reported
Total Revenues	$989,673		$1,146,823	$1,182,787	$1,332,020
Costs of Revenues	$536,229		$724,610	$209,599	$862,579
Operating income (loss)	$(289,094)		$(416,204)	$183,175	$(478,052)
Cumulative Effect	—		—	—	$—
Net Income (loss)	$(278,827)		$(407,815)	$184,714	$(459,622)
Net Income (loss) per share	$(.04)	$	.(05)	$.02	$(.05)
Weighted average shares—basic and diluted	7,952,531		8,626,444	8,626,444	8,647,123

CRITICAL ACCOUNTING POLICIES

        Inventory:    Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost using the average cost method or market.

        Realization of Long-lived Assets:    The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

        Revenue Recognition:    The Company's prior revenue recognition policy was to recognize all revenue except for incineration at point of original sale of the product. Furthermore, the Company used a conservative estimate for the return rate. The Company has since revised its adoption of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the Securities and Exchange Commission. Under the revisions, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, which is when the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. Usually, the container system is mailed to the incineration facility using the U.S. Postal Service. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

        Shipping and Handling Fees and Costs:    The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue.

        Income Taxes:    The liability method is used in accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets is evaluated annually and a valuation allowance is provided if the deferred tax assets, more likely than not, will not give rise to future benefits in the Company's tax returns.

        Segment Reporting:    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company operates in a single segment, focusing on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under No. SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management does not believe that the adoption of SFAS No. 143 will have a material impact on the results of operations or financial condition of the Company at the time of adoption.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also require that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset is not recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset must incorporate the entity's own assumptions about its use of the asset and must factor in all available evidence. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the results of operations or financial condition of the Company at the time of adoption.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under the terms of SFAS No. 146, the statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. The effective date of the statement is for exit or disposal activities initiated after December 31, 2002 with early application encouraged. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

ITEM 6. FINANCIAL STATEMENTS

        The financial statements of the Company and the related report of the Company's independent accountants thereon are included in this report and are referenced as pages F-1 to F-20.

PART III

ITEM 7. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required by this item is incorporated herein by reference to the information under the caption "Management," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission ("SEC") relating to its Annual Meeting of Stockholders to be held on October 23, 2002.

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

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 8. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information under the captions "Management" and "Executive Compensation" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on October 23, 2002.

ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the information under the captions "Security Ownership of Management" and "Certain Beneficial Owners," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on October 23, 2002.

ITEM 10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions," of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on October 23, 2002.

ITEM 11. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Number	Description of Exhibit
2.2	Agreement and Plan of Reorganization dated as of February 27, 1998, between and among U.S. Medical Systems, Inc., Sharps Compliance, Inc. and its Stockholders (incorporated by reference from Exhibit 2.2 to 2/27/98 Form 8-K)
3.4	Bylaws of Company (incorporated by reference from Exhibit 3.4 to 6/30/94 Form 10-KSB)
3.6	Certificate of Elimination of the Series "A" Voting Convertible Preferred Stock (incorporated by reference from Exhibit 3.6 to 6/30/98 Form 10-KSB)
4.4	Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to 6/30/98 Form 10-KSB)

10.29	Employment Agreement effective January 1, 1998, by and between Sharps Compliance, Inc. and Dr. Burt Kunik, and First Amendment to Employment Agreement (incorporated by reference from Exhibit 10.29 to 6/30/98 Form 10-KSB)
10.30	Second Amendment to Employment Agreement dated May 15, 1998, (incorporated by reference from Exhibit 10.30 to 6/30/98 Form 10-KSB)
10.31	Exclusive Distributorship Agreement dated April 1, 1998 between Pro-Tec Containers, Inc. and Sharps Compliance, Inc. (incorporated by reference from Exhibit 10.31 to 6/30/98 Form 10-KSB)
10.32	Purchase Agreement between IVY Green Corporation and Sharps Compliance, Inc., dated June 19, 1998, (incorporated by reference from Exhibit 10.32 to 6/30/98 Form 10-KSB)
10.33	Lease Agreement between Lakes Technology Center, Ltd. and Sharps Compliance, Inc. dated August 1, 1998, (incorporated by reference from Exhibit 10.33 to 6/30/98 Form 10-KSB)
10.34	Severance Agreement dated September 2, 1998, between C. Lee Cooke, Jr. and Sharps Compliance Corp. (formerly known as—U.S. Medical Systems, Inc.) (incorporated by reference from Exhibit 10.34 to 6/30/98 Form 10-KSB)
16.4	Letter regarding changes in Certifying Accountant to Arthur Andersen LLP (incorporated by reference from Form 10-KSB dated 6/30/98)
16.5	Letter regarding changes in Certifying Accountant to Mann Frankfort Stein & Lipp CPAs L.L.P (incorporated by reference from Form 8-K dated January 11, 2002).
21.1	Subsidiaries (filed herewith)
99.1	Certification of Chief Executive Officer (filed herewith)
99.2	Certification of Chief Financial Officer (filed herewith)
(b)
Reports on Form 8-K

None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP
Dated: September 17, 2002	By:	/s/ BURTON J. KUNIK Dr. Burton J. Kunik, Chairman of the Board, and Chief Executive Officer
	By:	/s/ GARY L. SHELL Gary L. Shell, Vice President and Chief Financial Officer

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sharps Compliance Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for revenues for the year ended June 30, 2001. Also, as discussed in Note 11, the accompanying consolidated financial statements as of and for the year ended June 30, 2001 have been restated.

We also audited the adjustments described in Note 11 that were applied to restate the June 30, 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ MANN FRANKFORT STEIN & LIPP CPAs, L.L.P.

Houston, Texas
September 9, 2002

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

/s/ ARTHUR ANDERSEN L.L.P.

Houston, Texas
September 18, 2001 (except with respect to the
    matter discussed in Note 11, as to which the date
    is October 11, 2001)

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN L.L.P. REPORT AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN L.L.P.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2001	2002
		(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,363	$107,275
Short-term investments	876,287	237,941
Accounts receivable, net of allowance for doubtful accounts of $9,489 and $26,500, respectively	784,466	709,274
Inventory	331,463	223,207
Prepaids and other assets	219,406	149,740

TOTAL CURRENT ASSETS	2,344,985	1,427,437
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $299,454 and $226,907, respectively	269,990	221,427
INTANGIBLE ASSETS, net of accumulated amortization of $80,979 and $60,735, respectively	20,246	40,490
NOTE RECEIVABLE FROM STOCKHOLDER	320,000	320,000
OTHER ASSETS	37,294	11,695

TOTAL ASSETS	$2,992,515	$2,021,049

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$636,124	$560,954
Accrued liabilities	290,440	136,947
Deferred revenue—pump return	323,088	195,669
Current portion of deferred revenue—incineration	114,212	97,190
Current portion of deferred revenue—transportation	419,370	339,200
Notes payable and current portion of long-term debt	114,429	129,299

TOTAL CURRENT LIABILITIES	1,897,663	1,459,259
LONG-TERM DEFERRED REVENUE—INCINERATION, net of current portion	53,745	45,736
LONG-TERM DEFERRED REVENUE—TRANSPORTATION, net of current portion	197,351	159,624
LONG-TERM DEBT, net of current portion	24,227	2,745

TOTAL LIABILITIES	2,172,986	1,667,364
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized; 9,822,023 and 8,705,356 shares issued and outstanding, respectively	98,220	87,053
Additional paid-in capital	6,846,313	5,572,598
Accumulated deficit	(6,125,004)	(5,305,966)

TOTAL STOCKHOLDERS' EQUITY	819,529	353,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,992,515	$2,021,049

See accompanying notes to consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2002	2001
		(As Restated)
REVENUES
Sales, net	$5,963,081	$3,931,819
Consulting services and environmental	549,944	485,619

TOTAL REVENUES	6,513,025	4,417,438
COSTS AND EXPENSES
Cost of revenues	4,361,072	2,523,738
Selling, general and administrative	2,893,205	2,914,292
Depreciation and amortization	117,398	112,360

TOTAL COSTS AND EXPENSES	7,371,675	5,550,390

LOSS FROM OPERATIONS	(858,650)	(1,132,952)
OTHER INCOME (EXPENSE)
Interest income	41,721	44,910
Interest expense	(2,109)	(6,285)

TOTAL OTHER INCOME (EXPENSE)	39,612	38,625

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(819,038)	(1,094,327)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 11)	—	332,748

NET LOSS	$(819,038)	$(761,579)

BASIC AND DILUTED LOSS PER COMMON SHARE
Loss before cumulative effect	$(.09)	$(.13)
Cumulative effect	—	.04

As restated	$(.09)	$(.09)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	9,502,888	8,461,986

See accompanying notes to consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balances, June 30, 2000	7,626,444	$76,264	$4,392,188	$(4,544,387)	$(75,935)
Issuance of common stock for services provided	78,912	789	52,704	—	53,493
Issuance of common stock for cash	1,000,000	10,000	990,000	—	1,000,000
Issuance of options for services provided	—	—	137,706	—	137,706
Net loss, as restated	—	—	—	(761,579)	(761,579)

Balances, June 30, 2001, as restated	8,705,356	87,053	5,572,598	(5,305,966)	353,685
Issuance of common stock for cash	1,116,667	11,167	1,215,500	—	1,226,667
Issuance of options for services provided	—	—	58,215	—	58,215
Net loss	—	—	—	(819,038)	(819,038)

Balances, June 30, 2002, as reported	9,822,023	$98,220	$6,846,313	$(6,125,004)	$819,529

See accompanying notes to consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2002	2001
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(819,038)	$(761,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,398	112,360
Stock based compensation and amortization of deferred compensation	58,215	191,199
Bad debt expense	7,000	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(82,192)	69,369
Increase in inventory	(108,256)	(2,102)
Increase in prepaids and other assets	(95,265)	(64,604)
Increase in accounts payable and accrued liabilities	228,663	214,276
Increase (decrease) in accrued disposal costs	—	(1,371,193)
Increase in deferred revenue	270,347	837,419

NET CASH USED IN OPERATING ACTIVITIES	(423,128)	(774,855)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(145,717)	(132,805)
Proceeds from sales of short-term investments	748,991	317,001
Purchases of short-term investments	(1,387,337)	(513,958)

NET CASH USED IN INVESTING ACTIVITIES	(784,063)	(329,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,226,667	1,000,000
Payments on notes payable	(220,770)	(111,141)
Borrowings on notes payable	227,382	169,687

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,233,279	1,058,546

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,088	(46,071)
CASH AND CASH EQUIVALENTS, beginning of year	107,275	153,346

CASH AND CASH EQUIVALENTS, end of year	$133,363	$107,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,108	$6,285

See accompanying notes to consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

NOTE 1—ORGANIZATION AND BACKGROUND

        Organization:    The accompanying consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. (formerly U.S. Medical Systems, Inc.) and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas, dba Sharps Compliance, Inc., Sharps e-Tools.com, Inc. ("Sharps e-Tools"), and Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. (collectively, "Sharps" or "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

        Business Products:    The Company focuses on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include Sharps Disposal by Mail System™, Pitch-It™ IV Poles, Sharps SureTemp Tote™, Trip LesSystem™, Sharps asset return boxes, Sharps e-Tools, Sharps Environmental Services, and Sharps Consulting. The Company's products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with certain state and federal regulations, as well as compliance with educational and training requirements required by federal, state, local and regulatory agencies.

        The Sharps Disposal by Mail System™ is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for the commercial, industrial and home healthcare industries. The Sharps Disposal by Mail System™ contains a securely sealed, leak and puncture resistant sharps container in several sizes; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters of waste; a red bag for additional containment; and complete documentation and tracking manifest. Customers who use the Sharps Disposal by Mail System™ are responsible for mailing the systems to the Company's disposal facility for incineration (i.e. Sharps Environmental Services).

        The Pitch-It™ IV Pole systems are designed as a cost effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions. The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies through elimination of traditional delivery and pickup of IV poles. The Pitch-It™ poles are available in three models: (i) tabletop, (ii) floor and (iii) full-size with wheels.

        The Sharps SureTemp Tote™ is a disposable cooler that maintains a safe range for temperature-sensitive materials. Sharps primarily markets the product to home healthcare providers to protect IV medications used in home infusion

        The Trip LesSystem™ is a solution for the home healthcare (commercial) industry that will eliminate multiple trips to the patient's home by providers after treatment has been completed. The Trip LesSystem™ has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail System™ along with either (i) a prepaid pump return box or (ii) a Pitch-It™ IV Pole system, depending on the patient's therapy.

        Sharps' asset return boxes, the Sharps Pump Return Box and Sharps Enteral Pump Return Box, are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, like infusion and Enteral pumps.

        The Sharps e-Tools online services include SharpsTracer™, AssetTracer™ and ComplianceTrak. SharpsTracer™ is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer™

eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer™ allows its registered subscribers to manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance, and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

        Sharps Environmental Services provides environmental solutions for customers with a wide variety of waste disposal needs. Destruction and disposals are the primary services which are available to the Company's affiliates, as well as to its and other customers and includes destruction and disposal of, among other things, (i) medical waste, (ii) legal and confidential documents, (iii) pharmaceutical products, and (iv) non-hazardous industrial waste. This service also allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems™ and allows the Company to provide its proprietary SharpsTracer™. Prior to July 1, 2000, the Company outsourced these functions to a facility managed and operated by the Panola County Resource Recovery Facility. Effective July 1, 2000, the Company entered into an agreement with the City of Carthage and Panola County, Texas to manage and operate the Panola County Resources Recovery Facility, a municipally owned incinerator. The agreement has been amended to extend until June 30, 2012.

        Sharps Consulting provides a broad range of services including (i) analysis of legal and regulatory implications of present waste handling practices, (ii) communicating new legislation and industry best practices for minimizing employee exposure and liability, (iii) serving as intermediary with regulatory agencies and (iv) educating staff on the dangers of improper medical wastes and infection control practices.

        Concentrations of Customers and Suppliers:    Although the Company has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the years ended June 30, 2002 and 2001, four customers represented approximately 56% and 64% of revenues, respectively. The same four customers comprised approximately 46% (or $363,000) of the total accounts receivable balance at June 30, 2002, and 58% (or $420,000) at June 30, 2001. The Company may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by (i) the contractual relationships with the end user of the products and reputation of the Company's major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and services and (iii) the Company's continued diversification of its products and services.

        Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System™ from the end user to the Company's facility. Transportation is currently sole-sourced to the United States Postal Service. Management believes the risk of dependence is mitigated by the long-standing business relationship. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

        Liquidity:    The Company has incurred cumulative losses since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current resources will be sufficient to fund operations through calendar year 2003. There can be no assurance that the Company will be able to obtain financing on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary. Additionally the Company completed an agreement with a financial institution, on August 30, 2002, for a $1.25 million asset based line of credit. (See Note 12 of the consolidated financial statements.)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Cash Equivalents and Short-term Investments:    The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Short-term investments consist of certificates of deposit with original maturities greater than three months but less than one year. Short-term investments are classified as held-to-maturity and are classified at amortized cost.

        Inventory:    Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost using the average cost method or market.

        Property and Equipment:    Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. During each of the years ended June 30, 2002 and 2001, the Company recorded depreciation expense of $97,154 and $92,114, respectively.

        Intangible Assets:    Intangible assets consist of costs related to two patents acquired in June 1998. The patents are being amortized over their estimated useful lives of five years. During each of the years ended June 30, 2002 and 2001, the Company recorded amortization expense of $20,244 and $20,246, respectively. Accumulated amortization at June 30, 2002 and 2001 was $80,979 and $60,735, respectively.

        Realization of Long-lived Assets:    The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

        Revenue Recognition:    The Company's prior revenue recognition policy was to recognize all revenue except for incineration at point of original sale of the product. Furthermore, the Company used a conservative estimate for the return rate. The Company has since revised its adoption of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue

Recognition" ("SAB No. 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the Securities and Exchange Commission. Under the revisions, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offer by third parties, with and the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, which is when the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. Usually, the container system is mailed to the incineration facility using the U.S. Postal Service. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

        Shipping and Handling Fees and Costs:    The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenue.

        Income Taxes:    The liability method is used in accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets is evaluated annually and a valuation allowance is provided if the deferred tax assets, more likely than not, will not give rise to future benefits in the Company's tax returns.

        Net Loss Per Share:    Earnings per share data for all years presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," that requires a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period adjusted for preferred stock dividends, if any. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Options outstanding during each year have not been included in the calculation of diluted EPS, as they would have an anti-dilutive effect on EPS. There are no differences in basic EPS and diluted EPS for either year presented.

        Financial Instruments:    The Company considers the fair value of all financial instruments not to be materially different from their carrying values at year-end based on management's estimate of the

Company's ability to borrow funds under terms and conditions similar to those of the Company's existing debt.

        Segment Reporting:    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that a public business enterprise report financial and descriptive information about its operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. The Company operates in a single segment, focusing on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets.

        Use of Estimates:    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates.

        Reclassification:    Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the presentation for 2002.

        Recent Accounting Pronouncements:    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under No. SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning January 1, 2003. Management does not believe that the adoption of SFAS No. 143 will have a material impact on the results of operations or financial condition of the Company at the time of adoption.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also require that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset is not recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset must incorporate the entity's own assumptions about its use of the asset and must factor in all available evidence. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the results of operations or financial condition of the Company at the time of adoption.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This statement rescinds the following statement of SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and its amendment SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements," as well as, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." The statement also amends SFAS No. 13, "Accounting for Leases", by eliminating an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under the terms of SFAS No. 146, the statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date an entity commits to an exit plan. The effective date of the statement is for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

NOTE 3—PROPERTY AND EQUIPMENT

        At June 30, 2002 and 2001, property and equipment consisted of the following:

		June 30,
	Useful Life	2002	2001
Furniture and fixtures	3 to 5 years	$33,578	$32,819
Equipment	5 years	120,603	114,350
Computers and software	3 to 5 years	263,376	223,183
Leasehold improvements	3 years	119,476	47,224
Automobiles	5 years	32,411	30,758

		569,444	448,334
Less: accumulated depreciation		299,454	226,907

Net property and equipment		$269,990	$221,427

NOTE 4—NOTE RECEIVABLE FROM STOCKHOLDER

        The Company has a $320,000 personal, full recourse note receivable with a stockholder and officer of the Company. The note was amended November 2001 to bear interest at 8.0 percent with interest-only installments due on each anniversary date through 2004 and unpaid interest and principal due November 2005. At June 30, 2002 and 2001, approximately $25,600 and $0, respectively, of accrued interest was recorded under the note. During the year ended June 30, 2001, interest payments were not made in accordance with the agreement, and outstanding accrued interest at the time was recorded as compensation expense.

NOTE 5—NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt consisted of the following:

	June 30,
	2002	2001
Promissory note to a finance company for the purchase of an automobile, due in monthly installments of principal and interest of $674, bearing interest at 7.75% through November 2006, and is secured by the automobile.	$30,191	$—
Promissory note to a finance company for the purchase of an automobile, due in monthly installments of principal and interest of $581, bearing interest at 7.75% through October 2002, and is secured by the automobile.	—	8,782
The Company finances certain insurance premiums through a note payable with a finance company. The note is due in monthly installments of $10,847, bearing interest at approximately 6.24% through May 2003.	108,465	123,262

	138,656	132,044
Less: notes payable and current portion of long-term debt	114,429	129,299

	$24,227	$2,745

        The following are future maturities on notes payable and long-term debt as of June 30, 2002:

Year Ending June 30,
2003	$114,429
2004	6,442
2005	6,959
2006	7,518
2007	3,308

$138,656

NOTE 6—INCOME TAXES

        The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the years ended June 30, 2002 and 2001 are as follows:

	Year Ended June 30,
	2002	2001
		(As Restated)
Statutory rate	(34.0)%	(34.0)%
State income taxes, net	(2.9)	(3.6)
Meals and entertainment	2.3	2.2
Change in valuation allowance	32.6	34.2
Other	2.0	1.2

	—%	—%

        At June 30, 2002 and 2001, significant components of net deferred tax assets are approximated as follows:

	June 30,
	2002	2001
		(As Restated)
Deferred tax assets relating to:
Accounts receivable reserve	$4,000	$10,000
Deferred revenue	410,000	310,000
Deferred compensation	102,000	80,500
Net operating loss carryforwards and other credits	3,629,000	3,463,000

Total deferred tax assets	4,145,000	3,863,500
Depreciation differences	(14,000)	—
Valuation allowance	(4,131,000)	(3,863,500)

Net deferred tax assets	$—	$—

        At June 30, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $9.8 million, of which approximately $5.6 million was acquired in an acquisition which occurred in February 1998. The Company's ability to utilize these net operating losses to reduce future taxable income may be limited upon a change of ownership and amounts of separate Company taxable income, as defined by the Internal Revenue Code. The carryforwards will begin to expire in 2009 if not otherwise used. A valuation allowance has been established to fully offset the Company's deferred tax assets due to the Company's history of losses since inception. The valuation allowance relates primarily to the Company's net losses. The Company has not made any income tax payments since inception.

NOTE 7—STOCK TRANSACTIONS

        On October 12, 2001, the Company completed a private placement of 1,100,000 unregistered shares of its common stock for net proceeds of $1,210,000.

        On January 7, 2002, the Company issued 16,667 shares related to certain stock options, for $16,667.

        On August 30, 2000, the Company completed a private placement of 1,000,000 unregistered shares of its common stock for net proceeds of $1,000,000.

        Each of the forgoing transactions were exempt offerings, pursuant to Regulation D, and promulgated under the Securities Act of 1933, as amended.

NOTE 8—STOCK OPTIONS

        The Company sponsors a Stock Plan (the "Plan") covering employees, consultants and non-employee directors. The Plan, as amended, provides for the granting of options, either incentive or nonstatutory, to purchase up to 2,000,000 shares of the Company's common stock. Options granted vest over a period of up to four years. Options expire five to seven years after the date of grant.

        SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to adopt one of two methods for accounting for stock options. The Company has elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. While the Company continues to use APB No. 25, proforma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS 123.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the model requires the input of highly subjective assumptions including the expected stock price volatility. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the years ended June 30, 2002 and 2001, as follows: risk-free interest rates of 4.89% and 5.86%; expected annual dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of approximately 96.89%; and a weighted-average expected life of the options of 5 to 7 years, respectively.

        Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the following pro forma amounts:

	Year Ended June 30,
	2002	2001
		(Restated)
Net Loss
As reported	$(819,038)	$(761,579)

Proforma	$(979,981)	$(849,045)

Basic and Diluted EPS
As reported	$(.09)	$(.09)

Proforma	$(.10)	$(.10)

        The Company records the fair value of options issued to non-employee consultants at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no further performance obligation exists. During the years ended June 30, 2002 and 2001, expense of $58,215 and $137,706 were recorded for option grants to non-employees that were fully vested at the date of the grant and for which no further performance obligation exists. The expense has been recorded in selling, general and administrative expenses in the accompanying consolidated financial statements.

        The following summary of activity for the Plan during the years ended June 30, 2002 and 2001 is presented in the table below:

	Options Outstanding	Weighted Average Exercise Price
Balance, June 30, 2000	425,140	$1.61
Granted	725,000	$.51
Forfeited or Canceled	(70,000)	$1.03

Balance, June 30, 2001	1,080,140	$.91
Granted	690,000	$1.36
Exercised	(16,667)	$1.00
Forfeited or Canceled	(33,333)	$.63

Balance, June 30, 2002	1,720,140	$1.09

Exercisable at June 30, 2002	781,815	$1.03

        The weighted average fair values of options granted during the years ended June 30, 2002 and 2001 were $1.13 and $0.43, respectively. As of June 30, 2002 and 2001, there were 279,860 and 919,860 options, respectively, available for grant under the Plan.

        The following table summarizes information about stock options outstanding as of June 30, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Price	Outstanding as of June 30, 2002	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable as of June 30, 2002	Weighted Average Exercise Price
$0.50 - $1.00	767,500	5.63	$0.56	497,506	$0.57
$1.01 - $1.50	467,500	5.77	1.22	179,169	1.28
$1.51 - $2.00	380,000	6.82	1.53	—	—
$2.01 - $2.50	30,000	3.42	2.25	30,000	2.25
$3.01 - $3.50	75,140	1.56	3.02	75,140	3.02

	1,720,140		$1.09	781,815	$1.03

NOTE 9—REVENUES AND COST OF REVENUES

        The revenues and cost of revenues components for the years ended June 30, 2002 and 2001 (as restated) are as follows:

	Year Ended June 30,
	2002		2001
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Products	$4,638,700	$2,354,701	$2,820,636	$1,079,661
Incineration Service	505,741	734,680	406,836	390,963
Transportation Service	1,324,381	1,271,691	1,111,183	1,053,114
Consulting Services	44,203	—	78,783	—

	$6,513,025	$4,361,072	$4,417,438	$2,523,738

NOTE 10—COMMITMENTS AND CONTINGENCIES

        Litigation:    The Company operates in a regulated industry and is subject to routine and/or unannounced regulatory inspections. The Company has received notification from the City of Carthage for various notices of violations which it has received from the Texas Natural Resource Conservation Commission ("TNRCC"). Management believes that the ultimate resolution of these matters will not have any material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        The Company is also a party to various legal actions and claims arising in the normal course of business. While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        Distributor Agreements:    The Company has an agreement with a supplier to be the exclusive domestic distributor of certain of the supplier's medical waste containers. The agreement provides for automatic renewals for two-year periods, unless either party provides notice of termination to the other within 90 days prior to the expiration of the then current term. Exclusivity rights will lapse unless annual non-guaranteed purchase volumes are met.

        Sales Representation Agreement:    The Company has a sales representation agreement with a sales agency for promotion of the Sharps Disposal by Mail System(tm) exclusively in the veterinary market. The agreement is for a two-year period with automatic two-year renewal periods, unless either party notifies the other 90 days prior to expiration of the current period of its intent to terminate. The agreement further specifies a 15.0 percent commission on net sales as defined in the agreement. Commission expense related to this agreement was $5,135 and $5,847 for the years ended June 30, 2002 and 2001, respectively.

        Operating Leases:    The Company leases office space, an incineration facility and equipment under certain operating lease agreements, which expire at various dates through June 2012. The incineration facility has a $2,000 per month base rent and a $0.02 lbs. fee on incineration in excess of 100,000 lbs. The incineration fee has not been included in the table below. Rent expense for the years ended June 30, 2002 and 2001 were $92,034 and $58,101, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2002 with subsequent signed leases are as follows:

Year Ending June 30,
2003	$132,343
2004	144,245
2005	140,279
2006	140,279
2007 and thereafter	187,830

$744,976

NOTE 11—ADOPTION OF SAB 101 AND RESTATEMENT OF 2001

        During 2002, subsequent to the issuance of the Company's 2001 consolidated financial statements, the Company determined that in its adoption of SAB No. 101, it should have deferred certain revenue on undelivered services versus deferring certain expenses (see revenue recognition policy outline in Note 2 of the consolidated financial statements). Accordingly, the Company changed its methods of accounting for deferred revenues and expenses. As a result, the accompanying consolidated financial statements for the fiscal year ended June 30, 2001 have been restated to properly defer revenue and expenses on undelivered services. A summary of the significant effects of the restatement are as follows:

	June 30, 2001
	As Previously Reported	Adjustment	As Restated
Accrued liabilities	$131,948	$4,999	$136,947
Accrued disposal cost	662,632	(662,632)	—
Deferred revenue—pump return	—	195,669	195,669
Deferred revenue—incineration	85,843	11,347	97,190
Deferred revenue—transportation	—	339,200	339,200
Long-term accrued disposal costs	253,518	(253,518)	—
Long-term deferred revenue—incineration	40,396	5,340	45,736
Long-term deferred revenue—transportation	—	159,624	159,624
	Year Ended June 30, 2001
	As Previously Reported	Adjustment	As Restated
Sales, net	$4,466,079	$(534,260)	$3,931,819
Consulting services and environmental	185,224	300,395	485,619

	4,651,303	(233,865)	4,417,438
Cost of revenue	(2,332,475)	(191,263)	(2,523,738)
Selling, general and administrative	(3,206,643)	292,351	(2,914,292)
Other income (expense)	(73,735)	—	(73,735)

	(5,612,853)	101,088	(5,511,765)

Loss before cumulative effect of a change in accounting principle	(961,550)	(132,777)	(1,094,327)
Cumulative effect of a change in accounting principle	—	332,748	332,748

Net loss	$(961,550)	$199,971	$(761,579)

Basic and diluted (loss) per share before cumulative effect	$(0.11)	$(.02)	$(0.13)
Cumulative effect	—	.04	0.04

Basic and diluted net income (loss) per share	$(0.11)	$.02	$(0.09)

NOTE 12—SUBSEQUENT EVENT

        On August 30, 2002, the Company completed an agreement with a financial institution for a $1.25 million asset based line of credit. The agreement allows the Company to factor, at its election, receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance) with the agreement extending for one year, at which time either party has the right to terminate the agreement. If no termination is exercised, then it will be extended from year to year. The Company may borrow up to 80% of the receivables presented and will incur interest on borrowings at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. In addition, the Company granted 9,000 warrants to the financial institution to purchase 9,000 shares of common stock at $1.65 per share. The warrants expire August 30, 2007.