Form 10KSB/A
period 2002-06-30
SHARPS COMPLIANCE CORP
filed 2002-10-21
CIK 898770

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒	AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        This amendment on Form 10-KSB of Sharps Compliance Corp. incorporates certain typographical corrections made to the table reported on page 12 which reported information in the wrong year, and on page F-4 which transposed the year headings that were reported.

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

	Revenue	Cost of Revenue	G & A	Net Income (Loss)
Transportation Element: Mailback	(149,864)	(197,438)		47,574
Change in Return Rate	19,611	166,859		(147,248)
Transportation Element: Pump Return	(103,612)	(70,509)		(33,103)
Proper classification of G & A		292,351	(292,351)
Before Cumulative	(233,865)	191,263	(292,351)	(132,777)
Cumulative Effect				332,748

Total	(233,865)	191,263	(292,351)	199,971

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

REGISTRANT:
SHARPS COMPLIANCE CORP
Dated: September 21, 2002	By:	/s/ BURTON J. KUNIK Dr. Burton J. Kunik, Chairman of the Board, and Chief Executive Officer
	By:	/s/ GARY L. SHELL Gary L. Shell, Vice President and Chief Financial Officer

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

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN L.L.P. REPORT AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN L.L.P.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
		(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,363	$107,275
Short-term investments	876,287	237,941
Accounts receivable, net of allowance for doubtful accounts of $9,489 and $26,500, respectively	784,466	709,274
Inventory	331,463	223,207
Prepaids and other assets	219,406	149,740

TOTAL CURRENT ASSETS	2,344,985	1,427,437
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $299,454 and $226,907, respectively	269,990	221,427
INTANGIBLE ASSETS, net of accumulated amortization of $80,979 and $60,735, respectively	20,246	40,490
NOTE RECEIVABLE FROM STOCKHOLDER	320,000	320,000
OTHER ASSETS	37,294	11,695

TOTAL ASSETS	$2,992,515	$2,021,049

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$636,124	$560,954
Accrued liabilities	290,440	136,947
Deferred revenue—pump return	323,088	195,669
Current portion of deferred revenue—incineration	114,212	97,190
Current portion of deferred revenue—transportation	419,370	339,200
Notes payable and current portion of long-term debt	114,429	129,299

TOTAL CURRENT LIABILITIES	1,897,663	1,459,259
LONG-TERM DEFERRED REVENUE—INCINERATION, net of current portion	53,745	45,736
LONG-TERM DEFERRED REVENUE—TRANSPORTATION, net of current portion	197,351	159,624
LONG-TERM DEBT, net of current portion	24,227	2,745

TOTAL LIABILITIES	2,172,986	1,667,364
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Common stock, $.01 par value per share; 20,000,000 shares authorized; 9,822,023 and 8,705,356 shares issued and outstanding, respectively	98,220	87,053
Additional paid-in capital	6,846,313	5,572,598
Accumulated deficit	(6,125,004)	(5,305,966)

TOTAL STOCKHOLDERS' EQUITY	819,529	353,685

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,992,515	$2,021,049

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