Form 10QSB
period 2002-09-30
SHARPS COMPLIANCE CORP
filed 2002-11-13
CIK 898770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number:  0-22390

SHARPS COMPLIANCE CORP.

(Name of Small Business Issuer in its Charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Kirby Drive, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 432-0300
Registrant’s telephone number

Securities Registered under 12(g) of the Exchange Act:	Title of Each Class
Common Stock, $0.01
Par Value

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No     ☐

Number of shares outstanding of the issuer’s Capital Stock as of October 17, 2002:  9,822,023

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,059	$133,363
Short-term investments	513,674	876,287
Accounts receivable, net	1,065,066	784,466
Inventory	335,436	331,463
Prepaids and other assets	202,147	219,406

Total current assets	2,281,382	2,344,985

PROPERTY AND EQUIPMENT, net	265,380	269,990

INTANGIBLE ASSETS, net	15,185	20,246

NOTE RECEIVABLE FROM STOCKHOLDER	320,000	320,000

OTHER ASSETS	43,694	37,294

Total assets	$2,925,641	$2,992,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$801,431	$636,124
Accrued liabilities	277,957	290,440
Deferred revenue – pump return	353,724	323,088
Current portion of deferred revenue – incineration	108,255	114,212
Current portion of deferred revenue – transportation	413,563	419,370
Notes payable and current portion of long-term debt	71,042	114,429
Total current liabilities	2,025,972	1,897,663

LONG-TERM DEFERRED REVENUE – INCINERATION, net of current portion	50,944	53,745
LONG-TERM DEFERRED REVENUE – TRANSPORTATION, net of current portion	194,618	197,351
LONG-TERM DEBT, net of current portion	22,780	24,227

Total liabilities	2,294,314	2,172,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value per share; 20,000,000 shares authorized; 9,822,023 shares issued and outstanding	98,220	98,220
Additional paid-in capital	6,846,313	6,846,313
Accumulated deficit	(6,313,206)	(6,125,004)

Total stockholders’ equity	631,327	819,529

Total liabilities and stockholders’ equity	$2,925,641	$2,992,515

The accompanying notes are an integral part of these consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2002	2001

REVENUES:
Distribution, net	$1,761,189	$1,216,550
Environmental	256,961	253,914
Consulting services	30,718	3,296
Total revenues	2,048,868	1,473,760

COSTS AND EXPENSES:
Cost of revenues	1,381,390	1,046,725
Selling, general and administrative	841,811	628,792
Depreciation and amortization	21,151	32,190
Operating loss	(195,484)	(233,947)

INTEREST INCOME, net	7,282	12,454
Net loss	$(188,202)	$(221,493)

BASIC AND DILUTED NET LOSS PER SHARE	$(.02)	$(.03)

SHARES USED IN COMPUTING NET LOSS PER SHARE, BASIC AND DILUTED	9,822,023	8,705,356

The accompanying notes are an integral part of these consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,202)	$(221,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	21,152	32,190
Changes in operating assets and liabilities-
(Increase) decrease in accounts receivable	(293,421)	216,798
(Increase) decrease in inventory	(3,973)	(94,337)
(Increase) decrease in prepaids and other assets	23,680	26,590
Increase (decrease) in accounts payable	165,307	54,852
Increase (decrease) in accrued expenses & other liabilities	(12,482)	(27,656)
Increase in deferred revenue	13,336	90,651
Net cash provided by (used in) operating activities	(274,603)	77,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,480)	(33,051)
Sale of short-term investments	—	50,000
Purchases of short-term investments	—	(6,569)

Net cash provided by (used in) investing activities	(11,480)	10,380

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(44,834)	(50,885)

Net cash (used in) financing activities	(44,834)	(50,885)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(330,917)	(6,341)

CASH AND CASH EQUIVALENTS, beginning of period	1,009,650	345,216

CASH AND CASH EQUIVALENTS, end of period	$678,733	$338,875

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 1.    ORGANIZATION AND BACKGROUND

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

NOTE 2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2002, the results of its operations for the three months ended September 30, 2002 and 2001, and its cash flows for the three months ended September 30, 2002 and 2001.  The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003.  These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002.

NOTE 3.    REVENUE RECOGNITION

On July 1, 2000, Sharps adopted the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB No. 101”), which outlines the Staff’s view and provides guidance related to revenue recognition.  As a result, the Company has changed its revenue recognition policy relating to the multiple-deliverable revenue arrangements and to clarify and implement the shipping terms on the sales of products as F.O.B. destination.  The adoption of SAB No. 101 has been accounted for as a cumulative effect of a change in accounting principle at July 1, 2000.  Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points and can consist of up to three separate elements as follows:  (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system.  The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value.  Revenue for the sale of the container is recognized upon delivery to the customer, which is when the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility.  When returned, the container system is mailed to the incineration facility using the U.S. Postal Service.  Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container.  Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the revenue is deferred until all the services are performed.  However, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

NOTE 4.    CONTINGENCIES

Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System™ from the end user to the Disposal Facility. Transportation is currently sole-sourced to the United States Postal Service.  Management believes the risk of dependence is mitigated by the long-standing business relationship.  Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

NOTE 5.    LINE OF CREDIT

The Company completed an agreement with a financial institution on August 30, 2002 for a $1.25 million asset based line of credit.  Management believes that the Company’s current resources will be sufficient to fund operations through calendar year 2003.

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  Under the terms of SFAS No. 146, the statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan.  The effective date of the statement is for exit or disposal activities initiated after December 31, 2002 with early application encouraged.  Management does not believe that this statement will have a material impact on the results of operations or financial conditions of the Company at the time of adoption.

NOTE 7.    SUBSEQUENT EVENT

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation for $300,000.  As consideration for the asset purchase, the Company made a payment of $50,000 at closing and will make payments of $83,333 on March 1, 2003, September 1, 2003 and March 1, 2004 to Futura.  This asset purchase consists of all molds, fixtures, supplies and other fixed assets used in the manufacturing of the Pro-Tec product line.  Sharps did not assume any operations, other liabilities or employees as a part of this purchase.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to Sharps that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate,” “believe,” “estimate” and “intend” and words or phrases of similar import, as they relate to Sharps or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

GENERAL

Sharps develops cost-effective, logistical solutions for healthcare, hospitality and residential markets. These solutions include the Sharps Disposal by Mail™ System, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, SureTemp Totes, Pitch It™ IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements of federal, state and local agencies.

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation for $300,000.  As consideration for the asset purchase, the Company made a payment of $50,000 at closing and will make payments of $83,333 on March 1, 2003, September 1, 2003 and March 1, 2004 to Futura.  This asset purchase consists of all molds, fixtures, supplies and other fixed assets used in the manufacturing of the Pro-Tec product line.  Sharps did not assume any operations, other liabilities or employees as a part of this purchase.

The Pro-Tec product line offers medical sharps disposal containers, specialized for safe disposal of biomedical waste in a full range of services.  The Pro-Tec product line is a vertical business integration of the sharps disposal by mail products for the Company.  The Company will have savings in product cost on its Sharps Disposable by Mail System™ and sales to third parties of this product.

The Company has received a purchase order (approximately $600,000) for a new version of the Sharps Disposal by Mail System™ for residential use from a leading syringe manufacturer. This new product will be marketed and distributed by the syringe manufacturer nationwide.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2002 and 2001.

The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

	Three Months Ended September 30,
	2002	2001
Net revenues	100%	100%
Costs and expenses:
Cost of revenues	(67)%	(71)%
Selling, general and administrative	(41)%	(43)%
Depreciation and amortization	(1)%	(2)%
Total operating expenses	(110)%	(116)%
Loss from operations	(10)%	(16)%
Total other income	1%	1%
Net loss	(9)%	(15)%

QUARTER ENDED SEPTEMBER 30, 2002, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

Product Revenues for the quarter ended September 30, 2002 increased 48% as compared to the product revenues for the quarter ended September 30, 2001.  This is due to the timing of sales orders affected by the shipping of products to our customers (20%) and continued penetration of target markets, which resulted in strong revenue growth of 18% for SureTemp Totes and 10% for the Sharps Disposal by Mail System™.  During quarter ended September 30, 2002, the sale of products contributed 76% to total revenue while incineration, transportation and other services contributed 13%, 10%, and 1%, respectively, to total revenue. Product sales in quarter ended September 30, 2001 were 71% to total revenue while incineration, transportation and other services contributed 17%, 11%, and 1%, respectively, to total revenue.  The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

Cost of Revenue as a percent of revenue for the quarter ended September 30, 2002, decreased by 4% as compared to the Cost of Revenue as a percent of revenue for the quarter ended September 30, 2001.  This resulted from price increases on certain products and incineration services, which was partially offset by a lower blended gross profit margin due to the product mix sold during the quarter. The cost of revenue on products contributed 66% to total cost of revenue while incineration and transportation contributed 20% and 14%, respectively, to total cost of revenue during quarter ended September 30, 2002.  The cost of revenue on products contributed 56% to total cost of revenue while incineration and transportation contributed 29% and 15%, respectively, to total cost of revenue during quarter ended September 30, 2001.

Selling, general and administrative expenses declined as a percent of revenue to 41% for the quarter ended September 30, 2002 from 43% for the quarter ended September 30, 2001. The decline is due to increased sales and our ability to leverage the existing cost structure to support the new growth.  The increased dollar amount is attributed to increased headcount, commissions from higher sales volume, additional insurance expenses, additional professional fees and travel expenses.

The net loss from operations decreased in quarter ended September 30, 2002 as compared to quarter ended September 30, 2001 by approximately 6% as a percent of revenue. This improvement is substantially due to increased sales leveraging the existing cost structure.

The revenues and cost of revenues components for the quarter ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,
	2002		2001
	Revenue	Cost of Revenue	Revenue	Cost of Revenue

Products	$1,551,508	$906,342	$1,050,063	$586,057
Incineration Service	256,961	284,416	253,914	305,361
Transportation Service	209,681	190,632	166,487	155,307
Consulting Services	30,718	—	3,296	—

	$2,048,868	$1,381,390	$1,473,760	$1,046,725

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had approximately $1,744,000 in cash and accounts receivable. Current assets exceeded current liabilities by approximately $255,000 at September 30, 2002. On October 12, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for gross proceeds of $1,210,000, which improved the Company’s working capital position.

The Company completed an agreement with a financial institution on August 30, 2002 for a $1.25 million asset based line of credit.  Management believes that the Company’s current resources will be sufficient to fund operations through calendar year 2003.

Item 3.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this 10-QSB. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer’s most recent evaluation

PART II – OTHER INFORMATION

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

On January 7, 2002, the Company sold 16,667 shares of Common Stock for $16,667 in cash.  This transaction was exempt under Regulation D and Section 4 of the Securities Act of 1933 as a transaction not involving an issuer.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

The following exhibit is filed as part of this report.

		Exhibit No.	Description
None

	b)	Reports on Form 8-K

October 11, 2002 — Signed long-term lease for new corporate office.
October 11, 2002 — Acquisition of Pro-Tec Product Line Assets

ITEMS 1, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: November 13, 2002	By:	/s/ Gary L.Shell
Vice President and Chief Financial Officer

Dated: November 13, 2002	By:	/s/ Burt Kunik
Chief Executive Officer

CERTIFICATIONS

I, Burt Kunik, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Sharps Compliance Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/: Burt Kunik
Burt J. Kunik, Chairman of the Board, and Chief Executive Officer

I, Gary L. Shell, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Sharps Compliance Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such internal controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the internal controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Gary L. Shell
Gary L. Shell, Vice President and Chief Financial Officer

Exhibit Index

Ex. No.	Description

99.1	Management’s certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.