Form 10QSB
period 2002-12-31
SHARPS COMPLIANCE CORP
filed 2003-02-13
CIK 898770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number: 0-22390

SHARPS COMPLIANCE CORP.
(Exact name of small business issuer as specified in its Charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Kirby Drive, Houston, Texas 77054
(Address of principal executive offices)

(713) 432-0300
(Issuer's telephone number)

9050 Kirby Drive, Houston, Texas 77054
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:As of February 7, 2003, there were 9,872,023 shares of common stock, $0.01 par value

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$501,675	$133,363
Short-term investments	10,010	876,287
Accounts receivable, net	1,547,748	784,466
Inventory	477,862	331,463
Prepaids and other assets	179,395	219,406

TOTAL CURRENT ASSETS	2,716,690	2,344,985
PROPERTY AND EQUIPMENT, net	477,151	269,990
INTANGIBLE ASSETS, net	10,124	20,246
NOTE RECEIVABLE FROM STOCKHOLDER	—	320,000
OTHER ASSETS	11,694	37,294

TOTAL ASSETS	$3,215,659	$2,992,515

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$845,513	$636,124
Accrued liabilities	412,060	290,440
Deferred revenue—pump return	370,640	323,088
Current portion of deferred revenue—incineration	113,610	114,212
Current portion of deferred revenue—transportation	478,528	419,370
Notes payable and current portion of long-term debt	204,627	114,429

TOTAL CURRENT LIABILITIES	2,424,978	1,897,663
LONG-TERM DEFERRED REVENUE—INCINERATION, net of current portion	53,463	53,745
LONG-TERM DEFERRED REVENUE—TRANSPORTATION, net of current portion	225,190	197,351
LONG-TERM DEBT, net of current portion	99,971	24,227

TOTAL LIABILITIES	2,803,602	2,172,986
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share; 20,000,000 shares authorized; 9,872,023 and 9,822,023 shares issued and outstanding, respectively	98,720	98,220
Additional paid-in capital	6,883,563	6,846,313
Accumulated deficit	(6,570,226)	(6,125,004)

TOTAL STOCKHOLDERS' EQUITY	412,057	819,529

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,215,659	$2,992,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2002	2001
		(Restated)
REVENUES:
Distribution, net	$2,267,575	$1,424,517
Environmental	60,126	62,135
Consulting services	12,108	4,240

TOTAL REVENUES	2,339,809	1,490,892
COSTS AND EXPENSES:
Cost of revenues	1,598,551	1,076,405
Selling, general and administrative	958,146	788,879
Depreciation and amortization	46,695	33,094

TOTAL COSTS AND EXPENSES	2,603,392	1,898,378

OPERATING LOSS	(263,583)	(407,486)
INTEREST INCOME, net	6,563	10,867

NET LOSS	$(257,020)	$(396,619)

BASIC AND DILUTED NET LOSS PER SHARE	$(.03)	$(.04)

SHARES USED IN COMPUTING NET LOSS PER SHARE, BASIC AND DILUTED	9,862,784	9,661,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31,
	2002	2001
		(Restated)
REVENUES:
Distribution, net	$4,028,764	$2,641,067
Environmental	317,087	316,049
Consulting services	42,826	7,536

TOTAL REVENUES	4,388,677	2,964,652
COSTS AND EXPENSES:
Cost of revenues	2,979,941	2,123,130
Selling, general and administrative	1,799,957	1,417,671
Depreciation and amortization	67,846	65,284

TOTAL COSTS AND EXPENSES	4,847,744	3,606,085

OPERATING LOSS	(459,067)	(641,433)
INTEREST INCOME, net	13,845	23,321

NET LOSS	$(445,222)	$(618,112)

BASIC AND DILUTED NET LOSS PER SHARE	$(.05)	$(.07)

SHARES USED IN COMPUTING NET LOSS PER SHARE, BASIC AND DILUTED	9,842,403	9,183,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2002	2001
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(445,222)	$(618,112)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,846	65,284
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(763,282)	153,715
(Increase) decrease in inventory	(146,399)	(246,397)
(Increase) decrease in prepaids and other assets	65,611	46,855
Increase (decrease) in accounts payable	209,389	98,054
Increase (decrease) in accrued expenses & other liabilities	121,620	(77,400)
Increase (decrease) in deferred revenue	133,665	153,494

Net cash used in operating activities	(756,772)	(424,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(264,885)	(80,313)
Proceeds from stockholder note receivable	320,000	—

Net cash provided by (used in) investing activities	55,115	(80,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	250,000	—
Payments on notes payable	(84,058)	(62,061)
Issuance of common stock	37,750	1,268,215

Net cash provided by financing activities	203,692	1,206,154
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(497,965)	701,334
CASH AND CASH EQUIVALENTS, beginning of period	1,009,650	345,216

CASH AND CASH EQUIVALENTS, end of period	$511,685	$1,046,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 1. ORGANIZATION AND BACKGROUND

        The accompanying condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas dba Sharps Compliance, Inc., Sharps e-Tools.com, Inc., Sharps Manufacturing Inc., and Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. (collectively, "Sharps" or the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of December 31, 2002, the results of its operations for the three months ended December 31, 2002 and 2001, the results of its operations for the six months ended December 31, 2002 and 2001 and its cash flows for the six months ended December 31, 2002 and 2001. The results of operations for the six months ended December 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

        For purposes of the Unaudited Condensed Consolidated Statements of Cash Flows, cash equivalents includes all cash and all amounts in short-term investments, all of which have maturities of three months or less.

NOTE 3. REVENUE RECOGNITION

        On July 1, 2000, Sharps adopted the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which outlines the Staff's view and provides guidance related to revenue recognition. As a result, the Company has changed its revenue recognition policy relating to the multiple-deliverable revenue arrangements and to clarify and implement the shipping terms on the sales of products as F.O.B. destination. The adoption of SAB No. 101 has been accounted for as a cumulative effect of a change in accounting principle at July 1, 2000. Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, which is when the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. When returned, the container system is mailed to the incineration facility using the United States Postal Service ("USPS"). Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the revenue is deferred until all the services are performed. However, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

NOTE 4. CONTINGENCIES

        Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System™ from the end user to the Company's treatment facility. Transportation is currently sole-sourced to the USPS. Management believes the risk of dependence is mitigated by the long-standing business relationship. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available, in the event of disruption of service from the USPS.

NOTE 5. LINE OF CREDIT

        The Company completed an agreement with a financial institution on August 30, 2002, for a $1.25 million asset based line of credit. This line of credit is in the form of a factoring arrangement whereby 80% of qualified accounts receivable would be eligible for borrowing. As of December 31, 2002, approximately $1,000,000 would be available under the factoring arrangement for borrowing.

        Management believes that the Company's current resources, including credit under the line of credit, will be sufficient to fund operations through calendar year 2003.

NOTE 6. NOTE RECEIVABLE FROM STOCKHOLDER

        On December 31, 2002, the Note Receivable from Stockholder was paid in full. The Company received the principal and interest in the amount of $358,400.

NOTE 7. SUBSEQUENT RELATED PARTY TRANSACTION

        On January 2, 2003, Dr. Burt Kunik (Chief Executive Officer of the Company) sold 356,000 shares of common stock of Sharps Compliance Corp. in a private sale. Purchasers of these shares included New Century Equity Holdings Corp. (200,000 shares), a 9% shareholder in the Company, John Dalton (50,000 shares), a 12.5% holder in the Company and Philip Zerrillo (10,000 shares), a member of the Company's Board of Directors.

NOTE 8. ASSET PURCHASE (PRO-TEC)

        On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation ("Futura") for $300,000. As consideration for the asset purchase, the Company made a payment of $50,000 at closing and will make payments of $83,333 on March 1, 2003, September 1, 2003, and March 1, 2004 to Futura. This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. Sharps did not assume any operations, other liabilities, or employees as a part of this purchase.

NOTE 9. ACCOUNTS RECEIVABLE

        The accounts receivable balance at December 31, 2002, increased by approximately $760,000 over the June 30, 2002 balance, as a result of an increase in revenue for the six months ended December 31, 2002. Additionally, the receivable balance of $1,547,748 at December 31, 2002, includes two major accounts totaling $793,201, of which $598,870 has been collected since the end of the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-QSB contains certain forward-looking statements and information relating to Sharps that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate" and "intend" and words or phrases of similar import, as they relate to Sharps or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

GENERAL

        Sharps develops cost-effective, logistical solutions for healthcare, hospitality, and residential markets. These solutions include the Sharps Disposal by Mail™ System, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote™, Pitch It™ IV Poles, Sharps e-Tools and Sharps Environmental Services. Sharps products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, these services facilitate compliance with educational and training requirements of federal, state, and local agencies.

        On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation ("Futura") for $300,000. As consideration for the asset purchase, the Company made a payment of $50,000 at closing and will make payments of $83,333 on March 1, 2003, September 1, 2003, and March 1, 2004 to Futura. This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. Sharps did not assume any operations, other liabilities, or employees as a part of this purchase.

        The Pro-Tec product line offers medical sharps disposal containers, specialized for safe disposal of biomedical waste. The Pro-Tec product line is a vertical business integration of the sharps disposal by mail products for the Company. The Company should have an opportunity for savings in product cost on its Sharps Disposable by Mail System™ and sales to third parties of this product.

        During the quarter ended December 31, 2002, the Company has begun to sell a new product for enteral patients. This system is a variance of our Trip LesSystem™ and involves the Pump Return Box and Pitch It™ IV Poles.

        On November 13, 2002, the Company entered into an agreement with the United States Postal Service ("USPS") to have a Detached Mail Unit ("DMU") at the Sharps Environmental Services, Inc.'s leased facility. A DMU is a secure and exclusive space within the Carthage Facility, which is provided to the USPS for the processing of the Carthage Facility's mail. This should create an opportunity for operational efficiencies both for the USPS and Sharps. The DMU is expected to be operational within three months.

        On December 31, 2002, the Company entered into an agreement to purchase a new integrated accounting system. The system is designed to add operational efficiencies to Sharps and is expected to be operational within six months.

RESULTS OF OPERATIONS

        The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three months and six months ended December 31, 2002 and 2001.

        The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

	Three Months Ended December 31,				Six Months Ended December 31,
	2002		2001		2002		2001
Net revenues	100%		100%		100%		100%
Costs and expenses:
Cost of revenues	(68%	)	(72%	)	(68%	)	(72%	)
Selling, general and administrative	(41%	)	(53%	)	(41%	)	(48%	)
Depreciation and amortization	(2%	)	(2%	)	(1%	)	(2%	)

Total operating expenses	(111%	)	(127%	)	(110%	)	(122%	)

Loss from operations	(11%	)	(27%	)	(10%	)	(22%	)
Total other income	—		—		—		1%

Net loss	(11%	)	(27%	)	(10%	)	(21%	)

QUARTER ENDED DECEMBER 31, 2002, COMPARED TO QUARTER ENDED DECEMBER 31, 2001

        The revenues and cost of revenues components for the quarter ended December 31, 2002 and 2001 are as follows:

	Three Months Ended December 31,
	2002		2001
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Products	$1,989,648	$1,205,636	$1,245,833	$739,647
Incineration Service	60,126	137,335	62,135	171,230
Transportation Service	277,927	255,580	178,684	165,528
Consulting Services	12,108	—	4,240	—

	$2,339,809	$1,598,551	$1,490,892	$1,076,405

        Product revenues for the quarter ended December 31, 2002, increased 60% as compared to the product revenues for the quarter ended December 31, 2001. This is due to continued penetration of target markets, which resulted in strong revenue growth of 42% for Sharps Disposal by Mail System™, 7% for the SureTemp Totes, 7% for Pro-Tec containers and 4% for all other products. A significant portion of the increase in the Sharps Disposal by Mail System™ is due to the fulfillment of a purchase order from a leading syringe manufacturer who ordered a new version of the Sharps Disposal by Mail System™ for residential use. During the quarter ended December 31, 2002, sales of products contributed 85% to total revenue while incineration, transportation and other services contributed 3%, 12%, and 1%, respectively, to total revenue. Product sales in quarter ended December 31, 2001 were 84% to total revenue while incineration and transportation contributed 4% and 12%, respectively, to total revenue. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

        Cost of Revenue as a percent of revenue for the quarter ended December 31, 2002, decreased by 4% as compared to the Cost of Revenue as a percent of revenue for the quarter ended December 31,

2001. This resulted from price increases to customers on certain products and incineration services, which was partially offset by a lower blended gross profit margin due to the product mix sold during the quarter. The cost of revenue on products contributed 75% to total cost of revenue while incineration and transportation contributed 9% and 16%, respectively, to total cost of revenue during quarter ended December 31, 2002. The cost of revenue on products contributed 69% to total cost of revenue while incineration and transportation contributed 16% and 15%, respectively, to total cost of revenue during quarter ended December 31, 2001.

        Selling, general and administrative expenses declined as a percent of revenue to 41% for the quarter ended December 31, 2002 from 53% for the quarter ended December 31, 2001. The decline is due to increased sales and our ability to leverage on the existing cost structure to support new growth. The increased dollar amount is attributed to increased payroll expenses, rent expenses associated with the Company's new office facility, insurance expenses, professional fees and travel expenses.

        The net loss from operations decreased in the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001 by approximately 16% as a percent of revenue. This improvement is substantially due to increased sales leveraging on the Company's cost structure.

SIX MONTHS ENDED DECEMBER 31, 2002, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

        The revenues and cost of revenues components for the six months ended December 31, 2002 and 2001 are as follows:

	Six Months Ended December 31,
	2002		2001
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Products	$3,541,156	$2,111,978	$2,295,896	$1,325,704
Incineration Service	317,087	421,751	316,049	476,591
Transportation Service	487,608	446,212	345,171	320,835
Consulting Services	42,826	—	7,536	—

	$4,388,677	$2,979,941	$2,964,652	$2,123,130

        Product revenues for the six months ended December 31, 2002 increased 54% as compared to the product revenues for the six months ended December 31, 2001. This is due to continued penetration of target markets, which resulted in strong revenue growth of 34% for Sharps Disposal by Mail System™, 13% for the SureTemp Totes, 5% for Pro-Tec containers and 2% for all other products. A significant portion of the increase in the Sharps Disposal by Mail System™ is due to the fulfillment of a purchase order from a leading syringe manufacturer who ordered a new version of the Sharps Disposal by Mail System™ for residential use. During the six months ended December 31, 2002, sales of products contributed 81% to total revenue while incineration, transportation and other services contributed 7%, 11%, and 1%, respectively, to total revenue. Product sales for the six months ended December 31, 2001 were 77% to total revenue while incineration transportation contributed 11% and 12%, respectively, to total revenue. The Company expects that its results of operations will continue to fluctuate between periods based upon the timing and level of sales to distributors.

        Cost of Revenue as a percent of revenue for the six months ended December 31, 2002, decreased by 4% as compared to the Cost of Revenue as a percent of revenue for the six months ended December 31, 2001. This resulted from price increases to customers on certain products and incineration services, which was partially offset by a lower blended gross profit margin due to the product mix sold during the quarter. The cost of revenue on products contributed 71% to total cost of revenue while incineration and transportation contributed 14% and 15%, respectively, to total cost of revenue during six months ended December 31, 2002. The cost of revenue on products contributed 62% to total cost of revenue while incineration and transportation contributed 23% and 15%, respectively, to total cost of revenue during six months ended December 31, 2001.

        Selling, general and administrative expenses declined as a percent of revenue to 41% for the six months ended December 31, 2002 from 48% for the six months ended December 31, 2001. The decline is due to increased sales and our ability to leverage the existing cost structure to support the new growth. The increased dollar amount is attributed to increased payroll expenses, rent expenses associated with the Company's new office facility, insurance expenses, professional fees and travel expenses.

        The net loss from operations decreased in six months ended December 31, 2002 as compared to six months ended December 31, 2001 by approximately 11% as a percent of revenue. This improvement is substantially due to increased sales leveraging on the Company's cost structure.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, the Company had $511,685 in cash and short-term investments and $1,547,748 accounts receivable. Current assets exceeded current liabilities by approximately $292,000 at December 31, 2002. On October 12, 2001, the Company completed a private placement of 1,100,000 shares of its common stock for gross proceeds of $1,210,000 which improved the Company's working capital position.

        The accounts receivable balance at December 31, 2002, increased by approximately $760,000 over the June 30, 2002 balance, as a result of an increase in revenue for the six months ended December 31, 2002. Additionally, the receivable balance of $1,547,748 at December 31, 2002, includes two major accounts totaling $793,201, of which $598,870 has been collected since the end of the quarter.

        On December 31, 2002, the Company received the principal and interest on the Note Receivable from Stockholder in the amount of $358,400.

        The Company completed an agreement with a financial institution on August 30, 2002 for a $1.25 million asset based line of credit. This line of credit is in the form of a factoring arrangement whereby 80% of qualified accounts receivable would be eligible for borrowing. As of December 31, 2002, $1,000,000 would be available under the factoring arrangement for borrowing.

        Management believes that the Company's current resources, including the line of credit, will be sufficient to fund operations through calendar year 2003.

ITEM 3. CONTROLS AND PROCEDURES

        Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures and based upon an evaluation, within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this 10-QSB. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's most recent evaluation.

PART II OTHER INFORMATION

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

        On January 7, 2002, the Company sold 16,667 shares of Common Stock for $16,667 in cash. This transaction was exempt under Regulation D and Section 4 of the Securities Act of 1933 as a transaction not involving a public offering.

        On October 18, 2002, the Company sold 50,000 shares of Common Stock for $37,750 in cash. This transaction was issued under the Company's 1993 Employee Stock Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on October 23, 2002, the following matters were adopted:

  1)
  To elect directors Lee Cooke, Parris H. Holmes Jr., Dr. Burt Kunik, Philip C. Zerrillo and Ramsay Gillman to serve until the 2003 Annual Meeting of Stockholders.

  2)
  Proposal to 1) increase the number of shares of common stock available under the 1993 stock plan by 2.0 million shares of common stock for a total of 3.0 million shares of common stock and 2) extend the terms of the 1993 stock plan by five (5) years such that the 1993 stock plan will expire on November 12, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

        The following exhibit is filed as part of this report.

Exhibit No.	Description
10.35	Employment Agreement effective January 1, 2003, by and between Sharps Compliance Corp. and Dr. Burt Kunik (incorporated by reference from 13D/A dated January 10, 2003).
  b)
  Reports on Form 8-K

  October 11, 2002—Signed long-term lease for new corporate office.
  October 11, 2002—Acquisition of Pro-Tec Product Line Assets

ITEMS 3 and 5 are not applicable and have been omitted.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP.
Dated: February 12, 2003	By:	/s/ GARY SHELL Vice President and Chief Financial Officer
Dated: February 12, 2003	By:	/s/ BURT KUNIK Chief Executive Officer

CERTIFICATIONS

I, Burt Kunik certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Sharps Compliance Corporation;

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures, as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ BURT KUNIK Burt J. Kunik, Chief Executive Officer

I, Gary Shell certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Sharps Compliance Corporation;

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ GARY SHELL Gary L. Shell, Chief Financial Officer

Exhibit Index

Ex. No.	Description
99.1	Management's certifications required pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES INDEX
  PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. CONTROLS AND PROCEDURES
  PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  ITEMS 3 and 5 are not applicable and have been omitted.
SIGNATURES
CERTIFICATIONS
  Exhibit Index