Form 10KSB/A
period 2002-06-30
SHARPS COMPLIANCE CORP
filed 2003-05-13
CIK 898770

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

        The Sharps Disposal by Mail System™ (referred to as "Mailbacks") is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and Retail industries. The Sharps Disposal by Mail System™ contains a securely sealed, leak and puncture resistant sharps container in several sizes; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters; a red bag for additional containment; and complete documentation and tracking manifest. Customers who use the Sharps Disposal by Mail System™ are responsible for mailing the System to the Company's disposal facility for incineration (i.e. Sharps Environmental Services). Upon destruction, Sharps supplies verification of destruction to the customer.

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

        Sharps' asset return boxes, the Sharps Pump Return Box and Sharps Enteral Pump Return Box (referred to as "Pump Returns"), are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, like infusion and enteral pumps, phototherapy and TENS units, between the healthcare provider and the patient.

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

ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB/A. See "Information Regarding Forward Looking Statements."

ADOPTION OF SAB NO. 101 AND RESTATEMENT OF FISCAL YEAR 2001

During the fiscal year 2002 and subsequent to the issuance of its 2001 Financial Statements, the Company (utilizing guidance provided by the Securities and Exchange Commission) changed its methodology of revenue recognition under SAB No. 101. The Company's new methodology is explained in detail in Footnote 2 to the Company's consolidated Financial Statements—Summary of Significant Accounting Policies: Revenue Recognition.

Below is a reconciliation of the June 30, 2001 restated financial statements to that previously reported. The adjustments consist primarily of, (i) the deferral of previously recognized revenue, (ii) the reversal of previously accrued costs, and (iii) the cumulative effect of the change in accounting principle. Each adjustment is explained in detail in the notes to the tables below.

The cumulative effect of the change in accounting principle (described in note 13 below) includes the deferral of $498,824 in revenue, of which $453,000 was "recycled" and recognized during the fiscal year 2001 in accordance with the new revenue recognition accounting policy.

In addition to the restatement adjustments, the Company also recorded the reclassification of certain operations related labor costs from "Selling, general & administrative" expense to "Cost of revenue". These adjustments represent the correction of a prior year classification error which have no impact on the reported net losses of the Company.

	June 30, 2001
BALANCE SHEET	As Previously Reported	Adjustment		As Restated
Accrued liabilities	$131,948	$4,999	(1)	$136,947
Accrued disposal cost	662,632	(662,632	)(2)	—
Deferred revenue—pump return	—	195,669	(3)	195,669
Deferred revenue—incineration	85,843	11,347	(4)	97,190
Deferred revenue—transportation	—	339,200	(5)	339,200
Long-term accrued disposal costs	253,518	(253,518	)(6)	—
Long-term deferred revenue—incineration	40,396	5,340	(7)	45,736
Long-term deferred revenue—transportation	—	159,624	(8)	159,624
	Year Ended June 30, 2001
STATEMENT OF OPERATIONS	As Previously Reported	Adjustment		As Restated
Sales, net	$4,466,079	$(534,260	)(9)	$3,931,819
Consulting services and environmental	185,224	300,395	(10)	485,619

	4,651,303	(233,865)		4,417,438
Cost of revenue	(2,332,475)	(191,263	)(11)	(2,523,738)
Selling, general and administrative	(3,206,643)	292,351	(12)	(2,914,292)
Other income (expense)	(73,735)	—		(73,735)

	(5,612,853)	101,088		(5,511,765)

Loss before cumulative effect of a change in accounting principle	(961,550)	(132,777)		(1,094,327)
Cumulative effect of a change in accounting principle	—	332,748	(13)	332,748

Net loss	$(961,550)	$199,971		$(761,579)

Basic and diluted (loss) per share before cumulative effect	$(0.11)	$(.02)		$(0.13)
Cumulative effect	—	.04		0.04

Basic and diluted net income (loss) per share	$(0.11)	$.02		$(0.09)

(1)
Represents the reclassification of certain insurance costs from accrued disposal costs to accrued liabilities.
(2)
Represents the reversal of accrued disposal costs directly associated with previously recognized revenue (but now deferred in conjunction with the adoption of SAB No. 101).
(3)
Represents the deferred transportation revenue associated with Pump Return products that have not been returned.
(4)
Represents the deferred incineration revenue associated with Mail Back products that have not been incinerated.
(5)
Represents the deferred transportation revenue associated Mail Back products that have not been returned.
(6)
Represents the reversal of long-term accrued disposal costs directly associated with previously recognized revenue (but now deferred in conjunction with the adoption of SAB No. 101).
(7)
Represents the deferred incineration revenue associated with Mail Back products that have not been incinerated.
(8)
Represents the deferred transportation revenue associated Mail Back products that have not been returned.

(9)
Represents, (i) the reclassification of $300,395 in incineration revenue to "Consulting services and environmental" revenue from "Sales, net", (ii) the deferral of $130,253 in transportation revenue associated Mail Back products that have not been returned and (iii) the deferral of $103,612 in transportation revenue associated with Pump Return products that have not been returned.
(10)
Represents the reclassification of $300,395 in incineration revenue from "Sales, net" to "Consulting services and environmental" revenue.
(11)
Represents, (i) the reclassification of $292,351 in operations related labor costs to "Cost of revenue" from "Selling, general & administrative" expense (this is a correction of a prior year classification error), partially offset by (ii) the $101,088 reversal of accrued disposal and transportation costs directly associated with previously recognized revenue (but now deferred in conjunction with the adoption of SAB No. 101).
(12)
Represents the reclassification of $292,351 in operations related labor costs from "Selling, general & administrative" expense to "Cost of revenue" (this is a correction of a prior year classification error).
(13)
Represents the cumulative effect adjustment resulting from the adoption of SAB No. 101 which is comprised of the following items, (i) the reversal of $831,572 in accrued disposal costs directly associated with the previously recognized revenue, partially offset by, (ii) the deferral of $498,824 in transportion and incineration revenue associated with products that have not been returned.

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

YEAR ENDED JUNE 30, 2002, COMPARED TO YEAR ENDED JUNE 30, 2001 (AS RESTATED),

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

        Revenue Recognition:    The Company's prior revenue recognition policy was to recognize all revenue except for incineration at point of original sale of the product. The Company has since revised its adoption of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the Securities and Exchange Commission. Under the revisions, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal of Mail Systems, referred to as "Mailbacks" and Sharps Pump Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, which is when the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. Usually, the container system is mailed to the incineration facility using the U.S. Postal Service. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sharps Compliance Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Sharps Compliance Corp. as of June 30, 2001 and for each of the two years in the period ended June 30, 2001, before the restatements and revisions discussed below, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 18, 2001 (except with respect to the matter discussed in Note 11, as to which the date is October 11, 2001).

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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues for the year ended June 30, 2001. Also, as discussed in Note 11, the accompanying consolidated financial statements as of and for the year ended June 30, 2001 have been restated.

As described above, the financial statements of Sharps Compliance Corp. as of June 30, 2001, and for each of the two years then ended were audited by other auditors who have ceased operations. As discussed in Note 11, these financial statements have been restated. We audited the adjustments described in Note 11 that were applied to restate the June 30, 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the June 30, 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the June 30, 2001 consolidated financial statements taken as a whole.

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
    which the date is October 11, 2001)

THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN L.L.P. REPORT AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN L.L.P. THE CONSOLIDATED FINANCIAL STATEMENTS OF SHARPS COMPLIANCE CORP. AS OF JUNE 30, 2001 HAVE BEEN RESTATED AS DESCRIBED IN NOTE 11 TO THE FINANCIAL STATEMENTS AND IN THE LAST PARAGRAPH OF THE REPORT OF MANN FRANKFORT STEIN & LIPP, CPA'S L.L.P. DATED SEPTEMBER 9, 2002.

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

        The Sharps Disposal by Mail System™ (referred to as "Mailbacks") is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for the commercial, industrial and home healthcare industries. The Sharps Disposal by Mail System™ contains a securely sealed, leak and puncture resistant sharps container in several sizes; U.S. Postal Service approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters of waste; a red bag for additional containment; and complete documentation and tracking manifest. Customers who use the Sharps Disposal by Mail System™ are responsible for mailing the systems to the Company's disposal facility for incineration (i.e. Sharps Environmental Services).

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

        Sharps' asset return boxes, the Sharps Pump Return Box and Sharps Enteral Pump Return Box (referred to as "Pump Returns") , are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, like infusion and Enteral pumps.

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

        Revenue Recognition:    The Company's prior revenue recognition policy was to recognize all revenue except for incineration at point of original sale of the product. The Company has since revised its adoption of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the Securities and Exchange Commission. Under the revisions, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as "Mailbacks" and Sharps Pump Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offer by third parties, with and the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, which is when the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. Usually, the container system is mailed to the incineration facility using the U.S. Postal Service. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

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

$744,976

NOTE 11—ADOPTION OF SAB NO. 101 AND RESTATEMENT OF FISCAL YEAR 2001

        During fiscal year 2002 and subsequent to the issuance of its 2001 Financial Statements, the Company (utilizing guidance provided by the Securities and Exchange Commission) change its methodology of revenue recognition under SAB No. 101. The Company's new methodology is explained in detail in Footnote 2 to the Company's Financial Statements—Summary of Significant Accounting Policies: Revenue Recognition.

        Below is a reconciliation of the June 30, 2001 restated financial statements to that previously reported. The adjustments consist primarily of, (i) the deferral of previously recognized revenue, (ii) the reversal of previously accrued costs, and (iii) the cumulative effect of the change in accounting principle. Each adjustment is explained in detail in the notes to the tables below.

        The cumulative effect of the change in accounting principle (described in note 13 below) includes the deferral of $498,824 in revenue, of which $453,000 was "recycled" and recognized during fiscal year 2001 in accordance with the new revenue recognition accounting policy.

        In addition to the restatement adjustments, the Company also recorded the reclassification of certain operations related labor costs from "Selling, general & administrative" expense to "Cost of revenue". These adjustments represent the correction of a prior year classification error which have no impact on the reported net losses of the Company.

	June 30, 2001
BALANCE SHEET	As Previously Reported	Adjustment		As Restated
Accrued liabilities	$131,948	$4,999	(1)	$136,947
Accrued disposal cost	662,632	(662,632	)(2)	—
Deferred revenue—pump return	—	195,669	(3)	195,669
Deferred revenue—incineration	85,843	11,347	(4)	97,190
Deferred revenue—transportation	—	339,200	(5)	339,200
Long-term accrued disposal costs	253,518	(253,518	)(6)	—
Long-term deferred revenue—incineration	40,396	5,340	(7)	45,736
Long-term deferred revenue—transportation	—	159,624	(8)	159,624
	Year Ended June 30, 2001
STATEMENT OF OPERATIONS	As Previously Reported	Adjustment		As Restated
Sales, net	$4,466,079	$(534,260	)(9)	$3,931,819
Consulting services and environmental	185,224	300,395	(10)	485,619

	4,651,303	(233,865)		4,417,438
Cost of revenue	(2,332,475)	(191,263	)(11)	(2,523,738)
Selling, general and administrative	(3,206,643)	292,351	(12)	(2,914,292)
Other income (expense)	(73,735)	—		(73,735)

	(5,612,853)	101,088		(5,511,765)

Loss before cumulative effect of a change in accounting principle	(961,550)	(132,777)		(1,094,327)
Cumulative effect of a change in accounting principle	—	332,748	(13)	332,748

Net loss	$(961,550)	$199,971		$(761,579)

Basic and diluted (loss) per share before cumulative effect	$(0.11)	$(.02)		$(0.13)
Cumulative effect	—	.04		0.04

Basic and diluted net income (loss) per share	$(0.11)	$.02		$(0.09)

(1)
Represents the reclassification of certain insurance costs from accrued disposal costs to accrued liabilities.
(2)
Represents the reversal of accrued disposal costs directly associated with previously recognized revenue (but now deferred in conjunction with the adoption of SAB No. 101).
(3)
Represents the deferred transportation revenue associated with Pump Return products that have not been returned.
(4)
Represents the deferred incineration revenue associated with Mail Back products that have not been incinerated.
(5)
Represents the deferred transportation revenue associated Mail Back products that have not been returned.

(6)
Represents the reversal of long-term accrued disposal costs directly associated with previously recognized revenue (but now deferred in conjunction with the adoption of SAB No. 101).
(7)
Represents the deferred incineration revenue associated with Mail Back products that have not been incinerated.
(8)
Represents the deferred transportation revenue associated Mail Back products that have not been returned.
(9)
Represents, (i) the reclassification of $300,395 in incineration revenue to "Consulting services and environmental" revenue from "Sales, net", (ii) the deferral of $130,253 in transportation revenue associated Mail Back products that have not been returned and (iii) the deferral of $103,612 in transportation revenue associated with Pump Return products that have not been returned.
(10)
Represents the reclassification of $300,395 in incineration revenue from "Sales, net" to "Consulting services and environmental" revenue.
(11)
Represents, (i) the reclassification of $292,351 in operations related labor costs to "Cost of revenue" from "Selling, general & administrative" expense (this is a correction of a prior year classification error), partially offset by (ii) the $101,088 reversal of accrued disposal and transportation costs directly associated with previously recognized revenue (but now deferred in conjunction with the adoption of SAB No. 101).
(12)
Represents the reclassification of $292,351 in operations related labor costs from "Selling, general & administrative" expense to "Cost of revenue" (this is a correction of a prior year classification error).
(13)
Represents the cumulative effect adjustment resulting from the adoption of SAB No. 101 which is comprised of the following items, (i) the reversal of $831,572 in accrued disposal costs directly associated with the previously recognized revenue, partially offset by, (ii) the deferral of $498,824 in transportion and incineration revenue associated with products that have not been returned.

NOTE 12—SUBSEQUENT EVENT

       On August 30, 2002, the Company completed an agreement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor, at its election, receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance) with the agreement extending for one year, at which time either party has the right to terminate the agreement. If no termination is exercised, then it will be extended from year to year. The Company may borrow up to 80% of eligible receivables presented and will incur interest on borrowings at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. In addition, the Company granted 9,000 warrants to the financial institution to purchase 9,000 shares of common stock at $1.65 per share. The warrants expire August 30, 2007.

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACTS OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the accompanying Quarterly Report of Sharps Compliance Corporation (the "Company") on Form 10-QSB for the quarter ended December 31, 2002 (the "Report"), I, Burt J. Kunik, Chief Executive Officer of the Company, hereby certify that to my knowledge:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2003	/s/ BURT J. KUNIK Burt J. Kunik, Chief Executive Officer

        In connection with the accompanying Quarterly Report of Sharps Compliance Corporation (the "Company") on Form 10-QSB for the quarter ended December 31, 2002 (the "Report"), I, Gary Shell, Chief Financial Officer of the Company, hereby certify that to my knowledge:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2003	/s/ GARY SHELL Gary Shell, Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
IN ACCORDANCE WITH SECTION 906 OF SARBANES-OXLEY ACT

        In accordance with Section 906 of the Sarbanes-Oxley Act, I, Burton J. Kunik, Chief Executive officer of Sharps Compliance Corp. (the "Company"), state and attest, to the best of my knowledge, that the Company's Form 10-KSB for the year ended June 30, 2002, and filed with the Securities and Exchange Commission on September 20, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ BURTON J. KUNIK

Dr. Burton J. Kunik
Chairman of the Board,
and Chief Executive Officer
September 21, 2002

EXHIBIT 99.2

CERTIFICATION BY CHIEF FINANCIAL OFFICER
IN ACCORDANCE WITH SECTION 906 OF SARBANES-OXLEY ACT

        In accordance with Section 906 of the Sarbanes-Oxley Act, I, Gary L. Shell, Chief Financial Officer of Sharps Compliance Corp. (the "Company"), state and attest, to the best of my knowledge, that the Company's Form 10-KSB for the year ended June 30, 2002, and filed with the Securities and Exchange Commission on September 20, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The information contained in this Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ GARY L. SHELL

Gary L. Shell
Vice President,
and Chief Financial Officer
September 21, 2002

QuickLinks

TABLE OF CONTENTS* ANNUAL REPORT ON FORM 10-KSB
  INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  PRODUCTS AND SERVICES
  MARKETS
  INDUSTRY ANALYSIS
  MARKET SIZE
  RESEARCH AND DEVELOPMENT
  MARKET RISKS
  INTELLECTUAL PROPERTY
  RISK FACTORS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 4. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 5. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ADOPTION OF SAB NO. 101 AND RESTATEMENT OF FISCAL YEAR 2001
  RESULTS OF OPERATIONS
  YEAR ENDED JUNE 30, 2002, COMPARED TO YEAR ENDED JUNE 30, 2001 (AS RESTATED),
  LIQUIDITY AND CAPITAL RESOURCES
  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
  CRITICAL ACCOUNTING POLICIES
  RECENTLY ISSUED ACCOUNTING STANDARDS
  ITEM 6. FINANCIAL STATEMENTS
PART III
  ITEM 8. EXECUTIVE COMPENSATION
  ITEM 9. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 11. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002 AND 2001
  EXHIBIT 99.1
CERTIFICATION BY CHIEF EXECUTIVE OFFICER IN ACCORDANCE WITH SECTION 906 OF SARBANES-OXLEY ACT
CERTIFICATION BY CHIEF FINANCIAL OFFICER IN ACCORDANCE WITH SECTION 906 OF SARBANES-OXLEY ACT