Form 10QSB/A
period 2002-12-31
SHARPS COMPLIANCE CORP
filed 2003-05-13
CIK 898770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
		(As Restated)
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
		(As Restated)
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
		(As Restated)
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

NOTE 10. ADOPTION OF SAB 101 AND RESTATEMENT OF 2001

        During fiscal year 2002 and subsequent to the issuance of its 2001 Financial Statements, the Company (utilizing guidance provided by the Securities and Exchange Commission) changed its methodology of revenue recognition under SAB No. 101. The Company's new methodology is explained in detail in Footnote 2—Summary of Significant Accounting Policies: Revenue Recognition.

        Below is a reconciliation of the June 30, 2001 restated financial statements to that previously reported. The adjustments consist primarily of the deferral of previously recognized revenue and the reversal of previously accrued costs. Each adjustment is explained in detail in the notes to the tables below.

        In addition to the restatement adjustments, the Company also recorded the reclassification of certain operations related to labor costs from "Selling, general & administrative" expense to "Cost of revenue". These adjustments represent the correction of a prior year classification error which has no impact on the reported net losses of the Company.

	Quarter Ended December 31, 2001
	As Stated	Adjustments		As Restated
Sales, net	$1,420,448	$4,069	(1)	$1,424,517
Environmental	57,013	5,122	(2)	62,135
Consulting services and other	4,240	—		4,240

TOTAL REVENUE	1,481,701	9,191		1,490,892
Cost of revenue	1,027,582	48,823	(3)	1,076,405
Selling, general, and administrative	865,253	(76,374)	(4)	788,879
Depreciation and amortization	33,094	—		33,094

OPERATING (LOSS)/INCOME	(444,228)	37,742		(407,486)
Interest income, net	10,606	261		10,867

NET (LOSS)/INCOME	$(433,622)	$38,003		$(396,619)

Basic and Diluted Net Loss per Share	$(0.04)	$(0.00)		$(0.04)

Shares Used in Computing Basic and Diluted Net Loss per Share	9,661,878	9,661,878		9,661,878

	Six-Months Ended December 31, 2001
	As Stated	Adjustments		As Restated
Sales	$2,916,207	$(275,140	)(5)	$2,641,067
Environmental	260,369	55,680	(6)	316,049
Consulting services and other	7,536	—		7,536

TOTAL REVENUE	3,184,112	(219,460)		2,964,652
Cost of revenue	2,171,760	(48,630	)(7)	2,123,130
Selling, general, and administrative	1,564,295	(146,624	)(8)	1,417,671
Depreciation and amortization	65,284	—		65,284

OPERATING (LOSS)/INCOME	(617,227)	(24,206)		(641,433)
Interest income, net	23,320	1		23,321

NET (LOSS)/INCOME	$(593,907)	$(24,205)		$(618,112)

Basic and Diluted Net Loss per Share	$(0.06)	$(0.00)		$(0.07)

Shares Used in Computing Basic and Diluted Net Loss per Share	9,183,617	9,183,617		9,183,617

(1)
Represents the net deferral of transportation and incineration revenue associated with Mail Back products and the deferral of transportation revenue associated with Pump Return products associated with items that have not yet been returned.

(2)
Represents the reclassification of $5,122 in incineration revenue from "Sales, net" to "consulting services and environmental" revenue.

(3)
Represents, (i) the reclassification of $76,634 in operations related labor costs to "Cost of revenue" from "Selling, general & administrative" expense (this is a correction of a prior year classification error), partially offset by (ii) the reversal of $27,551 in accrued disposal and transportation costs directly associated with previously recognized revenue (but now deferred in conjunction with the adoption of SAB No. 101).

(4)
Represents the reclassification of $76,374 in operations related labor costs from "Selling, general & administrative" expense to "Cost of revenue" (this is a correction of a prior year classification error).

(5)
Represents the deferral of transportation and incineration revenue associated with Mail Back products and the deferral of transportation revenue associated with Pump Return products associated with items that have not yet been returned.

(6)
Represents the reclassification of $55,680 in incineration revenue from "Sales, net" to "consulting services and environmental" revenue.

(7)
Represents, (i) the reclassification of $146,624 in operations related labor costs to "Cost of revenue" from "Selling, general & administrative" expense (this is a correction of a prior year classification error), partially offset by (ii) the reversal of $97,994 in accrued disposal and transportation costs directly associated with previously recognized revenue (but now deferred in conjunction with the adoption of SAB No. 101).

(8)
Represents the reclassification of $146,624 in operations related labor costs from "Selling, general & administrative" expense to "Cost of revenue" (this is a correction of a prior year classification error).

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

        The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

	Three Months Ended December 31,				Six Months Ended December 31,
	2002		2001		2002		2001
Net revenues	100%		100%		100%		100%
Costs and expenses:
Cost of revenues	(68%	)	(72%	)	(68%	)	(72%	)
Selling, general and administrative	(41%	)	(53%	)	(41%	)	(48%	)
Depreciation and amortization	(2%	)	(2%	)	(1%	)	(2%	)

Total operating expenses	(111%	)	(127%	)	(110%	)	(122%	)

Loss from operations	(11%	)	(27%	)	(10%	)	(22%	)
Total other income	—		—		—		1%

Net loss	(11%	)	(27%	)	(10%	)	(21%	)

QUARTER ENDED DECEMBER 31, 2002, COMPARED TO QUARTER ENDED DECEMBER 31, 2001

        The revenues and cost of revenues components for the quarter ended December 31, 2002 and 2001 are as follows:

	Three Months Ended December 31,
	2002		2001 (As Restated)
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Products	$1,989,648	$1,205,636	$1,245,833	$739,647
Incineration Service	60,126	137,335	62,135	171,230
Transportation Service	277,927	255,580	178,684	165,528
Consulting Services	12,108	—	4,240	—

	$2,339,809	$1,598,551	$1,490,892	$1,076,405

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

SIX MONTHS ENDED DECEMBER 31, 2002, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

        The revenues and cost of revenues components for the six months ended December 31, 2002 and 2001 are as follows:

	Six Months Ended December 31,
	2002		2001 (As Restated)
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Products	$3,541,156	$2,111,978	$2,295,896	$1,325,704
Incineration Service	317,087	421,751	316,049	476,591
Transportation Service	487,608	446,212	345,171	320,835
Consulting Services	42,826	—	7,536	—

	$4,388,677	$2,979,941	$2,964,652	$2,123,130

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

Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company's activities subsequent to adoption.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and adopted for this Form 10-Q.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying EITF 00-21, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. It also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This pronouncement is applicable to revenue arrangements entered into beginning in 2004. The Company believes that it is in compliance with the requirements of EITF 00-21 as described in the revenue recognition disclosure in Notes 2 and 11 of the consolidated financial statements as of June 30, 2002 contained in Form 10-KSB.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending December 15, 2002. The Company adopted the disclosure provisions for this Form 10-K. As the Company will continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", the accounting for stock-based employee compensation will not change as a result of SFAS No. 148. The new interim disclosure provisions will be effective for the Company beginning with the quarter ended September 30, 2003.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46 will have any impact on the Company's financial position or results of operations.

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
SIGNATURES
CERTIFICATIONS