Form 10QSB
period 2003-03-31
SHARPS COMPLIANCE CORP
filed 2003-05-13
CIK 898770

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2003, there were 9,880,356 shares of common stock, $0.01 par value

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$340,110	$999,640
Restricted cash	48,318	10,010
Accounts receivable, net	860,979	784,466
Inventory	332,131	331,463
Prepaid and other assets	147,206	219,406

TOTAL CURRENT ASSETS	1,728,744	2,344,985
PROPERTY AND EQUIPMENT, net	466,708	269,990
INTANGIBLE ASSETS, net	5,062	20,246
NOTE RECEIVABLE FROM STOCKHOLDER	—	320,000
OTHER ASSETS	11,694	37,294

TOTAL ASSETS	$2,212,208	$2,992,515

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$501,422	$636,124
Accrued liabilities	433,216	290,440
Deferred revenue—pump return	500,803	323,088
Current portion of deferred revenue—incineration	110,220	114,212
Current portion of deferred revenue—transportation	461,506	419,370
Notes payable and current portion of long-term debt	127,605	114,429

TOTAL CURRENT LIABILITIES	2,134,772	1,897,663
LONG-TERM DEFERRED REVENUE—INCINERATION, net of current portion	51,868	53,745
LONG-TERM DEFERRED REVENUE—TRANSPORTATION, net of current portion	217,179	197,351
LONG-TERM DEBT, net of current portion	98,467	24,227

TOTAL LIABILITIES	2,502,286	2,172,986
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value per share; 20,000,000 shares authorized; 9,880,356 and 9,822,023 shares issued and outstanding, respectively	98,804	98,220
Additional paid-in capital	6,887,730	6,846,313
Accumulated deficit	(7,276,612)	(6,125,004)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(290,078)	819,529

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,212,208	$2,992,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2003	2002	2003	2002
		(Restated)		(Restated)
REVENUES:
Distribution, net	$1,761,374	$1,538,741	$5,790,138	$4,235,487
Environmental	48,830	73,558	365,917	333,927
Consulting services	27,592	8,495	70,418	16,032

TOTAL REVENUES	1,837,796	1,620,794	6,226,473	4,585,446
COSTS AND EXPENSES:
Cost of revenues	1,438,175	1,004,474	4,418,116	3,127,602
Selling, general and administrative	1,065,503	654,627	2,865,460	2,072,299
Depreciation and amortization	39,927	21,597	107,773	86,881

TOTAL COSTS AND EXPENSES	2,543,605	1,680,698	7,391,349	5,286,782

OPERATING LOSS	(705,809)	(59,904)	(1,164,876)	(701,336)
INTEREST (EXPENSE) INCOME, net	(577)	8,038	13,268	31,358

NET LOSS	$(706,386)	$(51,866)	$(1,151,608)	$(669,978)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.01)	$(0.12)	$(0.07)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	9,874,060	9,820,899	9,852,802	9,391,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2003	2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,151,608)	$(669,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,773	86,881
Inventory write-down	86,918	—
Bad debt expense	75,000	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(164,334)	103,080
(Increase) decrease in inventory	(87,586)	(181,225)
(Increase) decrease in prepaid and other assets	110,621	73,634
Increase (decrease) in accounts payable	(134,702)	20,991
Increase (decrease) in accrued and other liabilities	142,776	(39,861)
Increase (decrease) in deferred revenue	233,810	217,763

Net cash used in operating activities	(781,332)	(388,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(289,307)	(84,013)
Proceeds from note receivable from stockholder	320,000	—

Net cash provided by (used in) investing activities	30,693	(84,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	250,000	—
Payments on notes payable	(162,584)	(100,433)
Issuance of common stock	42,001	1,284,882

Net cash provided by financing activities	129,417	1,184,449

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(621,222)	711,721
CASH AND CASH EQUIVALENTS, beginning of period	1,009,650	345,216

CASH AND CASH EQUIVALENTS, end of period	$388,428	$1,056,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1. ORGANIZATION AND BACKGROUND

        The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas dba Sharps Compliance, Inc., Sharps e-Tools.com, Inc., Sharps Manufacturing Inc., and Sharps Environmental Services, Inc. dba Sharps Environmental Services of Texas, Inc. (collectively, "Sharps" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of the Company as of March 31, 2003, the results of its operations for the three and nine months ended March 31, 2003 and 2002 and its cash flows for the nine months ended March 31, 2003 and 2002. The results of operations for the nine months ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 2002.

        For purposes of the Unaudited Condensed Consolidated Statements of Cash Flows, cash and cash equivalents includes restricted cash.

NOTE 3. REVENUE RECOGNITION

        On July 1, 2000, Sharps adopted the SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" ("SAB No. 101"), which outlines the SEC Staff's view and provides guidance related to revenue recognition. As a result, the Company has changed its revenue recognition policy relating to the multiple-deliverable revenue arrangements and to clarify and implement the shipping terms on the sales of products as F.O.B. destination. The adoption of SAB No. 101 has been accounted for as a cumulative effect of a change in accounting principle at July 1, 2000. Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, which is when the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. When returned, the container system is mailed to the incineration facility using the United States Postal Service ("USPS"). Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the revenue is deferred until all the services are performed. However, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

NOTE 4. STOCK-BASED COMPENSATION

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. While the Company continues to use APB No. 25, pro forma information regarding net income (loss) and earnings per share is required under SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", including that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

        The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the nine months ended March 31, 2003, as follows: risk-free interest rate of 3.7%; expected annual dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of approximately 62.2%; and a weighted-average expected life of 7 years.

        Had compensation expense for stock-based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net loss would have been increased, as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(706,386)	$(51,866)	$(1,151,608)	$(669,978)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(57,604)	(40,236)	(151,845)	(120,708)

Net loss, pro forma	$(763,990)	$(92,102)	$(1,303,453)	$(790,686)

Basic and diluted net loss per share, as reported	$(0.07)	$(0.01)	$(0.12)	$(0.07)

Basic and diluted net loss per share, pro forma	$(0.08)	$(0.01)	$(0.13)	$(0.08)

NOTE 5. ACCOUNT RECEIVABLE AND INVENTORY WRITE-DOWN

        During the three months ended March 31, 2003, the Company recorded bad debt expense of $75,000 related to one customer in the environmental operations division. During the quarter it became apparent that the collection of the outstanding receivable was uncertain, therefore the Company engaged an outside attorney to assist in the collection process. The $75,000 consists of the adjustment necessary to reflect the estimated net realizable value of the receivable including attorney fees.

        During the three months ended March 31, 2003, and as a result of a physical inventory performed, the Company recorded an inventory write-down adjustment totaling $86,918. The write-down consisted of obsolete inventory of $22,649 and shrinkage of $64,269.

        Both of the above mentioned items are included in cost of revenues in the Company's statements of operations for the three and nine months ended March 31, 2003.

NOTE 6. ASSET PURCHASE (PRO-TEC)

        On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation ("Futura") for $300,000. As consideration for the asset purchase, the Company made payments of $50,000 at closing and $83,333 on March 1, 2003 and is scheduled to make additional payments of $83,333 on September 1, 2003 and March 1, 2004 to Futura. This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. The asset purchase increased inventory by $78,400 and property and equipment by $221,600. Although, the Company did not assume any operations, other liabilities or employees as a part of this purchase, it is generating post-acquisition revenue utilizing the products and equipment purchased.

NOTE 7. NOTE RECEIVABLE FROM STOCKHOLDER

        On December 31, 2002, the note receivable from stockholder was paid in full. The Company received the principal and interest in the amount of $358,400.

NOTE 8. LINE OF CREDIT

        The Company completed an arrangement with a financial institution on August 30, 2002, for a $1.25 million asset-based line of credit. This line of credit is in the form of a factoring arrangement whereby 80% of qualified accounts receivable are eligible for borrowing. As of March 31, 2003, $38,308, was outstanding under the factoring arrangement. Additionally, the highest balance under the arrangement during the quarter ended March 31, 2003 was $93,519. Borrowings under the arrangement are reflected in the Company's balance sheet in notes payable and current portion of long-term debt.

NOTE 9. CONTINGENCIES

        Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System™ from the end user to the Company's treatment facility. Transportation is currently sole-sourced to the USPS. Management believes the risk of dependence is mitigated by the long-standing business relationship and its history with the USPS. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available, in the event of disruption of service from the USPS.

NOTE 10. RELATED PARTY TRANSACTION

        On January 2, 2003, Dr. Burt Kunik (Chief Executive Officer of the Company) sold 356,000 shares of common stock in Sharps Compliance Corp. through a private sale. Purchasers of these shares included, among others, New Century Equity Holdings Corp. (200,000 shares), a 9% shareholder in the Company, John Dalton (50,000 shares), a 12.5% holder in the Company, and Philip Zerrillo (10,000 shares), a member of the Company's Board of Directors.

NOTE 11. ADOPTION OF SAB NO. 101 AND RESTATEMENT OF 2002

        During fiscal year 2002 and subsequent to the issuance of its 2001 financial statements, the Company (utilizing guidance provided by the SEC) changed its methodology of revenue recognition under SAB No. 101. The Company's current methodology is explained in detail in Note 3—Revenue Recognition.

        Below is a reconciliation of the restated statements of operations for the three and nine months ended March 31, 2002, to that previously reported. The adjustments consist primarily of the deferral of previously recognized revenue and the reversal of previously accrued costs. Each adjustment is explained in detail in the notes to the tables below.

        In addition to the restatement adjustments, the Company also recorded the reclassification of certain operations related to labor costs from selling, general and administrative expense to cost of revenues.

	Three Months Ended March 31, 2002
	As Stated	Adjustments		As Restated
Distribution, net	$1,688,161	$(149,420)	(1)	$1,538,741
Environmental	73,558	—		73,558
Consulting services	8,495	—		8,495

TOTAL REVENUES	1,770,214	(149,420)		1,620,794
Cost of revenues	1,021,821	(17,347)	(2)	1,004,474
Selling, general and administrative	731,216	(76,589)	(3)	654,627
Depreciation and amortization	21,597	—		21,597

OPERATING LOSS	(4,420)	(55,484)		(59,904)
INTEREST INCOME, net	8,038	—		8,038

NET INCOME (LOSS)	$3,618	$(55,484)		$(51,866)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00			$(0.01)

SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) PER SHARE	9,820,899			9,820,899

SHARES USED IN COMPUTING DILUTED NET INCOME (LOSS) PER SHARE	10,456,895			9,820,899

	Nine Months Ended March 31, 2002
	As Stated	Adjustments		As Restated
Distribution, net	$4,604,367	$(368,880	)(1)	$4,235,487
Environmental	333,927	—		333,927
Consulting services	16,032	—		16,032

TOTAL REVENUES	4,954,326	(368,880)		4,585,446
Cost of revenues	3,193,581	(65,979	)(4)	3,127,602
Selling, general and administrative	2,295,511	(223,212	)(5)	2,072,299
Depreciation and amortization	86,881	—		86,881

OPERATING LOSS	(621,647)	(79,689)		(701,336)
INTEREST INCOME, net	31,358	—		31,358

NET LOSS	$(590,289)	$(79,689)		$(669,978)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)			$(0.07)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE	9,391,376			9,391,376

(1)
Represents the net deferral of transportation and incineration revenue associated with Mail Back products and the deferral of transportation revenue associated with Pump Return Products for items that have not yet been returned.
(2)
Represents, (a) the reclassification of $76,589 in operations related labor costs to cost of revenues from selling, general and administrative expense (this is a correction of a prior year classification error), offset by (b) the reversal of $93,936 in accrued disposal and transportation costs directly associated with previously recognized revenue (now deferred in conjunction with the adoption of SAB No. 101).
(3)
Represents the reclassification of $76,589 in operations related labor costs from selling, general and administrative expense to cost of revenues (this is a correction of a prior year classification error).
(4)
Represents, (a) the reclassification of $223,212 in operations related labor costs to cost of revenues from selling, general and administrative expense (this is a correction of a prior year classification error), offset by (b) the reversal of $289,191 in accrued disposal and transportation costs directly associated with previously recognized revenue (now deferred in conjunction with the adoption of SAB No. 101).
(5)
Represents the reclassification of $223,212 in operations related labor costs from selling, general and administrative expense to cost of revenues (this is a correction of a prior year classification error).

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

GENERAL

Sharps is a leading developer of superior solutions for improving safety, efficiency, and cost related to the proper disposal of medical waste by industry and consumers. These solutions include the Sharps Disposal by Mail™ System, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote™, Pitch It™ IV Poles, Sharps e-Tools and Sharps Environmental Services. The Company's products and services represent cutting edge solutions for a variety of industries dealing with the complexity of managing regulatory compliance, environmental sensitivity, employee and customer safety, corporate risk, and operating costs related to medical waste disposal. Additionally, these services facilitate compliance with educational and training requirements of federal, state, and local agencies. Sharps is a leading participant and proponent in the development of public awareness and solutions for the safe disposal of needles, syringes, and other sharps in the community setting.

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation ("Futura") for $300,000. As consideration for the asset purchase, the Company made payments of $50,000 at closing and $83,333 on March 1, 2003 and is scheduled to make additional payments of $83,333 on September 1, 2003 and March 1, 2004 to Futura. This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. Although, the Company did not assume any operations, other liabilities or employees as a part of this purchase, it is generating post-acquisition revenue utilizing the products and equipment purchased.

The Pro-Tec product line offers medical sharps disposal containers, specialized for safe disposal of biomedical waste. The Pro-Tec product line is a vertical business integration of the sharps disposal by mail products for the Company. The Company should have an opportunity for savings in product cost on its Sharps Disposable by Mail System™ and sales to third parties of this product.

During the three months ended December 31, 2002, the Company began selling a new product for enteral patients. This system is a variation of our Trip LesSystem™ and involves the Pump Return Box and Pitch It™ IV Poles.

On November 13, 2002, the Company entered into an agreement with the United States Postal Service ("USPS") to have a Detached Mail Unit ("DMU") at the Sharps Environmental Services, Inc.'s leased facility. A DMU is a secure and exclusive space within the Carthage Facility, which is provided to the USPS for the processing the returned Sharps Disposal by Mail Systems™. This should create an opportunity for operational efficiencies both for the USPS and Sharps. The DMU is expected to be operational by June 30, 2003.

RESULTS OF OPERATIONS

The discussion below analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2003 and 2002.

The following table sets forth, for the periods indicated, certain items from the Company's Unaudited Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2003		2002		2003		2002
Total revenues	100%		100%		100%		100%
Costs and expenses:
Cost of revenues	(78%	)	(62%	)	(71%	)	(68%	)
Selling, general and administrative	(58%	)	(41%	)	(46%	)	(45%	)
Depreciation and amortization	(2%	)	(1%	)	(2%	)	(2%	)

Total costs and expenses	(138%	)	(104%	)	(119%	)	(115%	)

Operating loss	(38%	)	(4%	)	(19%	)	(15%	)
Interest income, net	—		1%		1%		—

Net loss	(38%	)	(3%	)	(18%	)	(15%	)

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Total revenues for the three months ended March 31, 2003 of $1,837,796 increased by $217,002, or 13%, over the total revenues for the three months ended March 31, 2002 of $1,620,794. The increase in revenues is attributable to (i) manufacturing revenues related to the October 2002 Pro-Tec product line asset acquisition of $136,000 and (ii) an increase in sales of Pump Return Box products of $154,000. These increases were partially offset by an $84,000 decrease in sales of Mail Back products.

Cost of revenues for the three months ended March 31, 2003 of $1,438,175 was 78% of revenues for the corresponding period and included the following special items, (i) an inventory write-down of $86,918 and (ii) bad debt expense of $75,000. When excluding the two items noted above, the cost of revenues was $1,276,257, or 69% of revenues. Cost of revenues for the three months ended March 31, 2002 of $1,004,474 was 62% of the revenues for the corresponding period. The increase in the cost of revenues as a percentage of revenue for the three months ended March 31, 2003 versus March 31, 2002 is a result of the two items noted above, coupled with a higher portion of lower margin items sold in 2003 compared to 2002.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2003 of $1,065,503 increased by $410,876, or 63%, over the SG&A expenses for the three months ended March 31, 2002. The increase in the SG&A expenses is a result of an increase in the following expenses, (i) professional fees of $121,000, (ii) compensation of $216,000, (iii) office lease of $19,000 and (iv) travel and entertainment of $34,000. The underlying reasons for the increase in the above noted expenses are, (a) an increase in outside professional fees associated with the entry into the retail and residential markets, (b) an increase in audit fees associated with the change in the accounting of the Company's revenue recognition policy and corresponding restatement of prior period financials, (c) an increase in employees necessary to facilitate the Company's current and expected growth and (d) the move of the Company's operations to a larger office facility.

NINE MONTHS ENDED MARCH 31, 2003, COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

Total revenues for the nine months ended March 31, 2003 of $6,226,473 increased by $1,641,027, or 36%, over the total revenues for the nine months ended March 31, 2002 of $4,585,446. The increase in revenues is attributable to (i) manufacturing revenues related to the October 2002 Pro-Tec product line asset acquisition of $242,000, (ii) an increase in sales of the Sharps Disposal by Mail System products of $657,000, (iii) an increase in sales of Pump Return Box products of $219,000 and (iv) an increase in the SureTemp Totes products of $260,000. The underlying reasons for the increase in revenues for these product lines are, (a) the entry into the retail market for the Sharps Disposal by Mail Systems products, (b) new revenues associated with the Pro-Tec products (acquired in October 2002) and (c) an overall demand in the home healthcare market for the Company's products.

Cost of revenues for the nine months ended March 31, 2003 of $4,418,116 were 71% of revenues for the corresponding period and included the following special items, (i) an inventory write-down of $86,918 and (ii) bad debt expense of $75,000. When excluding the two special items noted above, the cost of revenues is $4,256,198, or 68% of revenues. Cost of revenues for the nine months ended March 31, 2002 of $3,127,602 was 68% of revenues for the corresponding period.

SG&A expenses for the nine months ended March 31, 2003 of $2,865,460 increased by $793,161, or 38%, over the SG&A expenses for the nine months ended March 31, 2002. The increase in the SG&A expenses is a result of an increase in the following expenses, (i) professional fees of $218,000, (ii) compensation of $355,000, (iii) office lease of $84,000, (iv) travel and entertainment of $88,000, and (v) insurance of $59,000. The underlying reasons for the increase in the above noted expenses are, (a) an increase in outside professional fees associated with the entry into the retail and residential markets, (b) an increase in audit fees associated with the change in the accounting of the Company's revenue recognition policy and corresponding restatement of prior period financials, (c) an increase in employees necessary to facilitate the Company's current and expected growth and (d) the move of the Company's operations to a larger office facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $659,530 to $340,110 at March 31, 2003 from $999,640 at June 30, 2002. The decrease in cash and cash equivalents is primarily a result of (i) the $1,151,608 net loss for the nine months ended March 31, 2003, partially offset by the December 31, 2002 repayment of a related party note receivable totaling $358,400 (principal plus interest).

The increase in the Company's net loss and corresponding cash losses is a result of, (i) the decrease in the Company's gross margins for the three months ended March 31, 2003 (discussed above) and (ii) the significant increase in the S, G & A expenses for the nine months ended March 31, 2003 (discussed above). The net loss and cash losses are expected to decrease significantly as a result of the recently implemented cost reduction plan (discussed below).

Accounts receivable increased by $89,334 to $860,979 at March 31, 2003 from $784,466 at June 30, 2002. The increase is a result of the corresponding increase in revenue partially offset by the $75,000 bad debt expense recorded during the nine months ended March 31, 2003.

Property and equipment increased by $196,718 to $466,708 at March 31, 2003 from $269,990 at June 30, 2003. This increase is attributable to the October 2002 Pro-Tec asset acquisition.

Note receivable from stockholder was paid in full on December 31, 2002 thereby reducing the June 30, 2002 balance of $320,000 to zero.

As a result of the recent operating losses, the Company has implemented an aggressive cost reduction plan designed to significantly reduce expenses and improve operating margins. The Company began realizing the benefits of the cost reduction plan beginning in March 2003. Additionally, the Company implemented an increase in its product prices effective April 1, 2003. Management believes the effect of the two items noted above will have a significant positive impact on the financial results of the Company and a corresponding decrease in the cash losses generated.

Management believes that the Company's current cash resources along with its asset-based factoring line of credit and the effects of the reduction in the cash losses beginning in March 2003 (associated with the above noted cost reduction plan) will be sufficient to fund operations for the twelve months ended March 31, 2004.

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

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that is has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and were adopted beginning with the Company's Form 10-QSB for the three months ended December 31, 2002.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliveries" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. In applying EITF 00-21, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement. It also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement. This pronouncement is applicable to revenue arrangements entered into beginning in 2004. The Company believes that it is in compliance with the requirements of EITF 00-21 as described in the revenue recognition disclosure in Notes 2 and 11 of the consolidated financial statements as of June 30, 2002 contained in Form 10-KSB.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. As the Company will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company's policy for accounting for stock-based employee compensation will not change as a result of SFAS No. 148. The Company will adopt the annual disclosure provisions for its Form 10-KSB for the year ended June 30, 2003. The Company adopted the interim disclosure provisions for this Form 10-QSB.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", which requires that companies that control another entity through interests other than voting rights should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46 will have any impact on the Company's financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of the Company's disclosure controls and procedures and based upon that evaluation, within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this 10-QSB. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's most recent evaluation.

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

On March 10, 2003, the Company sold 8,333 shares of Common Stock for $4,251 in cash. This transaction was issued under the Company's 1993 Employee Stock Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

        The following exhibit is filed as part of this report.

Exhibit No.	Description
99.1	Management's certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  b)
  Reports on Form 8-K

    None.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP.
Dated: May 13, 2003	By:	/s/ BURT J. KUNIK Chief Executive Officer
Dated: May 13, 2003	By:	/s/ DAVID P. TUSA Chief Financial Officer

CERTIFICATION

I., Burt J. Kunik, certify that:

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

Date: May 13, 2003

/s/ BURT J. KUNIK Burt J. Kunik, Chief Executive Officer

CERTIFICATION

I. David P. Tusa, certify that:

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

Date: May 13, 2003

By:	/s/ DAVID P. TUSA David P. Tusa, Chief Financial Officer

Exhibit Index

Ex. No.	Description
99.1	Management's certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES INDEX
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SHARPS COMPLIANCE CORP. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003
SIGNATURES
CERTIFICATION
CERTIFICATION