Form 10KSB
period 2003-06-30
SHARPS COMPLIANCE CORP
filed 2003-09-26
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

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

(713) 432-0300
Registrant’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒   No    ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for most recent fiscal year: $8,419,339

Aggregate market value of the voting stock held by non-affiliates computed by the closing stock price on September 23, 2003,  $10,009,460.

Number of shares outstanding of the issuer’s Capital Stock as of September 23, 2003: 9,910,356

Check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on
December 9, 2003 are incorporated by reference in Part III hereof.

SHARPS COMPLIANCE CORP.

TABLE OF CONTENTS *

ANNUAL REPORT ON FORM 10-KSB

*                 This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate”, “believe”, “expect”, “estimate”, “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  All such forward-looking statements speak only as of the date of this Form 10-KSB.  The Company does not intend to update these forward-looking statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The information presented herein is for Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas dba Sharps Compliance, Inc., Sharps e-Tools.com, Inc., Sharps Environmental Services, Inc. dba Sharps Environmental Services of Texas, Inc. and Sharps Manufacturing, Inc. (collectively, “Sharps” or the “Company”).  Sharps’ principal office is located at 9350 Kirby Drive, Houston, Texas 77054.

The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC.  These filings are also available free of charge through the Company’s investor relations department.

PRODUCTS AND SERVICES

Sharps is a leading developer of cost effective solutions for improving safety and efficiency related to the proper  disposal of medical waste by industry and consumers.  These solutions include Sharps Disposal by Mail System™, Pitch-It™ IV Poles, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote™, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.  Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste.  Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, local and regulatory agencies.

The Sharps Disposal by Mail System™ is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and retail industries.  The Sharps Disposal by Mail System™ contains a securely sealed, leak and puncture resistant sharps container in several sizes; United States Postal Service (“USPS”) approved shipping carton with priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment and complete documentation and tracking manifest.  Customers who use the Sharps Disposal by Mail System™ are responsible for mailing the system to the Company’s disposal facility for incineration (i.e. Sharps Environmental Services).  Upon destruction, Sharps supplies verification of destruction to the customer.

The Pitch-It™ IV Poles are designed as a cost effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions.  The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies by eliminating the costs and inconvenience of retrieving, cleaning, bagging, tagging and storing of traditional IV poles.  The Pitch-It™ poles are available in three models: (i) tabletop, (ii) floor and (iii) full-size with wheels.

The Trip LesSystem™ is a solution for the home healthcare (commercial) industry that eliminates costly trips by healthcare providers to the patient’s home after therapy has been completed.  The Trip LesSystem™ has combined two complete programs for return and disposal.  All systems contain the Sharps Disposal by Mail System™ along with either (i) a prepaid pump return box or (ii) a Pitch-It™ IV Pole, depending on the patient’s therapy.

Sharps’ asset return boxes (i.e., the Sharps Pump Return Box and Sharps Enteral Pump Return Box) are marketed to home healthcare providers, primarily for use with home infusion patients.  These products provide delivery and retrieval of expensive equipment, like infusion and enteral pumps, phototherapy and TENS units, between the healthcare provider and the patient.

The Sharps SureTemp Tote™ is a disposable cooler that maintains a safe range for temperature-sensitive materials.  Sharps primarily markets the product to home healthcare providers to protect IV medications used in home infusion.  Its disposable nature relieves the home healthcare provider of tracking, cleaning and maintaining reusable coolers.

The Sharps e-Tools online services include Sharps Tracer™, Asset Tracer™ and ComplianceTrak.  SharpsTracer™ is a manifest imaging and tracking program for registered customers for the purpose of tracking and certifying the transportation and disposal of regulated medical waste.  SharpsTracer™ eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities.  AssetTracer™ allows its registered subscribers to manage effectively all types of capital assets through a single, organized database.  The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance and asset status and/or location.  ComplianceTrak offers a broad range of employee centered compliance and education programs.  The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration (“OSHA”) standards.

Sharps Environmental Services provide environmental solutions for customers with a wide variety of waste disposal needs.  Primary services include the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste.  This service allows the Company to oversee directly the proper disposal of its Sharps Disposal by Mail Systems™.  Effective July 1, 2000, the Company entered into an agreement with the City of Carthage, Texas, and Panola County to manage and operate the Panola County Resources Recovery Facility (“PCRRF”), a municipally owned incinerator.  The agreement has been amended to extend until June 30, 2012.

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

MARKETS

Sharps’ target markets include the home healthcare industry, assisted living facilities and dental, veterinarian and physician markets (commercial healthcare); hospitality and other industrial markets (commercial non-healthcare); home self-injectors (retail) and other markets where Sharps’ products and services may be bundled or cross-sold to provide solutions to prospective customers.  Sharps is involved in the mission to help separate the potentially infectious medical waste from the regular waste.  The repeat order nature of our business and an infrastructure, which is nationwide, has helped drive our growth.  Sharps has remained flexible and responsive to its customer needs in industries that demand effective cost and logistical solutions, quick response and technological innovation.

Home Healthcare Industry. Healthcare is increasingly provided in the home setting, requiring healthcare professionals to dispose of contaminated syringes, surgical supplies and other materials outside of medical facilities.  The home healthcare industry is a primary market for the Trip LesSystem™, which includes the Sharps Disposal by Mail System™, Pitch-It™ IV Pole and asset return box.  Sharps’ products are distributed to the home healthcare industry through major national homecare equipment and supply distributors, including Medline, Medical Specialties, Medic ACS and Redline.  The home healthcare industry is a somewhat fragmented market; however, management estimates that approximately 20 corporations dominate the home healthcare market within the United States and Sharps currently maintains a relationship with a majority of these corporations.

The Trip LesSystem™ is predominate with many of the top home healthcare corporations under contract and is under serious consideration with several of the remaining companies.  Sharps’ current principal customers include nationally recognized, leading home healthcare customers such as Apria Healthcare Inc., Coram Healthcare Inc. and Accredo Health, Inc.  Among the leading national home healthcare companies, Sharps has become part of the formulary for dealing with the disposal of the sharps (syringes, needles, lancets, sutures, catheter needles or any item that can puncture the skin), primarily because of the Trip LesSystem™.  The system is cost effective because it reduces the number of costly trips by the home healthcare providers to patients’ homes to retrieve medical waste or to deliver or retrieve medical equipment.

Sharps sells its products and services to home health companies directly and through distributors.  Sharps’ strategy is to obtain agreements with homecare companies to use Sharps’ products and arrange for the homecare company’s distributor of choice to sell and deliver the product and services directly to the homecare company.

Management expects a clarification issued by the Department of Transportation (“DOT”) to affect medical waste delivery among home healthcare providers.  The DOT clarified the exemptions to 49CFR Part 173.134(b) of the Hazardous Materials Regulations (“HMR”), thereby requiring home healthcare providers to follow HMR requirements for regulated medical waste during transport.  Healthcare providers who are transporting regulated medical waste must use DOT approved, tested and registered containers.  The Sharps Disposal by Mail System™ meets all HMR requirements through USPS permitting procedures.  Sharps has started a marketing and educational program informing home healthcare providers of this clarification and offering the Sharps Disposal by Mail System™ for their transportation needs.

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

Dentists, Veterinarians and Physicians. Sharps has a presence within these healthcare markets with the Sharps Disposal by Mail System™.  Sharps’ system is ideal for these small volume waste generators.  Sharps has grouped the dental, physician and veterinarian market together due to their similar model and duration usage.

Sharps utilizes distributors to reach the dental, veterinarian and physician marketplace.  In all areas, Sharps’ products and services are distributed through major distributors within each of the respective markets.  Henry Schein and Patterson Dental distribute to dental customers.  In the veterinary market, the main distributors are The Butler Company and MWI Veterinary Supply.  In the physician market, a variety of methods are used to reach the needs of all physicians, including sales through Group Purchasing Organizations.

Hospitality and Other Industrial Markets. Sharps sells both directly and through distributors, such as Ecolab, Inc. and Front Line Sales, Inc., to the hospitality and other industrial markets, including hotels, motels, resorts, schools, colleges, stadiums, daycare centers, planes, trains, cruise ships, casinos, supermarkets, distribution centers, business offices, restaurants, bars and clubs.  Management believes that OSHA enhanced regulations will increase this important market for Sharps’ products and services.  Sharps has developed specialized versions of its Sharps Disposal by Mail System™, which permit an institutional establishment to easily introduce the product.  Sharps developed custom-designed cones, one used to collect contaminated sharps when discovered and a second used as a temporary receptacle by transient individuals who need to dispose of syringes.

Home Self-Injectors. A growing market is the home self-injector market.  Approximately three percent of the United States population, or individuals in one out of every twelve households, use sharps in the treatment of conditions such as diabetes, multiple sclerosis, infertility, migraines, allergies and hemophilia, as well as infectious diseases like hepatitis and HIV.  While medical waste disposal in the home is largely unregulated, certain states require used sharps from home self-injectors to be disposed as medical waste and not as regular garbage.

Sharps is actively marketing to the vast number of insulin dependent diabetics and this market is expected to grow as testing for the condition increases and modern dietary habits lead to growing numbers of diabetics.  In May of 2002, Sharps signed a three-year, renewable agreement with BD Consumer Health Care, a division of Becton, Dickinson and Company (“BD”), the world’s largest syringe manufacturer.  The agreement names Sharps as the exclusive supplier of Sharps Disposal by Mail Systems™ for retail sale nationally.  BD will be marketing the mail-back disposal system to Sharps’ target market of home self-injectors in BD’s syringe boxes, diabetic newsletter and “Getting Started” kits for newly diagnosed diabetics.  Sharps is also marketing to the retail customer through a joint sales and marketing agreement with Waste Management, Inc. (“WM”), a leading waste services provider.  WM will market Sharps’ disposal by mail systems to WM’s 25 million residential customers.

INDUSTRY ANALYSIS

The large, fragmented medical waste industry has experienced significant growth since its inception.  The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988, which Congress enacted in response to media attention after medical waste washed ashore on beaches, particularly in New York and New Jersey.  Since the 1980s, the public and governmental regulators have increasingly restricted the handling and disposal of medical waste generated by the healthcare industry.  Regulated medical waste is generally described as any medical waste that can cause an infectious disease, including single-use disposable items such as needles, syringes, gloves and other medical supplies, cultures and stocks of infectious agents and blood and blood products.  Today, almost all businesses have waste disposal concerns for safety and liability reasons.  Regulated waste such as syringes, razor blades, bloodborne items, bio-hazard waste spills and other sharps waste can occur in the following situations: treating cuts, abrasions and burns; finding needles, syringes or blood-soaked items in the workplace; laundering blood-soaked linens or finding needles or razor blades in linens; and cleaning up broken glass with blood stains or bio-hazardous waste.

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

Home Healthcare Industry

Homecare target markets include Sharps’ primary market, home infusion providers, as well as home nursing agencies.  There are approximately 4,500 sites in the United States that provide home infusion services including local, national and hospital-based providers generating approximately 4.5 billion dollars in annual revenue.  A large percentage of the patients in this market are serviced by twenty large chains and affiliations, the majority of which are Sharps’ customers.  Recent statistics on home nursing agencies show 7,152 Medicare Certified Agencies employing 240,136 clinical full time employees.  The home nursing market, unlike the infusion market, downsized after the Balanced Budget Amendment of 1997.  Sharps’ focus in the home nursing market is secondary to infusion due to the potential business per site, but the Sharps Disposal by Mail System™ could service their total medical waste handling, disposal and documentation needs.  Sharps’ sales force focuses on these accounts.

Dentist, Veterinarians and Physicians

Recent figures supplied by the American Dental Association, the American Medical Association and the American Veterinary Association, indicate that there are approximately 152,000 dentists, 598,000 physicians and 59,000 veterinarians in active practice in the United States.  Management estimates that a large majority of these offices would benefit from replacing waste hauling services with the Sharps Disposal by Mail System™.

Hospitality and Other Industrial Markets

The Lodging Industry Profile for 2002, published by Bureau of Labor Statistics, estimates there are approximately 41,000 properties consisting of 4.2 million rooms supporting more than 7.8 million jobs. In 29 states, the tourism industry ranks as the first, second or third largest employer.  According to the National Restaurant Association, the restaurant industry employs approximately 11.7 million people.  Management believes that a comprehensive application of OSHA regulations would require the majority of these employees to be trained in the proper handling of medical waste encountered in the workplace.

Home Self-Injectors

The American Diabetes Association (“ADA”) estimates approximately 17.0 million people in the United States, or 6.2% of the population, have diabetes.  Of diagnosed cases, the ADA estimates 3.7 million require daily insulin injections.

Management believes that the overall demand for Sharps’ solutions will grow, with such growth being fueled by a number of factors, including the following:

1.               The healthcare industry is under pressure to reduce costs and improve efficiency.  Sharps believes that the Company’s solutions help healthcare providers reduce costs by reducing their medical waste tracking, handling and compliance costs and equipment delivery and return costs.

2.               Federal, state and local regulations for transporting and/or disposing of medical waste are increasing over time.

3.               OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids.  Management believes these regulations will expand the market for Sharps’ products and services.

RESEARCH AND DEVELOPMENT

Sharps’ research and development costs have not been material. The Company is seeking new applications for the Sharps Disposal by Mail System™ in many different areas, since small quantity medical waste generators can be found in many industries.  Sharps is also considering the development of new products to assist companies in complying with OSHA regulations regarding medical waste handling.  The Company intends to utilize the services of prospective manufacturers in the development of the new product, which should keep development costs at a minimum.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors.  For the year ended June 30, 2003, three customers represented approximately 60% (or $445,000) of total accounts receivable balance at June 30, 2003.  For the year ended June 30, 2002, four customers represented approximately 56% (or $363,000) of total accounts receivable at June 30, 2002.  For the year ended June 30, 2003, two customers represented 41% of revenues.  For the year ended June 30, 2002, four customers represented 56% of revenues.  The Company may be affected by its dependence on a limited number of high volume customers.  Management believes that the risk is mitigated by (i) the contractual relationships with the end user of the products and reputation of Sharps’ major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company’s products and (iii) the continued diversification of the Company’s products and services.

Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System™ from the end user to the Company’s facility.  Transportation is currently sole-sourced to the USPS.  Management believes the risk of dependence is mitigated by the long-standing business relationship.  Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

INTELLECTUAL PROPERTY

Sharps has applied in the United States for registration of a number of trademarks and patents, many of which have been registered and granted, but can give no assurance that the Company will obtain registrations for the other trademarks and patents for which it has applied.

RISK FACTORS

Operating History; History of Losses

Sharps has incurred cumulative losses from operations since its inception.  The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship and customer agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services.  Management believes that the Company’s current resources, including its factoring line of credit and the $500,000 proceeds from the September 2003 private placement will be sufficient to fund operations through fiscal year 2004.  There can be no assurance that the Company will be able to obtain financing, if necessary, on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary.

Dependence on Certain Management Personnel

Sharps’ growth and development to date has been largely dependent on the active participation and leadership of its Chairman and Chief Executive Officer, Dr. Burton Kunik.  During the period from September 2002 through July 2003, the Company has hired and/or replaced its senior management team including its Chief Operating Officer, Chief Financial Officer and Senior Vice President of Sales and Marketing.  The Company believes that the business is dependent upon the continued employment of the Chief Executive Officer as well as the senior management team and has therefore entered into employment agreements with all the above noted individuals in order to provide incentive for their continued employment with the Company.

Competition

There are several competitors who offer disposal of medical waste services such as a division of Stericycle, Inc.; however, no other company focuses primarily on the disposal of sharps medical waste, nationally, through transport by the USPS.  While Sharps currently does not face any significant competition in the mail sharps disposal business, the Company must compete with larger and better-capitalized companies.

Customer Relationships

Sharps generally has no firm long-term volume commitments from its customers and enters into individual purchase orders or contracts.  Although Sharps has contractual relationships with the majority of its customers, Sharps has experienced fluctuations in order levels from period to period and expects to continue experiencing such fluctuations in the near future.  In addition, customer purchase orders may be canceled and order volume levels can be changed, canceled or delayed with limited or no penalties.  Sharps cannot assure the replacement of canceled, delayed or reduced purchase orders with new business.  Moreover, Sharps financial condition and results of operations will depend in significant part upon the Company’s ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers’ products and services and the general economy.  The factors affecting any of the major customers of Sharps or their customers could have a material adverse effect on the businesses, financial condition and results of operations of Sharps.

Incinerator Facilities

The Company’s business uses an incinerator facility for medical waste disposal.  Effective July 29, 2002, the Company extended its multi-year agreement for such a facility with the City of Carthage, Texas, and Panola County to operate the PCRRF through June 30, 2012.  The Company is responsible for operating and maintaining the facility in compliance with all federal, state and local laws and/or any other regulatory agency involving solid waste disposal.  Any disruption in the availability of a disposal facility may have an adverse impact on the Company.  The Company can make no assurances that no such disruption will occur in the future.

The Company believes the facility is in material compliance with all applicable federal, state, local and/or regulatory agency requirements, air pollution and TNRCC (“Texas Natural Resources Conservation Commission”) regulations through 2005.  The Company entered into an agreement with a secondary burn facility to provide services in the event the PCRRF is unavailable.

Governmental Regulation

Sharps is required to operate within guidelines established by federal, state, local and/or regulatory agencies.  Such guidelines have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including mailed sharps.  Sharps believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business.  However, in the event additional guidelines are established to more specifically control the business of Sharps, including the environmental services subsidiary, additional expenditures may be required in order for Sharps to be in compliance with such changing regulations.  Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical sharps products could result in a reduced demand for Sharps’ products and services and could have a material adverse effect on Sharps’ revenues and financial condition.  The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change due to political and economic pressures.

Postal Work Interruptions

Since Sharps transports its disposal products using the USPS, any interruption in day-to-day postal services could have a material adverse effect on Sharps’ revenues and financial condition.  Postal delivery interruptions are rare and unpredictable.  However, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided.

ITEM 2. DESCRIPTION OF PROPERTY

Sharps currently leases 10,634 square feet of rentable space in Houston, Texas.  The lease period commenced October 1, 2002, and terminates January 31, 2008.  The initial annual rent (including taxes, insurance and common area expenses) is $116,280, or $10.94 per square foot.  Although, the base rent portion of the lease obligation (approximately 78%) is fixed, the portion related to taxes, insurance and common area expenses are subject to annual adjustments based on actual costs incurred.

The Company leases an incinerator facility located in Carthage, Texas for medical waste disposal. The amended lease requires rental payments of $2,000 per month for the first year (year ended June 30, 2003) escalating by $6,000 per year (or $500 per month) each year thereafter until termination of the lease on June 30, 2012. The Company is required to pay additional rent equal to $0.02 per pound for all materials burned, treated, received or transferred at the incinerator facility exceeding 100,000 pounds per month. The Company did not incur any additional rent during the year ended June 30, 2003. The Company is responsible for the cost of operating and maintaining the facility. For accounting purposes and as a result of the lease escalation clause, the Company records lease expense for this facility on a straight-line basis over the life of the lease which computes to $4,250 per month, or $51,000 per year.

ITEM 3. LEGAL PROCEEDINGS

Sharps is involved in certain legal actions and claims arising in the normal course of business.  While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on Sharps’ consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2003, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information: During the two (2) years ended June 30, 2003, the common stock of the Company has been quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”.  The Company’s common stock has had limited trading volume, averaging approximately 36,000 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2002
First Quarter	$1.80	$.62
Second Quarter	$1.85	$1.15
Third Quarter	$2.00	$1.52
Fourth Quarter	$2.55	$1.53

Fiscal year Ended June 30, 2003
First Quarter	$1.80	$1.05
Second Quarter	$1.70	$1.10
Third Quarter	$1.50	$1.10
Fourth Quarter	$1.25	$0.72

Fiscal Year Ending June 30, 2004
First Quarter (through September 23, 2003)	$1.10	$0.82

Stockholders: At September 23, 2003, there were 9,910,356 shares of common stock held by 206 holders of record.  The last reported sale of the common stock on September 23, 2003, was $1.01 per share.  The Company completed a private placement of 1.1 million shares of common stock on October 12, 2001, at a price of $1.10 per share.  The Company completed a private placement of 625,000 shares of common stock on September 24, 2003, at a price of $0.80 per share.  Proceeds from both of the above noted offerings were used to fund operations and for working capital purposes.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock.  The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form-10KSB.  See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

	Year Ended June 30,
	2003	2002

Total revenues	100%	100%
Costs and expenses:
Cost of revenues	(69)%	(67)%
Selling, general and administrative	(44)%	(44)%
Depreciation and amortization	(2)%	(2)%

Total operating expenses	(115)%	(113)%
Operating loss	(15)%	(13)%
Interest income, net	0%	0%
Net loss	(15)%	(13)%

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

Total revenues for the year ended June 30, 2003 of $8,419,339 increased by $1,906,314, or 29%, over the total revenues for the year ended June 30, 2002 of $6,513,025. The increase in revenues is attributable to (i) manufacturing revenues related to the Pro-Tec product line of $371,000, (ii) an increase in sales of the Sharps Disposal by Mail System products of $350,000, (iii) an increase in sales of Pump Return Box products of $297,000, (iv) a $279,000 change in accounting estimate related to the revenue deferral on Pump return products and (v) an increase in the SureTemp Totes products of $222,000.  The underlying reasons for the increase in revenues for these product lines are, (i) the entry into the retail market for the Sharps Disposal by Mail Systems products, (ii) new revenues associated with the Pro-Tec products (acquired in October 2002) and (iii) an overall demand in the home healthcare market for the Company’s products.

During the fourth quarter of fiscal year 2003, the Company recognized increased revenues of approximately $279,000 in conjunction with a change in accounting estimate related to pump return products.  Prior to the change in estimate, the Company deferred 100% of all pump return sales.  Through historical trend analysis, which was not available in the past, the Company has subsequently determined that a certain percentage of all containers sold are not returned.  Accordingly, the Company has recognized, during the fourth quarter of 2003, a portion of the deferred revenue that was previously deferred.

Cost of revenues for the year ended June 30, 2003 of $5,798,150 were 69% of revenues and included the following special items, (i) an inventory write-down of $86,918 and (ii) bad debt write-off of $205,000. When excluding the two special items noted above, the cost of revenues is $5,506,232, or 65% of revenues. Cost of revenues for the year ended June 30, 2002 of $4,361,072 was 67% of revenues for the corresponding period.

SG&A expenses for the year ended June 30, 2003 of $3,754,014 increased by $860,809, or 30%, over the SG&A expenses for the year ended June 30, 2002. The increase in the SG&A expenses is primarily a result of an increase in the following expenses, (i) professional fees of $348,000, (ii) compensation related of $439,000, (iii) office lease of $41,000, (iv) travel and entertainment of $44,000, and (v) insurance of $35,000.  The underlying reasons for the increase in the above noted expenses are, (i) an increase in outside professional fees associated with the entry into the retail and residential markets, (ii) an increase in audit fees associated with the change in the accounting of the Company’s revenue recognition policy and corresponding restatement of prior period financials, (iii) an increase in employees necessary to facilitate the Company’s current and expected growth and (iv) the move of the Company’s operations to a larger office facility.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $361,469 to $135,884 at June 30, 2003 from $497,353 at June 30, 2002. Additionally, short-term investments decreased from $502,287 to zero during the same period. The decrease in cash and cash equivalents and short-term investments is primarily a result of the $1,277,527 net loss for the year ended June 30, 2003, partially offset by the December 31, 2002 repayment of a related party note receivable totaling $358,400 (principal plus interest).

Property and equipment increased by $327,701 to $597,691 at June 30, 2003 from $269,990 at June 30, 2002. This increase is attributable to the purchase of a new operations/accounting system and the October 2002 Pro-Tec asset acquisition, partially offset by depreciation for 2003.

Note receivable from stockholder was paid in full on December 31, 2002 thereby reducing the June 30, 2002 balance of $320,000 to zero.

The Company’s various debt and capital leases (including current portion) increased by $453,096 as of June 30, 2003 as compared to the June 30, 2002 balances. This increase is attributable to, (i) the $262,043 working capital line of credit debt and (ii) the remaining obligation incurred in conjunction with the ProTec acquisition of $166,667.

The increase in the Company’s net loss and corresponding cash losses is a result of the $861,000 increase in the SG&A expenses for the year ended June 30, 2003 (discussed above) partially offset by the increase in revenues and gross profit of $469,000.  The Company believes the net loss and cash losses should decrease as a result of the recently implemented cost reduction plan (discussed below).

As a result of the recent operating losses, the Company has implemented an aggressive cost reduction plan designed to significantly reduce expenses and improve operating margins. The Company began realizing the benefits of the cost reduction plan in March 2003. Additionally, the Company implemented an increase in its product prices effective April 1, 2003. Management believes the effect of the two items noted above will have a significant positive impact on the financial results of the Company and a corresponding decrease in the cash losses generated.

Management believes that the Company’s current cash resources along with its asset-based factoring line of credit and the $500,000 proceeds from the September 2003 private placement will be sufficient to fund operations for the twelve months ended June 30, 2004.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly information for 2003 and 2002.  We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

	Quarter Ended
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
Total revenues	$2,048,868	$2,339,809	$1,837,796	$2,192,866
Cost of revenues	$1,381,390	$1,598,551	$1,438,175	$1,380,034
Operating loss	$(195,484)	$(263,583)	$(705,809)	$(118,243)
Net loss	$(188,202)	$(257,020)	$(706,386)	$(125,919)
Net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.01)
Weighted average shares - basic and diluted	9,822,023	9,862,784	9,874,060	9,897,134

	Quarter Ended
	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Total revenues	$1,473,760	$1,490,892	$1,620,794	$1,927,579
Cost of revenues	$1,046,725	$1,076,405	$1,004,473	$1,233,469
Operating loss	$(233,947)	$(407,486)	$(59,903)	$(157,314)
Net loss	$(221,493)	$(396,619)	$(51,866)	$(149,060)
Net loss per share	$(0.03)	$(0.05)	$(0.01)	$(0.02)
Weighted average shares - basic and diluted	8,705,356	9,661,878	9,820,899	9,822,023

CRITICAL ACCOUNTING POLICIES

Inventory:  Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost using the average cost method or market.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

Revenue Recognition:  The Company adopted the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as “Mailback” and Sharps Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system.  The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value.  Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility.  The Mailback container system is mailed to the incineration facility using the USPS.  Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container.  Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

Shipping and Handling Fees and Costs:  The Company records amounts billed to customers for shipping and handling as revenue.  Costs incurred by the Company for shipping and handling have been classified as cost of revenue.

Income Taxes:  The liability method is used in accounting for deferred income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The realizability of deferred tax assets is evaluated annually and a valuation allowance is provided if the deferred tax assets, more likely than not, will not give rise to future benefits in the Company’s tax returns.

Segment Reporting:  Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its operating segments.  Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation.  The Company operates in a single segment, focusing on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 had no material impact on the results of operations or financial condition of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that it has issued.  Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified.  The disclosure requirements were effective immediately and were adopted beginning with the Company’s Form 10-QSB for the three months ended December 31, 2002.  This interpretation had no material impact on the results of operations or financial condition of the Company.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliveries” (“EITF 00-21”).  EITF 00-21 addresses certain aspects in accounting for arrangements under which a company will perform multiple revenue-generating activities.  In applying EITF 00-21, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement.  It also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement.  This pronouncement is applicable to revenue arrangements entered into beginning in 2004.  The Company believes that it is in compliance with the requirements of EITF 00-21.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB statement No. 123”, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure requirements were effective for fiscal years ending after December 15, 2002.  As the Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company’s policy for accounting for stock-based employee compensation will not change as a result of SFAS No. 148.  The Company adopted the annual disclosure provisions for this Form 10-KSB.  The Company adopted the interim disclosure provisions for its Form 10-QSB dated March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires that companies that control another entity through interests other than voting rights should consolidate the controlled entity.  FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The related disclosure requirements were effective immediately.  Management does not believe the adoption of FIN 46 will have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics to be accounted for on a comparable basis.  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company and the related report of the Company’s independent accountants thereon are included in this report and are referenced as pages F-1 to F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

See Report of Management and Internal Controls on F-2.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission (“SEC”) relating to its Annual Meeting of Stockholders to be held on December 9, 2003.

Paragraph 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities, to file reports of security ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on December 9, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on December 9, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on December 9, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Reorganization between U.S. Medical Systems, Inc., Sharps Compliance, Inc. and its Stockholders, dated February 27, 1998 (incorporated by reference from Exhibit 2.1 to Form 8-K, dated February 27, 1998)

3.1	Bylaws of Company (incorporated by reference from Exhibit 3.4 to Form 10-KSB, dated June 30, 1994)
3.2	Certificate of Elimination of the Series A 10% Voting Convertible Preferred Stock of Sharps Compliance Corp. (incorporated by reference from Exhibit 3.6 to Form 10-KSB, dated June 30, 1998)
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form-10KSB, dated June 30, 1998)
10.1	Employment Agreement by and between Sharps Compliance Corp. and Dr. Burt Kunik effective January 1, 2003 (incorporated by reference from Exhibit 10.35 to Form10-QSB dated December 30, 2002).
10.2	Employment Agreement by and between Sharps Compliance Corp. and Ronald E. Pierce, dated July 14, 2003 (filed herewith).
10.3	Employment Agreement by and between Sharps Compliance Corp. and David P. Tusa, dated July 14, 2003 (filed herewith).
10.4	Employment Agreement by and between Sharps Compliance Corp. and Michael D. Archer, dated July 14, 2003 (filed herewith).
10.5	Exclusive Distributorship Agreement between Pro-Tec Containers, Inc. and Sharps Compliance, Inc., dated April 1, 1998 (incorporated by reference from Exhibit 10.31 to Form 10-KSB, dated June 30, 1998)
10.6	Purchase Agreement between Ivy Green Corporation and Sharps Compliance, Inc., dated June 19, 1998 (incorporated by reference from Exhibit 10.32 to Form 10-KSB, dated June 30, 1998)
10.7	Lease Agreement between Lakes Technology Center, Ltd. and Sharps Compliance, Inc., dated August 1, 1998 (incorporated by reference from Exhibit 10.33 to Form 10-KSB, dated June 30, 1998)
10.8

Severance Agreement between C. Lee Cooke, Jr. and Sharps Compliance Corp. (formerly known as - U.S. Medical Systems, Inc.), dated September 2, 1998 (incorporated by reference from Exhibit 10.34 to Form 10-KSB, dated June 30, 1998)

16.1	Letter regarding changes in Certifying Accountant to Arthur Andersen LLP, dated April 22, 1998 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated April 22, 1998)
16.2	Letter regarding changes in Certifying Accountant to Mann Frankfort Stein & Lipp CPAs L.L.P. (incorporated by reference from Exhibit 16.1 to Form 8-K, dated January 11, 2002)
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.

(b)  Reports on Form 8-K

Form 8-K, dated and filed May 13, 2003, announcing the Company’s results of operations for the three and nine months ended March 31, 2003.

Form 8-K, dated and filed August 11, 2003, announcing the Company’s results of operations for the year ended June 30, 2003.

Form 8-K, dated and filed September 24, 2003, announcing the completion of a $500,000 private placement of common stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on December 9, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: September 26, 2003	By:	/s/ BURTON J. KUNIK
Dr. Burton J. Kunik
Chairman of the Board and Chief Executive Officer

	By:	/s/ DAVID P. TUSA
David P. Tusa
Senior Vice President & Chief Financial Officer

	By:	/s/ C. LEE COOKE, JR.
C. Lee Cooke, Jr.
Director

	By:	/s/ RAMSAY GILLMAN
Ramsay Gillman
Director

	By:	/s/ PARRIS H. HOLMES, JR.
Parris H. Holmes, Jr.
Director

	By:	/s/ F. GARDNER PARKER
F. Gardner Parker
Director

	By:	/s/ PHILIP C. ZERRILLO
Philip C. Zerrillo
Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT AND INTERNAL CONTROLS

The financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America.  Management is responsible for preparing the consolidated financial statements and maintaining and monitoring the Company’s system of internal accounting controls.  The Company believes that the existing system of internal controls provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected in a timely manner.  Key elements of the Company’s system of internal controls include careful selection of management personnel, appropriate segregation of conflicting responsibilities, periodic evaluations of Company financial and business practices, communication practices that provide assurance that policies and managerial authorities are understood throughout the Company, and periodic meetings between the Company’s audit committee, senior financial management personnel and independent public accountants.

The consolidated financial statements were audited by Mann Frankfort Stein & Lipp CPAs, L.L.P., independent public accountants, who have also issued a report on the consolidated financial statements.

/s/DR. BURTON J. KUNIK

Dr. Burton J. Kunik
Chairman of the Board and Chief Executive Officer

/s/DAVID P. TUSA

David P. Tusa
Senior Vice President, Chief Financial Officer and Corporate Secretary

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Sharps Compliance Corp.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ MANN FRANKFORT STEIN & LIPP CPAs, L.L.P.

Houston, Texas
August 7, 2003, except for Note 13 as to which the date is September 24, 2003

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,884	$497,353
Short-term investments	—	502,287
Restricted cash	152,851	10,010
Accounts receivable, net of allowance for doubtful accounts of $35,141 and $9,489, respectively	740,760	784,466
Inventory	299,136	331,463
Prepaid and other assets	125,808	219,406
TOTAL CURRENT ASSETS	1,454,439	2,344,985

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $429,502 and $299,454, respectively	597,691	269,990

INTANGIBLE ASSETS, net of accumulated amortization of $101,225 and $80,979, respectively	—	20,246

NOTE RECEIVABLE FROM STOCKHOLDER	—	320,000

OTHER ASSETS	11,695	37,294

TOTAL ASSETS	$2,063,825	$2,992,515

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$567,918	$636,124
Accrued liabilities	226,427	290,440
Deferred revenue - pump return	205,125	323,088
Current portion of deferred revenue - incineration	108,547	114,212
Current portion of deferred revenue - transportation	476,630	419,370
Notes payable and current portion of long-term debt	407,374	114,429
Current maturities of capital lease obligations	36,501	—
TOTAL CURRENT LIABILITIES	2,028,522	1,897,663

LONG-TERM DEFERRED REVENUE - INCINERATION, net of current portion	35,794	53,745

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion	164,142	197,351

LONG-TERM DEBT, net of current portion	45,563	24,227

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities	102,314	—

OTHER LIABILITIES	27,000	—

TOTAL LIABILITIES	2,403,335	2,172,986

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,910,356 and 9,822,023 shares issued and outstanding, respectively	99,103	98,220
Additional paid-in capital	6,963,918	6,846,313
Accumulated deficit	(7,402,531)	(6,125,004)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(339,510)	819,529

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,063,825	$2,992,515

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2003	2002
REVENUES
Distribution, net	$7,632,998	$5,963,081
Consulting and environmental services	415,815	549,944
Manufacturing	370,526	—
TOTAL REVENUES	8,419,339	6,513,025

COSTS AND EXPENSES
Cost of revenues	5,798,150	4,361,072
Selling, general and administrative	3,754,014	2,893,205
Depreciation and amortization	150,294	117,398
TOTAL COSTS AND EXPENSES	9,702,458	7,371,675

OPERATING LOSS	(1,283,119)	(858,650)

OTHER INCOME (EXPENSE)
Interest income	16,562	41,721
Interest expense	(10,970)	(2,109)
TOTAL OTHER INCOME (EXPENSE)	5,592	39,612

NET LOSS	$(1,277,527)	$(819,038)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.13)	$(.09)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	9,863,123	9,502,888

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount

Balances, July 1, 2001	8,705,356	$87,053	$5,572,598	$(5,305,966)	$353,685

Issuance of common stock for cash	1,116,667	11,167	1,215,500	—	1,226,667

Issuance of options for services provided	—	—	58,215	—	58,215

Net loss	—	—	—	(819,038)	(819,038)

Balances, June 30, 2002	9,822,023	98,220	6,846,313	(6,125,004)	819,529

Issuance of common stock for cash	88,333	883	56,368	—	57,251

Issuance for options for services provided	—	—	61,237	—	61,237

Net loss	—	—	—	(1,277,527)	(1,277,527)

Balances, June 30, 2003	9,910,356	$99,103	$6,963,918	$(7,402,531)	$(339,510)

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,277,527)	$(819,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,294	117,398
Stock based consulting expense	61,237	58,215
Bad debt expense	179,955	7,000
Inventory write-down	86,918	—
Changes in operating assets and liabilities:
Increase in restricted cash	(142,841)	—
Increase in accounts receivable	(136,249)	(82,192)
Increase in inventory	(54,591)	(108,256)
Decrease (increase) in prepaid and other assets	119,197	(95,265)
Increase (decrease) in accounts payable and accrued liabilities	(105,219)	228,663
Decrease (increase) in deferred revenue	(117,528)	270,347
NET CASH USED IN OPERATING ACTIVITIES	(1,236,354)	(423,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(83,685)	(145,717)
Payment on note receivable	320,000	—
Proceeds from sales of short-term investments	502,287	748,991
Purchases of short-term investments	—	(1,023,347)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	738,602	(420,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(197,762)	(220,770)
Borrowings on long-term debt	28,364	227,382
Net proceeds from factoring agreement	262,043	—
Payments on capital lease obligations	(13,613)	—
Issuance of common stock	57,251	1,226,667
NET CASH PROVIDED BY FINANCING ACTIVITIES	136,283	1,233,279

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(361,469)	390,078

CASH AND CASH EQUIVALENTS, beginning of year	497,353	107,275

CASH AND CASH EQUIVALENTS, end of year	$135,884	$497,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,970	$2,109

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment additions financed through issuance of debt	$221,636	$—

Property and equipment additions acquired under capital lease	$152,428	$—

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND BACKGROUND

Organization:  The accompanying consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas, dba Sharps Compliance, Inc., Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Environmental Services, Inc., dba Sharps Environmental Services of Texas, Inc. and Sharps Manufacturing, Inc. (collectively, “Sharps” or the  “Company”).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Business Products:  The Company focuses on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets.  These solutions include Sharps Disposal by Mail System™, Pitch-It™ IV Poles, Sharps SureTemp Tote™, Trip LesSystem™, Sharps asset return boxes, Sharps e-Tools, Sharps Environmental Services, and Sharps Consulting.  The Company’s products and services are provided primarily to create cost and logistical efficiencies.  These products and services facilitate compliance with certain state and federal regulations, as well as compliance with educational and training requirements required by federal, state, local and regulatory agencies.

The Sharps Disposal by Mail System™ is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for the commercial, industrial and home healthcare industries.  The Sharps Disposal by Mail System™ contains a securely sealed, leak and puncture resistant sharps container in several sizes; United States Postal Service (“USPS”) approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters of waste; a red bag for additional containment; and complete documentation and tracking manifest.  Customers who use the Sharps Disposal by Mail System™ are responsible for mailing the systems to the Company’s disposal facility for incineration (i.e. Sharps Environmental Services).

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

The Trip LesSystem™ is a solution for the home healthcare (commercial) industry that will eliminate multiple trips to the patient’s home by providers after treatment has been completed.  The Trip LesSystem™ has combined two complete programs for return and disposal.  All systems contain the Sharps Disposal by Mail System™ along with either (i) a prepaid pump return box or (ii) a Pitch-It™ IV Pole system, depending on the patient’s therapy.

Sharps’ asset return boxes (i.e., Sharps Pump Return Box and Sharps Enteral Pump Return Box) are marketed to home healthcare providers, primarily for use with home infusion patients.  These products provide delivery and retrieval of expensive equipment, like infusion and Enteral pumps.

The Sharps e-Tools online services include SharpsTracer™, AssetTracer™ and ComplianceTrak.  SharpsTracer™ is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste.  SharpsTracer™ eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities.  AssetTracer™ allows its registered subscribers to manage all types of capital assets through a single, organized database.  The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance, and asset status and/or location.  ComplianceTrak offers a broad range of employee centered compliance and education programs.  The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration (“OSHA”) standards.

Sharps Environmental Services provides environmental solutions for customers with a wide variety of waste disposal needs.  Destruction and disposals are the primary services which are available to the Company’s affiliates, as well as to its and other customers and includes destruction and disposal of, among other things, (i) medical waste, (ii) legal and confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste.  This service also allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems™ and allows the Company to provide its proprietary SharpsTracer™.  Prior to July 1, 2000, the Company outsourced these functions to a facility managed and operated by the Panola County Resource Recovery Facility.  Effective July 1, 2000, the Company entered into an agreement with the City of Carthage and Panola County, Texas to manage and operate the Panola County Resources Recovery Facility, a municipally owned incinerator.  The agreement has been amended to extend until June 30, 2012.

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

Concentrations of Customers and Suppliers:  Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors.  For the year ended June 30, 2003, three customers represented approximately 60% (or $445,000) of total accounts receivable balance at June 30, 2003.  For the year ended June 30, 2002, four customers represented approximately 56% (or $363,000) of total accounts receivable at June 30, 2002.  For the year ended June 30, 2003 two customers represented 41% of revenues.  For the year ended June 30, 2002 four customers represented 56% of revenues.  The Company may be affected by its dependence on a limited number of high volume customers.  Management believes that the risk is mitigated by (i) the contractual relationships with the end user of the products and reputation of Sharps’ major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company’s products and (iii) the continued diversification of the Company’s products and services.

Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System™ from the end user to the Company’s facility.  Transportation is currently sole-sourced to the USPS.  Management believes the risk of dependence is mitigated by the long-standing business relationship.  Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

Liquidity:  The Company has incurred cumulative losses since its inception.  The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services.  Management believes that the Company’s current resources will be sufficient to fund operations through fiscal year 2004.  There can be no assurance that the Company will be able to obtain financing on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary.  Additionally, the Company maintains an agreement with a financial institution for a $1.25 million asset-based line of credit (see Note 6).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications:  Certain items in the 2002 financial statements have been reclassified to conform to the current year presentation.

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

Property and Equipment:  Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets.  Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized.  Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred.  During the years ended June 30, 2003 and 2002, the Company recorded depreciation expense of $130,048 and $97,154, respectively.

Intangible Assets:  Intangible assets consist of costs related to two patents acquired in June 1998. The patents are being amortized over their estimated useful lives of five years and were fully amortized during the year ended June 30, 2003.  During the years ended June 30, 2003 and 2002, the Company recorded amortization expense of $20,246 and $20,244, respectively.  Accumulated amortization at June 30, 2003 and 2002 was $101,225 and $80,979, respectively.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is necessary.

Stock-Based Compensation:  The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, but elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations in accounting for its stock option plan (see Note 10).  While the Company continues to use APB No. 25, pro forma information regarding net income (loss) and earnings per share is required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123”, including that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The Company uses the Black-Scholes option valuation model to value options granted.  Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options.  The Company used the following weighted-average assumptions for options granted during the years ended June 30, 2003 and 2002, as follows: risk-free interest rates of 3.38% and 4.89%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of approximately 61.81% and 96.89%, respectively; and a weighted-average expected life of the options of 7 years.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company’s net loss would have been increased, as follows:

	Year Ended June 30,
	2003	2002

Net loss, as reported	$(1,277,527)	$(819,038)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(255,091)	(160,943)

Net loss, pro forma	$(1,532,618)	$(979,981)

Basic and diluted net loss per share, as reported	$(0.13)	$(0.09)

Basic and diluted net loss per share, pro forma	$(0.16)	$(0.10)

The Company records the fair value of options issued to non-employee consultants at the fair value of the options issued.  Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no further performance obligation exists.  During the years ended June 30, 2003 and 2002, expense of $61,237 and $58,215 was recorded for option grants to non-employees that were fully vested at the date of the grant and for which no further performance obligation exists.  The expense was recorded in selling, general and administrative expenses in the accompanying consolidated financial statements.

Revenue Recognition:  The Company adopted the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as “Mailbacks” and Sharps Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system.  The individual fair value of the transportation and incineration services are determined by the sales price of the service offer by third parties, with the fair value of the container being the residual value.  Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility.  The Mailback container system is mailed to the incineration facility using the USPS.  Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container.  Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and incineration elements is recognized at the point of sale.

During the fourth quarter of fiscal year 2003, the Company recognized increased revenues of approximately $279,000 in conjunction with a change in accounting estimate related to pump return products.  Prior to the change in estimate, the Company deferred 100% of all pump return sales.  Through historical trend analysis which was not available in the past, the Company has subsequently determined that a certain percentage of all containers sold are not returned.  Accordingly, the Company has recognized, during the fourth quarter of 2003, a portion of the deferred revenue that was previously deferred.

Shipping and Handling Fees and Costs:  The Company records amounts billed to customers for shipping and handling as revenue.  Costs incurred by the Company for shipping and handling have been classified as cost of revenues.

Income Taxes:  The liability method is used in accounting for deferred income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The realizability of deferred tax assets is evaluated annually and a valuation allowance is provided if the deferred tax assets, more likely than not, will not give rise to future benefits in the Company’s tax returns.

Net Loss Per Share:  Earnings per share (“EPS”) data for all years presented has been computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, that requires a presentation of basic and diluted earnings per share.  Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period adjusted for preferred stock dividends, if any.  Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.  Options outstanding during each year have not been included in the calculation of diluted EPS, as they would have an anti-dilutive effect on EPS.  There are no differences in basic EPS and diluted EPS for either year presented.

Financial Instruments:  The Company considers the fair value of all financial instruments not to be materially different from their carrying values at year-end based on management’s estimate of the Company’s ability to borrow funds under terms and conditions similar to those of the Company’s existing debt.

Segment Reporting:  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation.  The Company operates in a single segment, focusing on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets.

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

Recent Accounting Pronouncements:  In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 had no material impact on the results of operations or financial condition of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that it has issued.  Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified.  The disclosure requirements were effective immediately and were adopted beginning with the Company’s Form 10-QSB for the three months ended December 31, 2002.  This interpretation had no material impact on the results of operations or financial condition of the Company.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliveries” (“EITF 00-21”).  EITF 00-21 addresses certain aspects in accounting for arrangements under which a company will perform multiple revenue-generating activities.  In applying EITF 00-21, generally, separate contracts with the same customer that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single contractual arrangement.  It also addresses how contract consideration should be measured and allocated to the separate deliverables in the arrangement.  This pronouncement is applicable to revenue arrangements entered into beginning in 2004.  The Company believes that it is in compliance with the requirements of EITF 00-21.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure requirements were effective for fiscal years ending after December 15, 2002.  As the Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company’s policy for accounting for stock-based employee compensation will not change as a result of SFAS No. 148.  The Company adopted the annual disclosure provisions for this Form 10-KSB.  The Company adopted the interim disclosure provisions for its Form 10-QSB dated March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which requires that companies that control another entity through interests other than voting rights should consolidate the controlled entity.  FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The related disclosure requirements were effective immediately.  Management does not believe the adoption of FIN 46 will have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics to be accounted for on a comparable basis.  The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

NOTE 3 - ACCOUNT RECEIVABLE AND INVENTORY WRITE-DOWN

During fiscal year 2003, the Company recorded bad debt expense of $204,822 (included in cost of revenues) related to one customer in the environmental operations division.  It became apparent that the collection of the outstanding receivable was uncertain, therefore the Company engaged an outside attorney to assist in the collection process.  The $204,822 consists of the adjustment necessary to reflect the estimated net realizable value of the receivable including attorney fees.

During fiscal year 2003 and as a result of a physical inventory performed, the Company recorded an inventory write-down adjustment totaling $86,918 (included in cost of revenues).  The write-down consisted of obsolete inventory of $22,649 and shrinkage of $64,269.

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2003 and 2002, property and equipment consisted of the following:

		June 30,
	Useful Life	2003	2002
Furniture and fixtures	3 to 5 years	$34,538	$33,578
Equipment	5 years	171,718	120,603
Manufacturing	15 years	225,782	—
Computers and software	3 to 5 years	431,654	263,376
Leasehold improvements	3 years	131,090	119,476
Automobiles	5 years	32,411	32,411
		1,027,193	569,444
Less: accumulated depreciation		(429,502)	(299,454)

Net property and equipment		$597,691	$269,990

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation (“Futura”) for $300,000.  As consideration for the asset purchase, the Company made payments of $50,000 at closing and $83,333 on March 1, 2003.  The Company is scheduled to make twelve (12) additional monthly payments of $13,889 (beginning September 1, 2003) to Futura as payment for the remaining obligation at June 30, 2003 of $166,667.  This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line.  The asset purchase increased inventory by $78,364 and property and equipment by $221,636.  The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line are $370,526 (since October 2002) and are classified in the Company’s Statement of Operations as “Manufacturing”.

The Company leases an incinerator facility located in Carthage, Texas for medical waste disposal. The amended lease requires rental payments of $2,000 per month for the first year (year ended June 30, 2003) escalating by $500 per month each year thereafter until termination of the lease on June 30, 2012. The Company is required to pay additional rent equal to $0.02 per pound for all materials burned, treated, received or transferred at the incinerator facility exceeding 100,000 pounds per month. The Company did not incur any additional rent during the year ended June 30, 2003. The Company is responsible for the cost of operating and maintaining the facility. For accounting purposes and as a result of the lease escalation clause, the Company records lease expense for this facility on a straight-line basis over the life of the lease which computes to $4,250 per month, or $51,000 per year.

NOTE 5 - NOTE RECEIVABLE FROM STOCKHOLDER

At June 30, 2002, the Company held a $320,000 personal, full recourse note receivable from the Chief Executive Officer of the Company.  The note was amended November 2001 to bear interest at 8.0% with interest only installments due on each anniversary date through 2004 and unpaid interest and principal due November 2005.  On December 31, 2002, the note receivable was paid in full.  The Company received the principal and interest in the amount of $358,400.  There were no loans to officers outstanding at June 30, 2003.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	June 30,
	2003	2002
Factoring agreement with financial institution, bearing interest at a rate of prime plus 2%, plus an administrative fee of 0.25% of gross receivable financed	$262,043	$—

Note payable to Futura (see note 4), remaining balance at June 30, 2003 payable twelve equal installments of $13,889 beginning September 1, 2003	166,667	—

Promissory note to a finance company for the purchase of an automobile, due in monthly installments of principal and interest of $674, bearing interest at 7.75% through November 2006, and is secured by the automobile.	24,227	30,191

Note payable for certain insurance premiums. The note is due in monthly installments of $10,847, bearing interest at 6.24% through May 2003	—	108,465
	452,937	138,656
Less: notes payable and current portion of long-term debt	407,374	114,429

Total notes payable and long-term debt	$45,563	$24,227

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit.  The agreement allows the Company to factor customer receivables generated out of its ordinary course of business.  The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance).  The agreement automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the receivables presented and will incur interest on borrowings at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented.  During the fiscal year 2002, the Company granted 9,000 warrants to the financial institution to purchase 9,000 shares of common stock at $1.65 per share.  The warrants expire August 30, 2007.

The following are future maturities on notes payable and long-term debt as of June 30, 2003:

Year Ending June 30,
2004	$407,374
2005	34,737
2006	7,518
2007	3,308
2008	—

$452,937

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

	June 30,
	2003	2002
Capital lease for the purchase of accounting and operating system software and hardware, due in monthly installments of $4,061, interest imputed at 21% through February 2007	$121,000	$—

Capital lease for purchase of phone system due in monthly installments of $455, interest imputed at 12% through August 2007	17,815	—
	138,815	—
Less: current portion	36,501	—

	$102,314	$—

Minimum future lease payments for each of the next five years and in the aggregate are as follows:

Year Ending June 30,
2004	$54,192
2005	54,192
2006	54,192
2007	33,888
2008	910

Total future minimum lease payments	197,374
Less: amount representing interest	58,559

Present value of future minimum lease payments	138,815
Less: current maturities	36,501

Long-term portion of capital lease obligations	$102,314

The following describes leased equipment held under capital leases:

	June 30,
	2003	2002
Equipment	$20,428	$—
Computers and accounting software	132,000	—

	152,428	—
Less: accumulated amortization	8,516	—

	$143,912	$—

NOTE 8 - INCOME TAXES

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the years ended June 30, 2003 and 2002 are as follows:

	Year Ended June 30,
	2003	2002

Statutory rate	(34.0)%	(34.0)%
State income taxes, net	(3.0)	(2.9)
Meals and entertainment	1.6	2.3
Change in valuation allowance	35.4	32.6
Other	—	2.0

	—%	—%

At June 30, 2003 and 2002, significant components of net deferred tax assets are approximated as follows:

	June 30,
	2003	2002
Deferred tax assets relating to:
Accounts receivable reserve	$13,000	$4,000
Deferred revenue	366,000	410,000
Deferred compensation	102,000	102,000
Net operating loss carryforwards and other credits	4,147,000	3,629,000
Total deferred tax assets	4,628,000	4,145,000

Deferred tax liabilities related to:
Depreciation differences	(62,000)	(14,000)

	4,566,000	4,131,000
Valuation allowance	(4,566,000)	(4,131,000)

Net deferred tax assets	$—	$—

At June 30, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $11.2 million, of which approximately $5.6 million was acquired in an acquisition in February 1998.  The Company’s ability to utilize these net operating losses to reduce future taxable income may be limited upon a change of ownership and amounts of separate Company taxable income, as defined by the Internal Revenue Code.  The carryforwards will begin to expire in 2010 if not otherwise used.  A valuation allowance has been established to fully offset the Company’s deferred tax assets due to the Company’s history of losses since inception.  The valuation allowance relates primarily to the Company’s net losses.  The Company has not made any income tax payments since inception.

NOTE 9 - STOCK TRANSACTIONS

During fiscal year 2003, the Company issued 88,333 shares of common stock in conjunction with the exercise of stock options.  Cash proceeds to the Company totaled $57,251.

On October 12, 2001, the Company completed a private placement of 1,100,000 unregistered shares of its common stock for net proceeds of $1,210,000.

Each of the forgoing transactions were exempt offerings, pursuant to Regulation D, and promulgated under the Securities Act of 1933, as amended.

NOTE 10 - STOCK OPTIONS

The Company sponsors a Stock Plan (the “Plan”) covering employees, consultants and non-employee directors.  The Plan, as amended, provides for the granting of options, either incentive or nonstatutory, to purchase up to 3,000,000 shares of the Company’s common stock.  Options granted vest over a period of up to four years.  Options expire five to seven years after the date of grant.

The following summary of activity for the Plan during the years ended June 30, 2003 and 2002 is presented in the table below:

	Options Outstanding	Weighted Average Exercise Price

Balance, June 30, 2001	1,080,140	$0.91
Granted	690,000	$1.36
Exercised	(16,667)	$1.00
Forfeited or Canceled	(33,333)	$0.63

Balance, June 30, 2002	1,720,140	$1.09
Granted	1,123,390	$1.10
Exercised	(88,333)	$0.65
Forfeited or Canceled	(346,807)	$1.44

Balance, June 30, 2003	2,408,390	$1.06

Exercisable at June 30, 2003	1,166,678	$0.98

The weighted average fair values of options granted during the years ended June 30, 2003 and 2002 were $0.76 and $1.13, respectively.  As of June 30, 2003 and 2002, there were 591,610 and 279,860 options, respectively, available for grant under the Plan.

The following table summarizes information about stock options outstanding as of June 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of June 30, 2003	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Exercisable as of June 30, 2003	Weighted Average Exercise Price

$ 0.50 - $1.00	945,890	5.58	$0.66	494,169	$0.57
$ 1.01 - $1.50	1,147,500	5.78	1.25	547,501	1.18
$ 1.51 - $2.00	285,000	5.82	1.53	95,008	1.53
$ 2.01 - $2.50	30,000	2.42	2.25	30,000	2.25

	2,408,390		$1.06	1,166,678	$0.98

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation:  The Company operates in a regulated industry and is subject to routine and/or unannounced regulatory inspections.  The Company has received notification from the City of Carthage for various notices of violations which it has received from the Texas Natural Resource Conservation Commission (“TNRCC”).  Management believes that the ultimate resolution of these matters will not have any material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company is also a party to various legal actions and claims arising in the normal course of business.  While the outcome of these matters cannot be predicted with certainty, management believes these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Distributor Agreements:  The Company has an agreement with a supplier to be the exclusive domestic distributor of certain of the supplier’s medical waste containers.  The agreement provides for automatic renewals for two-year periods, unless either party provides notice of termination to the other within 90 days prior to the expiration of the then current term.  Exclusivity rights will lapse unless annual non-guaranteed purchase volumes are met.

Operating Leases:  The Company leases office space, an incineration facility and equipment under certain operating lease agreements, which expire at various dates through June 2012.  The incineration facility has a $2,000 per month base rent (with annual incremental increases of $500 per month) and a $0.02 per pound fee on incineration in excess of 100,000 pounds per month.  The incineration fee in excess of the base rent has not been included in the table below.  Rent expense for the years ended June 30, 2003 and 2002 was $196,713 and $92,034, respectively.  Future minimum lease payments under non-cancelable operating leases as of June 30, 2003 are as follows:

Year Ending June 30,
2004	$159,775
2005	165,607
2006	169,386
2007	169,833
2008	170,279
Thereafter	270,000

$1,110,880

NOTE 12 - RELATED PARTY TRANSACTIONS

On January 2, 2003, the Chief Executive Officer of the Company sold 356,000 shares of common stock in Sharps Compliance Corp. through a private sale.  Purchasers of these shares included, among others, New Century Equity Holdings Corp. (“New Century”) (200,000 shares), a 9% shareholder in the Company, John Dalton (50,000 shares), a 12.5% holder in the Company, and Philip Zerrillo (10,000 shares), a member of the Company’s Board of Directors.

The Chief Financial Officer (“CFO”) of the Company also serves as the CFO of New Century, a 9% shareholder in the Company.  In addition, two of the Company’s directors also serve as directors of New Century.  The Company reimburses New Century for certain expenses incurred by the CFO, including an allocation of the CFO’s salary and benefits, temporary living and relocation expenses.  Included in accounts payable at June 30, 2003 is $27,958 payable to New Century.

NOTE 13 - SUBSEQUENT EVENT

On September 24, 2003, the Company completed a private placement of 625,00 shares of common stock at the price of $0.80 per share.  The proceeds of $500,000 will be utilized by the Company for working capital purposes as well as to support growth plans to further expand the business into the industrial, retail and other markets.