Form 10QSB
period 2003-09-30
SHARPS COMPLIANCE CORP
filed 2003-11-10
CIK 898770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

Commission File Number:  0-22390

SHARPS COMPLIANCE CORP.
(Exact Name of Small Business Issuer in its Charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Kirby Drive, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 432-0300
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes         ☒            No           ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

10,538,256 shares of Common Stock, $0.01 par value as of October 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes   ☐        No  ☒

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART I                  FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$281,507	$135,884
Restricted cash	43,614	152,851
Accounts receivable, net of allowance for doubtful accounts of $21,102 and $35,141, respectively	763,142	740,760
Inventory	403,786	299,136
Prepaid and other assets	100,253	125,808

TOTAL CURRENT ASSETS	1,592,302	1,454,439

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $468,160 and 429,502 respectively	577,358	597,691

INTANGIBLE ASSETS, net of accumulated amortization of $101,225	1,950	—

OTHER ASSETS	11,695	11,695

TOTAL ASSETS	$2,183,305	$2,063,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$462,424	$567,918
Accrued liabilities	279,224	226,427
Deferred revenue – pump return	186,461	205,125
Current portion of deferred revenue – incineration	102,799	108,547
Current portion of deferred revenue – transportation	460,644	476,630
Notes payable and current portion of long-term debt	261,932	407,374
Current maturities of capital lease obligations	31,835	36,501
TOTAL CURRENT LIABILITIES	1,785,319	2,028,522

LONG-TERM DEFERRED REVENUE – INCINERATION, net of current portion	33,977	35,794

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion	159,094	164,142

LONG-TERM DEBT, net of current portion	16,096	45,563

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities	110,156	102,314

OTHER LIABILITIES	34,750	27,000

TOTAL LIABILITIES	2,139,392	2,403,335

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $.01 par value per share; 20,000,000 shares authorized;10,538,256 and 9,910,356 shares issued and outstanding, respectively	105,382	99,103
Additional paid-in capital	7,457,639	6,963,918
Accumulated deficit	(7,519,108)	(7,402,531)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	43,913	(339,510)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,183,305	$2,063,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,
	2003	2002

REVENUES:
Distribution, net	$1,802,104	$1,761,189
Consulting and environmental services	70,426	287,679
Manufacturing	124,682	—
TOTAL REVENUES	1,997,212	2,048,868

COSTS AND EXPENSES:
Cost of revenues	1,217,710	1,381,390
Selling, general and administrative	836,386	841,811
Depreciation and amortization	38,658	21,151
TOTAL COSTS AND EXPENSES	2,092,754	2,244,352

OPERATING LOSS	(95,542)	(195,484)

OTHER INCOME (EXPENSE)
Interest income	48	8,190
Interest expense	(21,083)	(908)
TOTAL OTHER INCOME (EXPENSE)	(21,035)	7,282

NET LOSS	$(116,577)	$(188,202)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.02)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	9,960,811	9,822,023

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,577)	$(188,202)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,658	21,151
Change in allowance for doubtful accounts	(18,909)	—
Changes in operating assets and liabilities:
Decrease in restricted cash	109,237	—
Increase in accounts receivable	(3,473)	(293,421)
Increase in inventory	(104,650)	(3,973)
Decrease in prepaids and other assets	25,555	23,680
Increase (decrease) in accounts payable and accrued liabilities	(44,947)	152,826
Increase (decrease) in deferred revenue	(47,263)	13,336
NET CASH USED IN OPERATING ACTIVITIES	(162,369)	(274,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,168)	(11,480)
Patent	(1,950)	—
NET CASH USED IN INVESTING ACTIVITIES	(16,118)	(11,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(29,342)	(44,834)
Net payments on factoring agreement	(145,567)	—
Payments on capital lease obligations	(981)	—
Issuance of common stock	500,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	324,110	(44,834)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	145,623	(330,917)

CASH AND CASH EQUIVALENTS, beginning of period	135,884	1,009,650

CASH AND CASH EQUIVALENTS, end of period	$281,507	$678,733

NONCASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment additions acquired under capital lease	$4,157	$—

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1.  ORGANIZATION AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc., Sharps Manufacturing Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, “Sharps” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2003 and the results of its operations and cash flows for the three months ended September 30, 2003 and 2002.  The results of operations for the three months ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004.  These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

NOTE 3.  REVENUE RECOGNITION

The Company adopted the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as “Mailback” and Sharps Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system.  The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value.  Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility.  The Mailback container system is mailed to the incineration facility using the United States Postal Service.  Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container.  Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and incineration elements is recognized at the point of sale.

NOTE 4.  STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, but elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations in accounting for its stock option plan.  While the Company continues to use APB No. 25, pro forma information regarding net income (loss) and earnings per share is required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123”, including that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The Company uses the Black-Scholes option valuation model to value options granted.  Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options.  The Company used the following weighted-average assumptions for options granted during the quarters ended September 30, 2003 and 2002, as follows: risk-free interest rates of 3.6% and 4.2%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of approximately 32% and 62%, respectively; and a weighted-average expected life of the options of 7 years.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company’s net loss would have been increased, as follows:

	Three Months Ended September 30,
	2003	2002

Net loss, as reported	$(116,577)	$(188,202)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(73,403)	$(36,601)

Net loss, pro forma	$(189,980)	$(224,803)

Basic and diluted net loss per share, as reported	$(.01)	$(.02)

Basic and diluted net loss per share, pro forma	$(.02)	$(.02)

NOTE 5.  ASSET PURCHASE (PRO-TEC)

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation (“Futura”) for $300,000.  As consideration for the asset purchase, the Company made payments of $50,000 at closing, $83,333 on March 1, 2003, $13,889 on August 31, 2003 and September 30, 2003. The Company is scheduled to make ten (10) additional monthly payments of $13,889 (beginning October 31, 2003) to Futura as payment for the remaining obligation at September 30, 2003 of $138,889.  This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line.  At acquisition date, the asset purchase increased inventory by $78,364 and property and equipment by $221,636.  The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line are classified in the Company’s Statement of Operations as “Manufacturing”.

NOTE 6.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	September 30, 2003	June 30, 2003
Factoring agreement with financial institution, bearing interest at a rate of prime plus 2%, plus an administrative fee of 0.25% of gross receivable financed	$116,476	$262,043

Note payable to Futura (see note 5) of ten remaining equal installments of $13,889	138,889	166,667

Promissory note to a finance company for the purchase of an automobile, due in monthly installments of principal and interest of $674, bearing interest at 7.75% through November 2006, secured by the automobile.	22,663	24,227

	278,028	452,937

Less: current portion of notes payable and long-term debt	261,932	407,374

Total notes payable and long-term debt	$16,096	$45,563

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit.  The agreement allows the Company to factor customer receivables generated out of its ordinary course of business.  The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance).  The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and will incur interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented.  During the quarter ended September 30, 2003, the maximum borrowings under the arrangement were $431,368.

NOTE 7.  RELATED PARTY TRANSACTION

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

On September 24, 2003, the Company completed a private placement of 625,000 shares of common stock at a price of $0.80 per share. Certain members of the Board of Directors of the Company participated in the financing as follows: (i) Ramsay Gillman (150,000 shares), (ii) Parris H. Holmes, Jr. (62,500 shares), (iii) F. Gardner Parker (50,000 shares) and (iv) Philip C. Zerillo (5,000 shares).

John W. Dalton, a 10% owner in the Company’s common shares, was issued 125,000 fully vested non-Stock Plan options with an exercise price of $0.80 per share, for services performed in conjunction with the September 24, 2003 private placement of 625,000 common shares of the Company (see note 8 below).

The Chief Financial Officer (“CFO”) of the Company also serves as the CFO of New Century, a 9% shareholder in the Company.  In addition, two of the Company’s directors also serve as directors of New Century.  The Company reimburses New Century for certain expenses incurred by the CFO, including an allocation of the CFO’s salary and benefits, temporary living and relocation expenses.  Included in accounts payable at September 30, 2003 is $65,075 payable to New Century.

NOTE 8.  PRIVATE  PLACEMENT

On September 24, 2003  the Company completed a private placement of 625,000 shares of common stock at a price of $0.80 per share. The proceeds of $500,000 will be utilized by the Company for working capital purposes as well as to support growth plans to further expand the business into the industrial, retail and other markets.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

GENERAL

Sharps Compliance Corp. (“Sharps” or the “Company”) is a leading developer of superior solutions for improving safety, efficiency, and cost related to the proper disposal of medical waste by industry and consumers. These solutions include the Sharps Disposal by Mail System™, Trip LesSystem™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote™, Pitch-It™ IV Poles, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. The Company’s products and services represent cutting edge solutions for a variety of industries dealing with the complexity of managing regulatory compliance, environmental sensitivity, employee and customer safety, corporate risks, and operating costs related to medical waste disposal.  Additionally, these services facilitate compliance with educational and training requirements of federal, state and local agencies. Sharps is a leading participant and proponent in the development of public awareness and solutions for the safe disposal of needles, syringes and other sharps in the community setting.

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation (“Futura”) for $300,000.  As consideration for the asset purchase, the Company made payments of $50,000 at closing, $83,333 on March 1, 2003, $13,889 on August 31, 2003 and September 30, 2003. The Company is scheduled to make ten (10) additional monthly payments of $13,889 (beginning October 31, 2003) to Futura as payment for the remaining obligation at September 30, 2003 of $138,889.  This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line.  At acquisition date, the asset purchase increased inventory by $78,364 and property and equipment by $221,636.  The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line are classified in the Company’s Statement of Operations as “Manufacturing”.

The Pro-Tec product line offers medical sharps disposal containers, specialized for safe disposal of biomedical waste in a full range of services.  The Pro-Tec product line is a vertical business integration of the sharps disposal by mail products for the Company.  The Company will have savings in product cost on its Sharps Disposable by Mail System™ and sales to third parties of this product.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2003 and 2002.

The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

	Three Months Ended September 30,
	2003	2002
Net revenues	100%	100%
Costs and expenses:
Cost of revenues	(61)%	(68)%
Selling, general and administrative	(42)%	(41)%
Depreciation and amortization	(2)%	(1)%
Total operating expenses	(105)%	(110)%
Loss from operations	(5)%	(10)%
Total other income	(1)%	1%
Net loss	(6)%	(9)%

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Total revenues for the three months ended September 30, 2003 of $1,997,212 decreased by $51,656, or 3%, over the total revenues for the three months ended September 30, 2002 of $2,048,868. The decrease in revenues is primarily attributable to a reduction in environmental services revenues of $143,000. This decrease was partially offset by manufacturing revenues of $125,000 related to the October 2002 Pro-Tec product line asset acquisition. The reduction in current year quarter environmental services revenues is attributable to certain third party (one customer) incineration revenues that were generated during the three months ended September 30, 2002, but not in the three months ended September 30, 2003.

Cost of revenues for the three months ended September 30, 2003 of $1,217,710 were 61% of revenues versus $1,381,390 or 68% of the revenues for the corresponding period of the previous year. The decrease in the cost of revenues as a percentage of revenue for the three months ended September 30, 2003 versus September 30, 2002 is a result of additional costs incurred in the environmental services division during the three months ended September 30, 2002, which were not incurred during the three months ended September 30, 2003.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2003 of $836,386 were consistent with SG&A for the three months ended September 30, 2002 of $841,811.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $145,623 to $281,507 at September 30, 2003 from $135,884 at June 30, 2003. The increase in cash and cash equivalents is primarily a result of the proceeds from the September 24, 2003 private placement of $500,000. This increase in cash from the private placement was partially offset by the $116,577 net loss for the three months ended September 30, 2003 and the reduction in notes payable and long-term debt of $174,909.

Restricted cash decreased by $109,237 to $43,614 at September 30, 2003 from $152,851 at June 30, 2003. Restricted cash represents funds held in the Company’s account receivable lockbox that have not yet cleared the Company’s operating account. Therefore, this account fluctuates based on deposit activities at the balance sheet date.

Inventory increased by $104,650 to $403,786 at September 30, 2003 from $299,136 at June 30, 2003. The increase was due to the purchase of Pitch-It™ IV Poles for $97,341 at the end of September 2003.

Property and equipment decreased by $20,333 to $577,358 at September 30, 2003 from $597,691 at June 30, 2003. This decrease is primarily attributable to depreciation expense recognized for the quarter.

Management believes that the Company’s current cash resources along with its asset-based factoring line of credit and the effects of the reduction in the cash losses beginning in March 2003 (in conjunction with a cost reduction program) will be sufficient to fund operations for the twelve months ended September 30, 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The effect of adoption of SFAS No. 146 is dependent on the Company’s activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that is has issued.  Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified.  The disclosure requirements are effective immediately and were adopted beginning with the Company’s Form 10-QSB for the three months ended December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002.  As the Company will continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company’s policy for accounting for stock-based employee compensation will not change as a result of SFAS No. 148.  The Company will adopt the annual disclosure provisions for its Form 10-KSB for the year ended June 30, 2003.  The Company adopted the interim disclosure provisions for this Form 10-QSB.

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

ITEM 2.  CHANGES IN SECURITIES

On September 24, 2003 the Company completed a private placement of 625,000 shares of  common stock at a price of $0.80 per share. The proceeds of $500,000 will be utilized by the Company for working capital purposes as well as to support growth plans to further expand the business into the industrial, retail, and other markets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)
	31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)
	32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)
	32.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

(b)	Current Reports on Form 8-K:
Form 8-K, dated and filed November 3, 2003 announcing the Company's results of operations for the quarter ended September 30, 2003.
Form 8-K, dated and filed August 11, 2003 announcing the Company’s results of operations for the year ended June 30, 2003.
Form 8-K, dated and filed September 24, 2003 announcing the completion of a $500,000 private placement of common stock.

ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: November 10, 2003	By:	/s/ Dr. Burton J. Kunik
Chairman of the Board, Chief Executive Officer and President

Dated: November 10, 2003	By:	/s/ David P. Tusa
Senior Vice President, Chief Financial Officer and Corporate Secretary