Form 10QSB
period 2003-12-31
SHARPS COMPLIANCE CORP
filed 2004-02-11
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 0-22390

SHARPS COMPLIANCE CORP.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2657168 (I.R.S. Employer Identification No.)

9350 Kirby Drive, Suite 300, Houston, Texas 77054
(Address of principal executive offices)

(713) 432-0300
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,538,256 shares of Common Stock, $0.01 par value as of January 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2003	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,028	$135,884
Restricted cash	91,347	152,851
Accounts receivable, net	743,028	740,760
Inventory	432,114	299,136
Prepaid and other assets	97,191	125,808

TOTAL CURRENT ASSETS	1,553,708	1,454,439

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $458,877 and $429,502 respectively	546,613	597,691

INTANGIBLE ASSETS, net of accumulated amortization of $101,225	10,409	—

OTHER ASSETS	5,478	11,695

TOTAL ASSETS	$2,116,208	$2,063,825

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$601,595	$567,918
Accrued liabilities	235,459	226,427
Deferred revenue — pump return	192,554	205,125
Current portion of deferred revenue — incineration	93,962	108,547
Current portion of deferred revenue — transportation	434,735	476,630
Notes payable and current portion of long-term debt	172,321	407,374
Current maturities of capital lease obligations	32,960	36,501

TOTAL CURRENT LIABILITIES	1,763,586	2,028,522

LONG-TERM DEFERRED REVENUE — INCINERATION, net of current portion	31,186	35,794

LONG-TERM DEFERRED REVENUE — TRANSPORTATION, net of current portion	150,912	164,142

LONG-TERM DEBT, net of current portion	14,373	45,563

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities	99,599	102,314

OTHER LIABILITIES	35,000	27,000

TOTAL LIABILITIES	2,094,656	2,403,335

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.01 par value per share; 20,000,000 shares authorized;10,538,256 and 9,910,356 shares issued and outstanding, respectively	105,382	99,103
Additional paid-in capital	7,457,639	6,963,918
Accumulated deficit	(7,541,469)	(7,402,531)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	21,552	(339,510)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,116,208	$2,063,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended December 31,

	2003	2002

REVENUES:
Distribution, net	$1,846,246	$2,161,192
Consulting and environmental services	105,316	72,234
Manufacturing	122,658	106,383

TOTAL REVENUES	2,074,220	2,339,809

COSTS AND EXPENSES:
Cost of revenues	1,251,600	1,598,551
Selling, general and administrative	798,339	958,146
Depreciation and amortization	39,590	46,695

TOTAL COSTS AND EXPENSES	2,089,529	2,603,392

OPERATING LOSS	(15,309)	(263,583)

OTHER INCOME (EXPENSE)
Interest income	—	7,342
Interest expense	(6,812)	(779)
Other	(240)	—

TOTAL OTHER INCOME (EXPENSE)	(7,052)	6,563

NET LOSS	$(22,361)	$(257,020)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$—	$(.03)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	10,538,256	9,862,784

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months
	Ended December 31,

	2003	2002

REVENUES:
Distribution, net	$3,648,350	$3,922,381
Consulting and environmental services	175,742	359,913
Manufacturing	247,340	106,383

TOTAL REVENUES	4,071,432	4,388,677

COSTS AND EXPENSES:
Cost of revenues	2,469,310	2,979,941
Selling, general and administrative	1,634,725	1,799,957
Depreciation and amortization	78,248	67,846

TOTAL COSTS AND EXPENSES	4,182,283	4,847,744

OPERATING LOSS	(110,851)	(459,067)

OTHER INCOME (EXPENSE)
Interest income	48	15,532
Interest expense	(27,895)	(1,687)
Other	(240)	—

TOTAL OTHER INCOME (EXPENSE)	(28,087)	13,845

NET LOSS	$(138,938)	$(445,222)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	10,247,955	9,842,403

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(138,938)	$(445,222)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,248	67,846
Loss on disposal of equipment	240	—
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	61,504	(10,010)
(Increase) decrease in accounts receivable	(2,268)	(763,282)
Increase in inventory	(132,978)	(146,399)
Decrease in prepaids and other assets	34,834	65,611
Increase in accounts payable and accrued liabilities	50,709	331,009
Increase (decrease) in deferred revenue	(86,889)	133,665

NET CASH USED IN OPERATING ACTIVITIES	(135,538)	(766,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,253)	(264,885)
Proceeds from Stockholder note receivable	—	320,000
Patent	(10,409)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(33,662)	55,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	250,000
Payment on notes payable	(72,602)	(84,058)
Net payments on factoring agreement	(193,641)	—
Payments on capital lease obligations	(10,413)	—
Issuance of common stock	500,000	37,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	223,344	203,692

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	54,144	(507,975)

CASH AND CASH EQUIVALENTS, beginning of period	135,884	1,009,650

CASH AND CASH EQUIVALENTS, end of period	$190,028	$501,675

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions acquired under capital lease	$4,157	$—

The accompanying notes are an integral part
of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2003 and the results of its operations and cash flows for the six months ended December 31, 2003 and 2002. The results of operations for the six months ended December 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

NOTE 4. STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, but elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations in accounting for its stock option plan. While the Company continues to use APB No. 25, pro forma information regarding net income (loss) and earnings per share is required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS Statement No. 123”, including that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options.

The Company used the following weighted-average assumptions for options granted during the quarters ended December 31, 2003 and 2002, as follows: risk-free interest rates of 3.5% and 3.7%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of approximately 34% and 62%, respectively; and a weighted-average expected life of the options of 7 years.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company’s net loss for the quarters ended December 31, 2003 and 2002, respectively, would have been increased, as follows:

	Three Months Ended December 31,

	2003	2002

	(Unaudited)	(Unaudited)
Net loss, as reported	$(22,360)	$(257,020)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(73,911)	$(51,839)

Net loss, pro forma	$(96,271)	$(308,859)

Basic and diluted net loss per share, as reported	$(.00)	$(.03)

Basic and diluted net loss per share, pro forma	$(.01)	$(.03)

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company’s net loss for the six months ended December 31, 2003 and 2002, respectively, would have been increased, as follows:

	Six Months Ended December 31,

	2003	2002

	(Unaudited)	(Unaudited)
Net loss, as reported	$(138,938)	$(445,222)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(147,314)	$(88,440)

Net loss, pro forma	$(286,252)	$(533,662)

Basic and diluted net loss per share, as reported	$(.01)	$(.05)

Basic and diluted net loss per share, pro forma	$(.03)	$(.05)

NOTE 5. ASSET PURCHASE (PRO-TEC)

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation (“Futura”) for $300,000. As consideration for the asset purchase, the Company made payments of $50,000 at closing, $83,333 on March 1, 2003 and $13,889 for each month from August through December 2003 (i.e. five payments). The Company is scheduled to make seven (7) additional monthly payments of $13,889 (beginning January 31, 2004) to Futura as payment for the remaining obligation. This asset purchase consisted of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. At acquisition date, the asset purchase increased inventory by $78,364 and property and equipment by $221,636. The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line are classified in the Company’s Statement of Operations as “Manufacturing”.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

	December 31,	June 30,
	2003	2003

	(Unaudited)
Factoring agreement with financial institution, bearing interest at a rate of prime plus 2%, plus an administrative fee of 0.25% of gross receivable financed	$68,402	$262,043

Note payable to Futura (see note 5) with seven remaining equal installments of $13,889	97,223	166,667

Promissory note to a finance company for the purchase of an automobile, due in monthly installments of principal and interest of $674, bearing interest at 7.75% through November 2006, secured by the automobile	21,069	24,227

	186,694	452,937
Less: current portion of notes payable and long-term debt	172,321	407,374

Total notes payable and long-term debt	$14,373	$45,563

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. During the quarter ended December 31, 2003, the maximum borrowed under the arrangement was $147,346.

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

On September 24, 2003, the Company completed a Private Placement of 625,000 shares of common stock at a price of $0.80 per share. Certain members of the Board of Directors of the Company participated in the financing as follows: (i) Ramsey Gillman (150,000 shares), (ii) Parris H. Holmes, Jr. (62,500 shares), (iii) F. Gardner Parker (50,000 shares) and (iv) Philip C. Zerillo (5,000 shares).

John W. Dalton, a 10% owner in the Company’s common shares, was issued 125,000 fully vested non-Stock Plan options with an exercise price of $0.80 per share, for services performed in conjunction with the September 24, 2003 private placement of 625,000 common shares of the Company (see note 8 below).

The Chief Financial Officer (“CFO”) of the Company also serves as the CFO of New Century, a 9% shareholder in the Company. In addition, two of the Company’s directors also serve as directors of New Century. The Company reimburses New Century for certain expenses incurred by the CFO, including an allocation of the CFO’s salary and benefits, temporary living and relocation expenses. Included in accounts payable at December 31, 2003 is $16,703 payable to New Century.

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

GENERAL

Sharps Compliance Corp. (“Sharps” or the “Company”) is a leading developer of superior solutions for improving safety, efficiency, and cost related to the proper disposal of medical waste by industry and consumers. These solutions include the Sharps Disposal by Mail System™, Trip LesSystem™, Sharps Secure™, Iso Wash™, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote™, Pitch-It™ IV Poles, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. The Company’s products and services represent cutting edge solutions for a variety of industries dealing with the complexity of managing regulatory compliance, environmental sensitivity, employee and customer safety, corporate risks, and operating costs related to medical waste disposal. Additionally, these services facilitate compliance with educational and training requirements of federal, state and local agencies. Sharps is a leading participant and proponent in the development of public awareness and solutions for the safe disposal of needles, syringes and other sharps in the community setting.

The Company generates its revenue through the manufacturing and distribution of the above-mentioned products primarily to distributors and end users. Historically, the Company’s revenue base has been focused primarily in the home healthcare market, however, the Company is currently involved in diversification of sales opportunities to the industrial, commercial and other markets.

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation (“Futura”) for $300,000. As consideration for the asset purchase, the Company made payments of $50,000 at closing, $83,333 on March 1, 2003 and $13,889 for each month from August through December 2003 (i.e. five payments). The Company is scheduled to make seven (7) additional monthly payments of $13,889 (beginning January 31, 2004) to Futura as payment for the remaining obligation. This asset purchase consisted of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. At acquisition date, the asset purchase increased inventory by $78,364 and property and equipment by $221,636. The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line are classified in the Company’s Statement of Operations as “Manufacturing”.

The Pro-Tec product line offers medical sharps disposal containers, specialized for safe disposal of biomedical waste in a full range of services. The Pro-Tec product line is a vertical business integration of the sharps disposal by mail products for the Company. The Company will have savings in product cost on its Sharps Disposable by Mail System™ and sales to third parties of this product.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months and six months ended December 31, 2003 and 2002.

The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Net revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	(60)%	(68)%	(61)%	(68)%
Selling, general and administrative	(39)%	(41)%	(40)%	(41)%
Depreciation and amortization	(2)%	(2)%	(2)%	(1)%

Total operating expenses	(101)%	(111)%	(103)%	(110)%

Loss from operations	(1)%	(11)%	(3)%	(10)%
Total other income	0%	0%	0%	0%

Net loss	(1)%	(11)%	(3)%	(10)%

THREE MONTHS ENDED DECEMBER 31, 2003, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Total revenues for the three months ended December 31, 2003 of $2,074,220 decreased by $265,589, or 11%, over the total revenues for the three months ended December 31, 2002 of $2,339,809. The decrease in revenues is primarily attributable to the absence, in the quarter ended December 31, 2003, of the sale to a leading syringe manufacturer of the Sharps Disposal by Mail System™ products totaling $455,023, which occurred in the quarter ended December 31, 2002. This decrease was partially offset by increases in sales of, (i) Sharps Disposal by Mail System™ products to other customers ($119,387), (ii) Pump Return Boxes ($48,131) and (iii) Incineration Services ($39,864).

Cost of revenues for the three months ended December 31, 2003 of $1,251,600 were 60% of revenues versus $1,598,551 or 68% of the revenues for the corresponding period of the previous year. The decrease in the cost of revenues as a percentage of revenue for the three months ended December 31, 2003 versus December 31, 2002 is a result of additional costs incurred in the environmental services division during the three months ended December 31, 2002, which were not incurred during the three months ended December 31, 2003 as well as operational efficiencies implemented beginning in April 2003.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2003 of $798,339, decreased by $159,807, or by 17%, versus $958,146 for the corresponding period of the previous year due to the positive impact of management’s cost-reduction program. The decrease in the SG&A expense is primarily a result of decreases in the following expenses: (i) professional fees ($79,671), (ii) compensation ($48,260) and (iii) travel and entertainment ($16,046).

SIX MONTHS ENDED DECEMBER 31, 2003, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2002

Total revenues for the six months ended December 31, 2003 of $4,071,432 decreased by $317,245, or 7%, over the total revenues for the six months ended December 31, 2002 of $4,388,677. The decrease in revenues is primarily attributable to the absence, in the six months ended December 31, 2003, of the sale to a leading syringe manufacturer of the Sharps Disposal by Mail System™ products totaling $455,023, which occurred in the six months ended December 31, 2002. Additionally, incineration services revenues decreased by $150,668. These decreases were partially offset by increases in sales of (i), Pump Return Boxes ($155,579) and (ii) manufacturing products ($134,018).

Cost of revenues for the six months ended December 31, 2003 of $2,469,310 were 61% of revenues versus $2,979,941 or 68% of the revenues for the corresponding period of the previous year. The decrease in the cost of revenues as a percentage of revenue for the six months ended December 31, 2003 versus December 31, 2002 is a result of additional costs incurred in the environmental services division during the six months ended December 31, 2002, which were not incurred during the six months ended December 31, 2003, as well as operational efficiencies implemented beginning in April 2003.

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2003 of $1,634,725, decreased by $165,232, or by 9%, versus $1,799,957 for the corresponding period of the previous year due to the positive impact of management’s cost-reduction program. The decrease in the SG&A expense is primarily a result of decreases in the following expenses: (i) professional fees ($119,394) and (ii) compensation ($48,470).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $54,144 to $190,028 at December 31, 2003 from $135,884 at June 30, 2003. The increase in cash and cash equivalents is primarily a result of the proceeds from the September 24, 2003 private placement of $500,000 plus the positive impact on cash of the reduction in restricted cash of $61,504. This increase was partially offset by the payment on notes payable and long-term debt of $276,656, the $138,938 net loss for the six months ended December 31, 2003, and the increase in inventory of $132,978.

Restricted cash decreased by $61,504 to $91,347 at December 31, 2003 from $152,851 at June 30, 2003. Restricted cash represents funds held in the Company’s account receivable lockbox that have not yet cleared the Company’s operating account. Therefore, this account fluctuates based on deposit activities at the balance sheet date.

Inventory increased by $132,978 to $432,114 at December 31, 2003 from $299,136 at June 30, 2003. The increase was due to the purchase of Pitch-It™ IV Poles for $95,411 at the end of December 2003.

Property and equipment decreased by $51,078 to $546,613 at December 31, 2003 from $597,691 at June 30, 2003. This decrease is primarily attributable to depreciation expense recognized for the quarter.

The Company believes it will incur repair and maintenance expenses of approximately $75,000 for the twelve months ended December 31, 2004 attributable to the incineration facility in Carthage, Texas.

Management believes that the Company’s current cash resources along with its asset-based factoring line of credit and the effects of the reduction in the cash losses beginning in March 2003 (in conjunction with a cost reduction program) will be sufficient to fund operations for the twelve months ended December 30, 2004.

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. During the quarter ended December 31, 2003, the maximum borrowed under the arrangement was $147,346.

CRITICAL ACCOUNTING ESTIMATES

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

ITEM 1.      LEGAL PROCEEDINGS

Sharps is not involved in any legal actions on claims which could result in liability to the company.

ITEM 2. CHANGES IN SECURITIES

None.

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

Form 8-K, dated and filed November 3, 2003 announcing the Company’s results of operations for the quarter ended September 30, 2003.

ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: February 11, 2004	By:	/s/ Dr. Burton J. Kunik

Chairman of the Board, Chief Executive Officer and President

Dated: February 11, 2004	By:	/s/ David P. Tusa

Senior Vice President, Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)