Form 10QSB
period 2004-03-31
SHARPS COMPLIANCE CORP
filed 2004-05-11
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission File Number: 0-22390

SHARPS COMPLIANCE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2657168 (I.R.S. Employer Identification No.)
9350 Kirby Drive, Suite 300, Houston, Texas 77054 (Address of principal executive offices)
(713) 432-0300 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section  13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days  Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,538,256 shares of common stock, $0.01 par value as of May 11, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$148,340	$135,884
Restricted cash	12,116	152,851
Accounts receivable, net	814,969	740,760
Inventory	375,959	299,136
Prepaid and other assets	118,423	125,808

TOTAL CURRENT ASSETS	1,469,807	1,454,439

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $465,955 and $429,502 respectively	532,350	597,691

INTANGIBLE ASSETS, net of accumulated amortization of $101,429 and $110,225 respectively	10,205	-

OTHER ASSETS	5,478	11,695

TOTAL ASSETS	$2,017,840	$2,063,825

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$502,139	$567,918
Accrued liabilities	314,284	226,427
Deferred revenue—pump return	203,199	205,125
Current portion of deferred revenue—incineration	89,632	108,547
Current portion of deferred revenue—transportation	430,923	476,630
Notes payable and current portion of long-term debt	155,005	407,374
Current maturities of capital lease obligations	35,733	36,501

TOTAL CURRENT LIABILITIES	1,730,915	2,028,522

LONG-TERM DEFERRED REVENUE—INCINERATION, net of current portion	32,853	35,794

LONG-TERM DEFERRED REVENUE—TRANSPORTATION, net of current portion	151,799	164,142

LONG-TERM DEBT, net of current portion	12,617	45,563

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities	94,519	102,314

OTHER LIABILITIES	42,750	27,000

TOTAL LIABILITIES	2,065,453	2,403,335

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' (DEFICIT)
Common stock, $.01 par value per share; 20,000,000 shares authorized; 10,538,256 and 9,910,356 shares issued and outstanding, respectively	105,382	99,103
Additional paid-in capital	7,457,639	6,963,918
Accumulated deficit	(7,610,634)	(7,402,531)

TOTAL STOCKHOLDERS' (DEFICIT)	(47,613)	(339,510)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,017,840	$2,063,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
REVENUES:
Distribution, net	$1,882,412	$1,761,374
Consulting and environmental services	79,916	48,830
Manufacturing	117,618	27,592

TOTAL REVENUES	2,079,946	1,837,796
COSTS AND EXPENSES:
Cost of revenues	1,234,515	1,438,175
Selling, general and administrative	864,047	1,065,503
Depreciation and amortization	40,253	39,927

TOTAL COSTS AND EXPENSES	2,138,815	2,543,605

OPERATING LOSS	(58,869)	(705,809)
OTHER INCOME (EXPENSE)
Interest income	—	673
Interest expense	(9,980)	(1,250)
Other	(316)	—

TOTAL OTHER INCOME (EXPENSE)	(10,296)	(577)

NET LOSS	$(69,165)	$(706,386)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.01)	$(.07)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	10,538,256	9,874,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended March 31,
	2004	2003
REVENUES:
Distribution, net	$5,530,761	$5,790,138
Consulting and environmental services	255,658	365,917
Manufacturing	364,959	70,418

TOTAL REVENUES	6,151,378	6,226,473
COSTS AND EXPENSES:
Cost of revenues	3,703,825	4,418,116
Selling, general and administrative	2,498,772	2,865,460
Depreciation and amortization	118,501	107,773

TOTAL COSTS AND EXPENSES	6,321,098	7,391,349

OPERATING LOSS	(169,720)	(1,164,876)
OTHER INCOME (EXPENSE)
Interest income	48	16,205
Interest expense	(37,875)	(2,937)
Other	(556)	—

TOTAL OTHER INCOME (EXPENSE)	(38,383)	13,268

NET LOSS	$(208,103)	$(1,151,608)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(.02)	$(.12)

WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	10,345,074	9,852,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208,103)	$(1,151,608)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,501	107,773
Inventory write-down	—	86,918
Bad debt expense recognized	—	75,000
Loss on disposal of equipment	556	—
Changes in operating assets and liabilities:
Decrease in restricted cash	140,735	—
Increase in accounts receivable	(74,209)	(164,334)
Increase in inventory	(76,823)	(87,586)
Decrease in prepaids and other assets	13,602	110,621
Increase in accounts payable and accrued liabilities	37,828	8,074
Increase (decrease) in deferred revenue	(81,832)	233,810

NET CASH USED IN OPERATING ACTIVITIES	(129,745)	(781,332)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43,760)	(289,307)
Proceeds from Stockholder note receivable	—	320,000
Patent	(10,409)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(54,169)	30,693
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	250,000
Payment on notes payable	(115,895)	(162,584)
Net payments on factoring agreement	(169,420)	—
Payments on capital lease obligations	(18,315)	—
Issuance of common stock	500,000	42,001

NET CASH PROVIDED BY FINANCING ACTIVITIES	196,370	129,417

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	12,456	(621,222)
CASH AND CASH EQUIVALENTS, beginning of period	135,884	1,009,650

CASH AND CASH EQUIVALENTS, end of period	$148,340	$388,428

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment additions acquired under capital lease	$9,752	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1. ORGANIZATION AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc., Sharps Manufacturing Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, "Sharps" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation..

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2004 and the results of its operations and cash flows for the nine months ended March 31, 2004 and 2003. The results of operations for the nine months ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2004. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

NOTE 3. REVENUE RECOGNITION

The Company adopted the SEC's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as "Mailback" and Sharps Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. The Mailback container system is mailed to the incineration facility using the United States Postal Service. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements is recognized at the point of sale.

NOTE 4. STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations in accounting for its stock option plan. While the Company continues to use APB No. 25, pro forma information regarding net income (loss) and earnings per share is required under SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123", including that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options.

The Company used the following weighted-average assumptions for options granted during the periods ended March 31, 2004 and 2003, as follows: risk-free interest rates of 3.5% and 3.7%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 34% and 62%, respectively; and a weighted-average expected life of the options of 7 years.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net loss for the quarters ended March 31, 2004 and 2003, respectively, would have been increased, as follows:

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Net loss, as reported	$(69,165)	$(706,386)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(73,911)	(57,604)

Net loss, pro forma	$(143,076)	$(763,990)

Basic and diluted net loss per share, as reported	$(.01)	$(.07)

Basic and diluted net loss per share, pro forma	$(.01)	$(.08)

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net loss for the nine months ended March 31, 2004 and 2003, respectively, would have been increased, as follows: :

	Nine Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Net loss, as reported	$(208,103)	$(1,151,608)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(221,225)	(151,845)

Net loss, pro forma	$(429,328)	$(1,303,453)

Basic and diluted net loss per share, as reported	$(.02)	$(.12)

Basic and diluted net loss per share, pro forma	$(.04)	$(.13)

NOTE 5. ASSET PURCHASE (PRO-TEC)

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation ("Futura") for $300,000. As consideration for the asset purchase, the Company made payments of $50,000 at closing, $83,333 on March 1, 2003 and $13,889 for each month from August through March 2004 (i.e. eight payments). The Company is scheduled to make four (4) additional monthly payments of $13,889 (beginning April 30, 2004) to Futura as payment for the remaining obligation. This asset purchase consisted of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. At acquisition date, the asset purchase increased inventory by $78,364 and property and equipment by $221,636. The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line are classified in the Company's Statement of Operations as "Manufacturing".

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

        Notes payable and long-term debt consisted of the following:

	March 31, 2004	June 30, 2003
	(Unaudited)

Factoring agreement with financial institution, bearing interest at a rate of prime plus 2%, plus an administrative fee of 0.25% of gross receivable financed	$92,623	$262,043

Note payable to Futura (see note 5) with four remaining equal installments of $13,889	55,556	166,667

Promissory note to a finance company for the purchase of an automobile, due in monthly installments of principal and interest of $674, bearing interest at 7.75% through November 2006, secured by the automobile	19,443	24,227

	167,622	452,937

Less: current portion of notes payable and long-term debt	155,005	407,374

Total notes payable and long-term debt	$12,617	$45,563

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renewed on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a rate of interest of prime plus 2%, plus administrative fees of .25% on gross receivables presented. During the quarter and nine months ended March 31, 2004, the maximum borrowed under the arrangement was $152,191 and $431,368, respectively.

NOTE 7. GARNISHMENT RECEIVABLE

In September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. The assets of Ameritech representing collateral for the judgments were sold by Ameritech to MedSolutions, Inc. ("MedSolutions") in November 2003. In January 2004, the Company secured a garnishment order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the garnishment order are scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. The Company has received two payments totaling $8,750 (principal and interest), of which $2,917 was paid to an outside attorney for collection services. In the quarters ending March 31, 2003 and June 30, 2003, the Company wrote-off all outstanding amounts, $75,996 and $106,397 respectively, due from Ameritech. Therefore, all future recoveries of receivables will be recorded as a credit to the allowance for bad debts. Although the Company will continue to aggressively pursue collection of the outstanding amounts under the garnishment order, no assurances regarding collection can be made.

NOTE 8. RELATED PARTY TRANSACTION

On January 2, 2003, the Chief Executive Officer of the Company sold 356,000 shares of common stock in Sharps Compliance Corp. through a private sale. Purchasers of these shares included, among others, New Century Equity Holdings Corp. ("New Century") (200,000 shares), a 3.0% shareholder in the Company, John Dalton (50,000 shares), a 10.1% holder in the Company, and Philip Zerrillo (10,000 shares), a member of the Company's Board of Directors.

On September 24, 2003, the Company completed a Private Placement of 625,000 shares of common stock at a price of $0.80 per share. Certain members of the Board of Directors of the Company participated in the financing as follows: (i) Ramsey Gillman (150,000 shares), (ii) Parris H. Holmes, Jr. (62,500 shares), (iii) F. Gardner Parker (50,000 shares) and (iv) Philip C. Zerillo (5,000 shares).

John W. Dalton, a 10% owner in the Company's common shares, was issued 125,000 fully vested non-Stock Plan options with an exercise price of $0.80 per share, for advisory services performed in conjunction with the September 24, 2003 private placement of 625,000 common shares of the Company (see note 9 below).

The Chief Financial Officer ("CFO") of the Company also serves as the CFO of New Century, a 3% shareholder in the Company. In addition, two of the Company's directors also serve as directors of New Century. The Company reimburses New Century for certain expenses incurred by the CFO, including an allocation of the CFO's salary and benefits, temporary living and relocation expenses. Included in accounts payable at March 31, 2004 is $14,750 payable to New Century.

NOTE 9. PRIVATE PLACEMENT

On September 24, 2003, the Company completed a private placement of 625,000 shares of common stock at a price of $0.80 per share. The proceeds of $500,000 will be utilized by the Company for working capital purposes as well as to support growth plans to further expand the business into the industrial, retail and other markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

GENERAL

Sharps Compliance Corp. ("Sharps" or the "Company") is a leading developer of superior solutions for improving safety, efficiency, and cost related to the proper disposal of medical waste by industry and consumers. These solutions include the Sharps Disposal by Mail System(TM), Trip LesSystem(TM), Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps SureTemp Tote(TM), Pitch-It(TM) IV Poles, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. The Company's products and services represent cutting edge solutions for a variety of industries dealing with the complexity of managing regulatory compliance, environmental sensitivity, employee and customer safety, corporate risks, and operating costs related to medical waste disposal. Additionally, these services facilitate compliance with educational and training requirements of federal, state and local agencies. Sharps is a leading participant and proponent in the development of public awareness and solutions for the safe disposal of needles, syringes and other sharps in the community setting.

The Company generates its revenue through the manufacturing and distribution of the above-mentioned products primarily to distributors and end users. Historically, the Company's revenue base has been focused primarily in the home healthcare market, however, the Company is currently involved in diversification of sales opportunities to the industrial, commercial and other markets.

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation ("Futura") for $300,000. As consideration for the asset purchase, the Company made payments of $50,000 at closing, $83,333 on March 1, 2003 and $13,889 for each month from August through March 2004 (i.e. eight payments). The Company is scheduled to make four (4) additional monthly payments of $13,889 (beginning April 30, 2004) to Futura as payment for the remaining obligation. This asset purchase consisted of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. At acquisition date, the asset purchase increased inventory by $78,364 and property and equipment by $221,636. The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line are classified in the Company's Statement of Operations as "Manufacturing".

The Pro-Tec product line offers medical sharps disposal containers, specialized for safe disposal of biomedical waste in a full range of services. The Pro-Tec product line is a vertical business integration of the sharps disposal by mail products for the Company. The Company will have savings in product cost on its Sharps Disposable by Mail System(TM) and sales to third parties of this product.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months and nine months ended March 31, 2004 and 2003.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2004		2003		2004		2003
Net revenues	100%		100%		100%		100%
Costs and expenses:
Cost of revenues	(59%	)	(78%	)	(60%	)	(71%)
Selling, general and administrative	(42%	)	(58%	)	(41%	)	(46%)
Depreciation and amortization	(2%	)	(2%	)	(2%	)	(2%)

Total operating expenses	(103%	)	(138%	)	(103%	)	(119%)

Loss from operations	(3%	)	(38%	)	(3%	)	(19%)
Total other income (expense)	0%		0%		0%		1%

Net loss	(3%	)	(38%	)	(3%	)	(18%)

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Total revenues for the three months ended March 31, 2004 of $2,079,946 increased by $242,150, or 13%, over the total revenues for the three months ended March 31, 2003 of $1,837,796. The increase in revenues is primarily attributable to increases in sales of, (i) Sharps Disposal by Mail System(TM) products ($154,095) and (ii) Pitch-It(TM) IV Poles ($88,660).

Cost of revenues for the three months ended March 31, 2004 of $1,234,515 were 59% of revenues versus $1,438,175 or 78% of the revenues for the corresponding period of the previous year. The decrease in the cost of revenues as a percentage of revenue for the three months ended March 31, 2004 versus March 31, 2003 is a result of additional costs incurred in the environmental services division of $95,972 and an inventory write down adjustment of $86,918 incurred during the three months ended March 31, 2003, which were not incurred during the three months ended March 31, 2004. Operational efficiencies implemented beginning in April 2003 also contributed to the reduction in the cost of revenues for the quarter ended March 31, 2004.

Selling, general and administrative SG&A expenses for the three months ended March 31, 2004 of $864,047, decreased by $201,456, or by 19%, versus $1,065,503 for the corresponding quarter of the previous fiscal year due to the positive impact of management's cost-reduction program. The components of the decrease in the SG&A expense are as follows: (i) compensation ($80,923), (ii) professional fees ($61,950), (iii) benefits ($36,667) and (iv) office expenses ($15,040).

NINE MONTHS ENDED MARCH 31, 2004, COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

Total revenues for the nine months ended March 31, 2004 of $6,151,378 decreased by $75,095, or 1%, over the total revenues for the nine months ended March 31, 2003 of $6,226,473. The decrease in revenues is primarily attributable to the absence, in the nine months ended March 31, 2004, of the sale to a leading syringe manufacturer of the Sharps Disposal by Mail System(TM) products totaling $455,023, which occurred in the nine months ended March 31, 2003. Additionally, incineration services revenues decreased by $133,165 during the nine months ended March 31, 2004 versus the nine months ended March 31, 2003. These decreases were partially offset by increases in sales of (i) Sharps Disposal by Mail System(TM) products ($254,133), (ii) Pitch-It(TM) IV Poles ($186,639) and (iii) manufacturing products ($113,686).

Cost of revenues for the nine months ended March 31, 2004 of $3,703,825 were 60% of revenues versus $4,418,116, or 71%, of the revenues for the corresponding period of the previous fiscal year. The decrease in the cost of revenues as a percentage of revenue for the nine months ended March 31, 2004 versus March 31, 2003 is a result of additional costs incurred in the environmental services division of $206,325 and an inventory write down adjustment of $86,918 incurred during the nine months ended March 31, 2003, which were not incurred during the nine months ended March 31, 2004. Operational efficiencies implemented beginning in April 2003 also contributed to the reduction in the cost of revenues for the nine months ended March 31, 2004.

SG&A expenses for the nine months ended March 31, 2004 of $2,498,772, decreased by $366,688, or by 13%, versus $2,865,460 for the corresponding period of the previous year due to the positive impact of management's cost-reduction program. The components of the decrease in the SG&A expense are as follows: (i) professional fees ($176,236), (ii) compensation ($96,391), (iii) travel and entertainment ($42,100) and (iv) office expenses ($26,493).

LIQUIDITY AND CAPITAL RESOURCES

Cash and restricted cash of $160,456 decreased by $128,279 from the balance at June 30, 2003 of $288,735. The reduction in cash and restricted cash were primarily attributable to the following activities for the nine months ended March 31, 2004: (i) payments on debt instruments totaling $303,631, (ii) increase in accounts receivable and inventory totaling $156,692, (iii) net loss (less depreciation expense) of $89,602 and (iv) capital expenditures of $43,758. The reductions were partially offset by the $500,000 in proceeds from the September 24, 2003 private placement of equity securities.

Accounts receivable increased by $74,209 to $814,969 at March 31, 2004 from $740,760 at June 30, 2003. The increase is directly attributable to the increase in billings in month of ending March 31, 2004 from the month ending March 31, 2003 of $708,758 and $620,957, respectively.

Inventory increased by $76,823 to $375,959 at March 31, 2004 from $299,136 at June 30, 2003. The increase was due to a $99,480 bulk purchase of Pitch-It(TM) IV Poles at the end of March 2004.

Property and equipment decreased by $65,341 to $532,350 at March 31, 2004 from $597,691 at June 30, 2003. This decrease is primarily attributable to depreciation and amortization expense recognized for the nine months ($118,501). This decrease was partially offset by capital expenditures ($53,512).

The Company believes it will incur repair and maintenance expenses of approximately $75,000 for the period April 1 through December 31, 2004 related to the incineration facility in Carthage, Texas.

Management believes that the Company's current cash resources along with its asset-based factoring line of credit will be sufficient to fund operations for the twelve months ended March 31, 2005.

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renewed on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a rate of interest of prime plus 2%, plus administrative fees of .25% on gross receivables presented. During the quarter and nine months ended March 31, 2004, the maximum borrowed under the arrangement was $152,191 and $431,368, respectively.

GARNISHMENT RECEIVABLE

In September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. The assets of Ameritech representing collateral for the judgments were sold by Ameritech to MedSolutions, Inc. ("MedSolutions") in November 2003. In January 2004, the Company secured a garnishment order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the garnishment order are scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. The Company has received two payments totaling $8,750 (principal and interest), of which $2,917 was paid to an outside attorney for collection services. In the quarters ending March 31, 2003 and June 30, 2003, the company wrote-off all outstanding amounts, $75,996 and $106,397 respectively, due from Ameritech. Therefore, all future recoveries of receivables will be recorded as a credit to the allowance for bad debts. Although the Company will continue to aggressively pursue collection of the outstanding amounts under the garnishment order, no assurances regarding collection can be made

CRITICAL ACCOUNTING ESTIMATES

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after March 31, 2003. The effect of adoption of SFAS No. 146 is dependent on the Company's activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that is has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and were adopted beginning with the Company's Form 10-QSB for the three months ended March 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. As the Company will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company's policy for accounting for stock-based employee compensation will not change as a result of SFAS No. 148. The Company will adopt the annual disclosure provisions for its Form 10-KSB for the year ended June 30, 2003. The Company adopted the interim disclosure provisions for this Form 10-QSB.

In December 2003, the FASB issued FASB Interpretation No. 46 R ("FIN 46 R"), "Consolidation of Variable Interest Entities", which requires that companies that control another entity through interests other than voting rights should consolidate the controlled entity. FIN 46 is generally effective for financial statements for interim or annual periods ending on or before March 15, 2004. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46 R will have any impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics to be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this 10-QSB. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's most recent evaluation

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sharps is not involved in any legal actions on claims which could result in liability to the company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits:

31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

b)      Current Reports on Form 8-K:

Form 8-K, dated and filed November 3, 2003 announcing the Company's results of operations for the quarter ended September 30, 2003.
Form 8-K, dated and filed January 28, 2004 announcing the Company's results of operations for the quarter ended December 31, 2003.

ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP.
Dated: May 11, 2004	By:	/s/ Dr. Burton J. Kunik Chairman of the Board, Chief Executive Officer and President
Dated: May 11, 2004	By:	/s/ David P. Tusa Senior Vice President, Chief Financial Officer and Corporate Secretary

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
IN ACCORDANCE WITH SECTION 302 OF THE SARBANES-OXLEY ACT

I. Dr. Burton J. Kunik, certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Sharps Compliance Corp.;

  2.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

    (a)
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b)
    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles;

    (c)
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d)
    Disclosed in this report any change in the registrant’s internal control over financial reporting that occured during the registrant’s most current fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors, (or persons performing the equivalent functions):

    (a)
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b)
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 11, 2004

By:	/s/ DR. BURTON J.KUNIK Dr. Burton J.Kunik Chairman of the Board, Chief Executive Officer and President

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
IN ACCORDANCE WITH SECTION 302 OF THE SARBANES-OXLEY ACT

I. David P. Tusa, certify that:

  1.
  I have reviewed this quarterly report on Form 10-QSB of Sharps Compliance Corp.;

  2.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

  (a)
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)
  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles;

  (c)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)
  Disclosed in this report any change in the registrant’s internal control over financial reporting that occured during the registrant’s most current fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors, (or persons performing the equivalent functions):

  (a)
  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 11, 2004

By:	/s/ DAVID P.TUSA David P. Tusa Senior Vise President, Chief Executive Officer and Corporate Secretary

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
IN ACCORDANCE WITH SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the quarterly report of Sharps Compliance Corp. (the "Company") on Form 10-QSB for the three and nine months ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, I, Dr. Burton J. Kunik, Chairman of the Board, Chief Executive Officer and President of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(1)   The Form 10-QSB report for the three and nine months ended March 31, 2004, filed with the Securities and Exchange Commission on May 11, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB report for the three and nine months ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Sharps Compliance Corp.

Date: May 11, 2004

/s/ Dr. BURTON J. KUNIK Dr. Burton J. Kunik Chairman of the Board, Chief Executive Officer and President

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
IN ACCORDANCE WITH SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the quarterly report of Sharps Compliance Corp. (the "Company") on Form 10-QSB for the three and nine months ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, I, David P. Tusa, Senior Vice President, Chief Financial Officer and Corporate Secretary of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge that:

(1)   The Form 10-QSB report for the three and nine months ended March 31, 2004, filed with the Securities and Exchange Commission on May 11, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB report for the three and nine months ended March 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of Sharps Compliance Corp.

Date: May 11, 2004

/s/ DAVID P. TUSA David P. Tusa Senior Vise President, Chief Financail Officer and Corporate Secretary