Form 10KSB
period 2004-06-30
SHARPS COMPLIANCE CORP
filed 2004-09-20
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ___________________

                                   FORM 10-KSB

|x| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2004

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____to____.

                         Commission File Number: 0-22390
                               ___________________

                             SHARPS COMPLIANCE CORP.
                 (Name of small business issuer in its charter)

         Delaware                                          74-2657168
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

9350 Kirby Drive, Suite 300, Houston, Texas                   77054
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (713) 432-0300


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |x|

Issuer's revenues for most recent fiscal year: $8,619,393.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 16, 2004: $8,957,422.

Number of shares outstanding of the issuer's Common Stock as of September 16, 2004: 10,538,144.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on November 11, 2004 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes    No |x|

                             SHARPS COMPLIANCE CORP.
                               TABLE OF CONTENTS *
                          ANNUAL REPORT ON FORM 10-KSB
________________________________________________________________________________

                                                                            Page
                                                                            ----
                                     PART I

Item 1   Description of Business ...........................................  2
Item 2   Description of Property ...........................................  8
Item 3   Legal Proceedings .................................................  9
Item 4   Submission of Matters to a Vote of Security Holders ...............  9

                                     PART II

Item 5   Market for Common Equity and Related Stockholder Matters .......... 10
Item 6   Management's Discussion and Analysis or Plan of Operations ........ 11
Item 7   Financial Statements .............................................. 14
Item 8   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ............................................. 14
Item 8A  Controls and Procedures ........................................... 14

                                    PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with 16(a) of the Exchange Act ........................ 15
Item 10  Executive Compensation ............................................ 15
Item 11  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters ...................................... 15
Item 12  Certain Relationships and Related Transactions .................... 15
Item 13  Exhibits and Reports on Form 8-K .................................. 16
Item 14  Principal Accountant Fees and Services ............................ 17

         Signatures ........................................................ 18

____________
* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "expect", "estimate", "project" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sharps Compliance Corp. was formed in November 1992 as a Delaware Corporation. The information presented herein is for Sharps Compliance Corp. and it's wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. ("Sharps e-Tools"), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, "Sharps" or the "Company"). Sharps' principal office is located at 9350 Kirby Drive, Suite 300, Houston, Texas 77054.

The Company provides access to all of its filings with the Securities and Exchange Commission ("SEC") through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC. These filings are also available free of charge through the Company's investor relations department.

PRODUCTS AND SERVICES

Sharps is a leading developer of cost effective solutions for improving safety and efficiency related to the proper disposal of medical waste by industry and consumers. These solutions include Sharps Disposal by Mail System(TM), Pitch-It(TM) IV Poles, Trip LesSystem(TM), Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure(TM), Sharps SureTemp Tote(TM), IsoWash(TM) Linen Recovery System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

The Sharps Disposal by Mail System(TM) is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and retail industries. The Sharps Disposal by Mail System(TM) contains a securely sealed, leak and puncture resistant sharps container in several sizes; United States Postal Service ("USPS") approved shipping carton with priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment and complete documentation and tracking manifest. Customers who use the Sharps Disposal by Mail System(TM) are responsible for mailing the system to the Company's disposal facility for incineration (i.e. Sharps Environmental Services). Upon destruction, Sharps supplies verification of destruction to the customer.

The Pitch-It(TM) IV Poles are designed as a cost effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions. The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies by eliminating the costs and inconvenience of retrieving, cleaning, bagging, tagging and storing of traditional IV poles. The Pitch-It(TM) poles are available in three models: (i) tabletop, (ii) floor and (iii) full-size with wheels.

The Trip LesSystem(TM) is a solution for the home healthcare (commercial) industry that eliminates costly trips by healthcare providers to the patient's home after therapy has been completed. The Trip LesSystem(TM) has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail System(TM) along with either (i) a prepaid pump return box or
(ii) a Pitch-It(TM) IV Pole, depending on the patient's therapy.

Sharps' asset return boxes (i.e., the Sharps Pump Return Box and Sharps Enteral Pump Return Box) are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, like infusion and enteral pumps, phototherapy and TENS units, between the healthcare provider and the patient.

The Sharps Secure(TM) Needle Disposal System is the first commercially available wall mounted needle collection and disposal by mail system specifically designed for the retail and industrial markets. The system is mounted on the wall inside of public restrooms to provide a visible collection point for self-injectors to safely and privately dispose of used needles, which are often discarded in the public waste at commercial and office buildings. The system consists of a Sharps Disposal by Mail System(TM) needle collection container, housed in the newly designed (patent pending) Sharps Secure(TM) metal collection cabinet. The wall-mounted cabinet, which is manufactured from heavy gauge metal, has been designed with numerous safety features to ensure that needles properly disposed of will not present a hazard.

The Sharps SureTemp Tote(TM) is a disposable cooler that maintains a safe range for temperature-sensitive materials. Sharps primarily markets the product to home healthcare providers to protect IV medications used in home infusion. Its disposable nature relieves the home healthcare provider of tracking, cleaning and maintaining reusable coolers.

The IsoWash(TM) Linen Recovery System is designed to address the safe handling of linens contaminated with blood, bodily fluids and other biohazards in the hospitality market. Historically, contaminated linens are discarded at most domestic hotels. IsoWash(TM), however, provides an alternative for safely handling and de-contaminating at a significant cost savings to linen replacement. Contaminated linens are isolated from human contact by being placed into the IsoWash(TM) water-soluble bag, which is clear to reveal the bag's contents and is marked with a biohazard warning. The isolated linens are placed in industrial laundry equipment for recovery. Once the wash cycle begins, the bag dissolves within two minutes allowing chemicals in the wash to safely clean the contaminated laundry with minimal handling. Sharps is the exclusive distributor for the patented product.

The Sharps e-Tools online services include SharpsTracer(TM), AssetTracer(TM) and ComplianceTrak. SharpsTracer(TM) is a manifest imaging and tracking program for registered customers for the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer(TM) eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer(TM) allows its registered subscribers to manage effectively all types of capital assets through a single, organized database. The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

Sharps Environmental Services provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services include the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents,
(iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to oversee directly the proper disposal of its Sharps Disposal by Mail Systems(TM). The Company has an agreement with the City of Carthage, Texas, and Panola County to manage and operate the Panola County Resources Recovery Facility ("PCRRF"), a municipally owned incinerator. The agreement extends through June 30, 2012.

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

MARKETS

Sharps' target markets include the home healthcare industry, assisted living facilities and dental, veterinarian and physician markets (commercial healthcare); hospitality and other industrial markets (commercial non-healthcare); home self-injectors (retail) and other markets where Sharps' products and services may be bundled or cross-sold to provide solutions to prospective customers. Sharps is involved in the mission to help separate the potentially infectious medical waste from the regular waste. The repeat order nature of our business and an infrastructure, which is nationwide, has helped drive our growth. Sharps has remained flexible and responsive to its customer needs in industries that demand effective cost and logistical solutions, quick response and technological innovation.

Home Healthcare Industry. Healthcare is increasingly provided in the home setting, requiring healthcare professionals to dispose of contaminated syringes, surgical supplies and other materials outside of medical facilities. The home healthcare industry is a primary market for the Trip LesSystem(TM), which includes the Sharps Disposal by Mail System(TM), Pitch-It(TM) IV Pole and asset return box. Sharps' products are distributed to the home healthcare industry through major national homecare equipment and supply distributors. The home healthcare industry is a somewhat fragmented market; however, management estimates that approximately 20 corporations dominate the home healthcare market within the United States and Sharps currently maintains a relationship with a majority of these corporations.

The Trip LesSystem(TM) is predominate with many of the top home healthcare corporations under contract and is under serious consideration with several of the remaining companies. Sharps' current principal customers include many nationally recognized, leading home healthcare customers. Among the leading national home healthcare companies, Sharps has become part of the formulary for dealing with the disposal of the sharps (syringes, needles, lancets, sutures, catheter needles or any item that can puncture the skin), primarily because of the Trip LesSystem(TM). The system is cost effective because it reduces the number of costly trips by the home healthcare providers to patients' homes to retrieve medical waste or to deliver or retrieve medical equipment.

Sharps sells its products and services to home health companies directly and through distributors. Sharps' strategy is to obtain agreements with homecare companies to use Sharps' products and arrange for the homecare company's distributor of choice to sell and deliver the product and services directly to the homecare company.

In recent publications, the Department of Transportation ("DOT") clarified the exemptions to 49CFR Part 173.134(b) of the Hazardous Materials Regulations ("HMR"), thereby requiring home healthcare providers to follow most of the HMR requirements for regulated medical waste during transport. Healthcare providers who are transporting regulated medical waste must use DOT approved, tested and registered containers. The Sharps Disposal by Mail System(TM) meets all HMR requirements through USPS permitting procedures. Sharps has started a marketing and educational program informing home healthcare providers of this clarification and offering the Sharps Disposal by Mail System(TM) for their transportation needs.

Assisted Living Facilities. Sharps believes that assisted living providers are an excellent market for the Sharps Disposal by Mail System(TM) because their residents are more likely than the general populous to self-inject, thereby generating a stream of medical waste requiring proper disposal. The volume produced by each facility is particularly suited for disposal in Sharps Disposal by Mail System(TM).

Home Self-Injectors. A growing market is the home self-injector market. Approximately three percent of the United States population, or individuals in one out of every 12 households, use sharps in the treatment of conditions such as diabetes, multiple sclerosis, infertility, migraines, allergies and hemophilia, as well as infectious diseases like hepatitis and HIV. While medical waste disposal in the home is largely unregulated, certain states require used sharps from home self-injectors to be disposed as medical waste and not as solid waste.

Sharps is actively marketing to a vast number of insulin dependent diabetics and this market is expected to grow as testing for the condition increases and modern dietary habits lead to growing numbers of diabetics. In May of 2002, Sharps signed a three year, renewable agreement with BD Consumer Health Care, a division of Becton Dickinson and Company ("BD"), the world's largest syringe manufacturer. The agreement names Sharps as the exclusive supplier of Sharps Disposal by Mail System(TM) for retail sale nationally. BD will be marketing the mail-back disposal system to Sharps' target market of home self-injectors in BD's syringe boxes, diabetic newsletter and "Getting Started" kits for newly diagnosed diabetics. Sharps is also marketing to the retail customer through a joint sales and marketing agreement with Waste Management, Inc., a leading waste services provider. WM will market Sharps' disposal by mail systems to WM's 25 million residential customers.

Dentists, Veterinarians and Physicians. Sharps has a presence within these healthcare markets with the Sharps Disposal by Mail System(TM). Sharps' system is ideal for these small volume waste generators. Sharps has grouped the dental, physician and veterinarian market together due to their similar model and duration usage.

Sharps utilizes distributors to reach the dental, veterinarian and physician marketplace. In all areas, Sharps' products and services are distributed through major distributors within each of the respective markets.

Agricultural During fiscal year 2004 Sharps began marketing and selling its products to the agricultural industry. Specifically, Sharps has targeted the dairy industry and other animal segments for the distribution and sale of its Sharps Disposal by Mail Systems(TM). Sharps markets to companies involved in the production and/or distribution of injectables used for various purposes in the agricultural industry. This industry is estimated to have $9 billion in agriculture. Customers in the agricultural industry generally require safe and efficient disposal of sharps. Sharps estimates the agricultural industry could provide growth to the Sharps Disposal By Mail Systems(TM) products.

Hospitality and Other Industrial Markets. Sharps sells both directly and through major distributors to the hospitality and other industrial markets, including hotels, motels, resorts, schools, colleges, stadiums, daycare centers, planes, trains, cruise ships, casinos, supermarkets, distribution centers, business offices, restaurants, bars and clubs. The Company also sells directly to the end customers in the industrial market. Management believes that OSHA enhanced regulations will increase this important market for Sharps' products and services. Sharps has developed specialized versions of its Sharps Disposal by Mail System(TM), which permit an institutional establishment to easily introduce the product. Sharps developed custom-designed cones, one used to collect contaminated sharps when discovered and a second used as a temporary receptacle by transient individuals who need to dispose of syringes.


The large, fragmented medical waste industry has experienced significant growth since its inception. The regulated medical waste industry arose with the Medical Waste Tracking Act of 1988, which Congress enacted in response to media attention after medical waste washed ashore on beaches, particularly in New Jersey. Since the 1980s, the public and governmental regulators have increasingly restricted the handling and disposal of medical waste generated by the healthcare industry. The EPA has recently changed its guidance regarding the safe disposal of medical sharps in the non-regulated markets. The new guidance reflects information about alternative disposal methods including mail-back programs. Additionally, California recently enacted legislation authorizing state agencies and municipalities to expand the scope of the hazardous waste plans to provide for the safe disposal of medical sharps.


Today, almost all businesses have some medical waste disposal concerns for safety and liability reasons. Medical waste such as syringes, razor blades, bloodborne contaminated items, bio-hazard waste spills and other sharps waste can occur in several situations. Those situations are as follows: treating cuts, abrasions and burns; finding needles, syringes or blood-soaked items in the workplace; laundering blood-soaked linens or finding needles or razor blades in linens; and cleaning up broken glass with blood or other bio-hazardous waste.


MARKET SIZE

Management believes many businesses that are not outsourcing medical waste services are unaware of OSHA requirements regarding proper training of employees that may handle medical waste. These businesses include restaurants, casinos, hotels and generally all businesses in which employees may come into contact with bloodborne pathogens. In addition, medical waste generated in the home is currently unregulated and may become subject to similar bloodborne pathogen regulations in the future. Use of the Company's products and services are designed to significantly reduce the liabilities associated with improper disposal of medical waste.

Home Healthcare Industry

Homecare target markets include Sharps' primary market, home infusion providers, as well as home nursing agencies. There are approximately 4,500 sites in the United States that provide home infusion services including local, national and hospital-based providers generating approximately 4.5 billion dollars in annual revenue. Twenty large chains and affiliations service a large percentage of the patients in this market. The Company believes it has about 10% of this market. Recent statistics on home nursing agencies show approximately 7,000 Medicare Certified Agencies employing approximately 240,000 clinical full time employees. The home nursing market, unlike the infusion market, downsized after the Balanced Budget Amendment of 1997. Sharps' focus in the home nursing market is secondary to infusion due to the potential business per site, but the Sharps Disposal by Mail System(TM) could service their total medical waste handling, disposal and documentation needs. Sharps' sales force focuses on these accounts.

Dentist, Veterinarians and Physicians

Recent figures supplied by the American Dental Association, the American Medical Association and the American Veterinary Association, indicate that there are approximately 152,000 dentists, 598,000 physicians and 59,000 veterinarians in active practice in the United States. Management estimates that a large majority of these offices would benefit from replacing waste hauling services with the Sharps Disposal by Mail System(TM).

Hospitality and Other Industrial Markets

The Lodging Industry Profile for 2002, published by Bureau of Labor Statistics, estimates there are approximately 41,000 properties consisting of 4.2 million rooms supporting more than 7.8 million jobs. In 29 states, the tourism industry ranks as the first, second or third largest employer. According to the National Restaurant Association, the restaurant industry employs approximately 11.7 million people. Management believes that a comprehensive application of OSHA regulations would require the majority of these employees to be trained in the proper handling of medical waste encountered in the workplace which would include proper disposal.

Home Self-Injectors

The American Diabetes Association estimates approximately 17.0 million people in the United States, or 6.2% of the population, have diabetes. Of diagnosed cases, the ADA estimates 3.7 million require daily insulin injections.

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

     2. Recent changes in Federal, state and local regulations regarding the proper transportion and/or disposal of medical sharps are increasing over time.

     3. OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. Management believes these regulations will expand the market for Sharps' products and services.

RESEARCH AND DEVELOPMENT

Sharps' research and development costs for the last two fiscal years have not been material. The Company is seeking new applications for the Sharps Disposal by Mail System(TM) in many different areas, since small quantity medical waste generators can be found in many industries. Sharps is also considering the development of new products to assist companies in complying with OSHA regulations regarding medical waste handling. Development of new products was completed utilizing the services of the prospective manufacturer, which kept development costs to a minimum. Currently, Sharps does not have any agreements with prospective manufacturers regarding the development of any products.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the year ended June 30, 2004, two customers represented approximately 49% of revenues. Those same two customers represented approximately 47% (or $460,000) of the total accounts receivable balance at June 30, 2004. For the year ended June 30, 2003, three customers represented 60% of revenues. Those same three customers represented approximately 60% (or $445,000) of the total accounts receivable balance at June 30, 2003. The Company may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by, (i) the contractual relationships with the end user of the products and reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and
(iii) the continued diversification of the Company's products and services.

Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System(TM) from the end user to the Company's facility. Transportation is currently sole-sourced to the USPS. Management believes the risk of dependence is mitigated by the long-standing business relationship. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

INTELLECTUAL PROPERTY

Sharps has applied in the United States for registration of a number of trademarks and patents, many of which have been registered and granted, and can give no assurance that the Company will obtain registrations for the other trademarks and patents for which it has applied.


RISK FACTORS

Operating History; History of Losses

Although, the Company was profitable in the fourth quarter of Fiscal 2004, Sharps has incurred cumulative losses from operations since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship and customer agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current financial resources, including cash on hand and its factoring line of credit, will be sufficient to fund operations through fiscal year 2005. There can be no assurance that the Company will be able to obtain financing, if necessary, on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary.

Dependence on Certain Management Personnel

Sharps' growth and development to date has been largely dependent on the active participation and leadership of its Chairman and Chief Executive Officer, Dr. Burton Kunik, as well as its senior management team. The Company believes that the business is dependent upon the continued employment of the Chief Executive Officer as well as the senior management team and has therefore entered into employment agreements with all the above noted individuals in order to provide incentive for their continued employment with the Company.

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

Incinerator Facilities

The Company's business uses an incinerator facility for medical waste disposal. The Company has an agreement for such a facility with the City of Carthage, Texas, and Panola County to operate the PCRRF through June 30, 2012. The Company is responsible for operating and maintaining the facility in compliance with all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. The cost of such compliance for the period ending June 30, 2004 was $11,805. Any disruption in the availability of a disposal facility may have an adverse impact on the Company. The Company can make no assurances that no such disruption will occur in the future.

The Company believes the facility is in compliance with all applicable federal, state, local and/or regulatory agency requirements, air pollution and TNRCC ("Texas Natural Resources Conservation Commission") regulations. The Company entered into an agreement with a secondary burn facility to provide services in the event the PCRRF is unavailable.

Governmental Regulation

Sharps is required to operate within guidelines established by federal, state, and/or local regulatory agencies. Such guidelines have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including mailed sharps. Sharps believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business. However, in the event additional guidelines are established to more specifically control the business of Sharps, including the environmental services subsidiary, additional expenditures may be required in order for Sharps to be in compliance with such changing regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical sharps products could result in a reduced demand for Sharps' products and services and could have a material adverse effect on Sharps' revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change due to political and economic pressures.

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

Employees

Sharps employs 30 individuals, of which 28 are full-time employees.


ITEM 2. DESCRIPTION OF PROPERTY

Sharps currently leases 10,634 square feet of rentable (office and warehouse) space in Houston, Texas. The lease period commenced October 1, 2002, and terminates January 31, 2008.

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

ITEM 3. LEGAL PROCEEDINGS

On June 14, 2004, the Company provided Mr. Ronald E. Pierce, its then current Chief Operating Officer ("Mr. Pierce"), with notice of non-renewal of his employment agreement. As such, July 14, 2004 was Mr. Pierce's last day of employment . The Company has advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due. The Company then received various letters from Mr. Pierce's attorney advising that Mr. Pierce is taking the position that the non-renewal of the employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his Agreement without the obligation of paying Mr. Pierce as if he were terminated without cause. Mr. Pierce has demanded severance related payments totaling approximately $280,000 (including a $80,000 bonus) along with the full accelerated vesting of 500,000 stock options previously awarded to Mr. Pierce. The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce's employment agreement, the Company was entitled to provide notice thirty (30) days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce. On July 30, 2004, the Company received notice from Mr. Pierce's attorney requesting commencement of arbitration to resolve the claim. The Company believes it has meritorious defenses against Mr. Pierce's claims and has not recorded a liability related to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2004, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information: During the two years ended June 30, 2004, the common stock of the Company has been quoted on the over-the-counter ("OTC") Bulletin Board under the symbol "SCOM". The Company's common stock has had limited trading volume, averaging approximately 38,000 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.

                                                       Common Stock
                                                 -------------------------
                                                   High             Low
                                                 --------         --------
    Fiscal year Ended June 30, 2003
    -------------------------------
    First Quarter                                 $ 1.80           $ 1.05
    Second Quarter                                $ 1.70           $ 1.10
    Third Quarter                                 $ 1.50           $ 1.10
    Fourth Quarter                                $ 1.25           $ 0.72

    Fiscal Year Ending June 30, 2004
    --------------------------------
    First Quarter                                 $ 1.15           $ 0.82
    Second Quarter                                $ 1.15           $ 0.51
    Third Quarter                                 $ 1.01           $ 0.60
    Fourth Quarter                                $ 1.05           $ 0.58

    Fiscal Year Ending June 30, 2005
    --------------------------------
    First Quarter (through September 16, 2004)    $ 0.96           $ 0.57

Stockholders: At September 16, 2004, there were 10,538,144 shares of common stock held by 210 holders of record. The last reported sale of the common stock on September 16, 2004, was $0.85 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans:

                                                 Equity Compensation Plan Information

                                   Number of securities to be       Weighted average       Number of securities
                                     issued upon exercise of        exercise price of       remaining available
      Plan category                    outstanding options,        outstanding options,     for future issuance
                                       warrants and rights         warrants and rights
Equity compensation plans
 approved by security holders               2,883,890                     0.98                    116,110
Equity compensation plans not
 approved by security holders                 637,500                     0.76                         NA
                                            ---------                     ----                    -------

Total                                       3,521,390                     0.96                    116,110
                                            =========                     ====                    =======

Recent Sales of Unregistered Securities: Any sales of unregistered securities have been included in previously filed form 10-QSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                         Year Ended June 30,
                                                     ---------------------------
                                                       2004                2003
                                                     -------             -------

    Total revenues                                      100%               100%
    Costs and expenses:
         Cost of revenues                              (59%)               (69%)
         Selling, general and administrative           (40%)               (44%)
         Depreciation and amortization                  (2%)                (2%)
                                                     -------             -------

    Total operating expenses                          (101%)              (115%)
                                                     -------             -------
    Operating loss                                      (1%)               (15%)
    Interest income (expense), net                       0%                  0%
                                                     -------             -------
    Net loss                                            (1%)               (15%)
                                                     =======             =======

YEAR ENDED JUNE 30, 2004 COMPARED TO YEAR ENDED JUNE 30, 2003

Total revenues for the year ended June 30, 2004 of $8,619,393 increased by $200,054, or 2%, over the total revenues for the year ended June 30, 2003 of $8,419,339. The increase in revenues is attributable to an increase in sales (i) of Pitch-It(TM) IV Poles of $232,000, (ii) Pump Return Box products of $102,000,
(iii) manufacturing revenues related to the Pro-Tec product line of $102,000,
(iv) Sharps Disposal by Mail System products of $85,000 and (v) the new Sharps Secure product of $31,000. These increases were partially offset by, (i) the absence in the current year of an accounting estimate related to the revenue deferral on Pump Return Boxes which was recorded in the prior year of $183,000,
(ii) a reduction in sales of Sharps SureTemp Tote(TM) of $76,000 and (iii) a reduction in Environmental Revenues of $72,000. The underlying reason for the increases in revenues for these product lines is an overall demand in the home healthcare market for the Company's products as well as new sales in the agricultural market.

Cost of revenues for the year ended June 30, 2004 of $5,108,635 was 59% of revenues. Cost of revenues for the year ended June 30, 2003 of $5,798,150 was 69% of revenues for the corresponding period and included the following special items, (i) an inventory write-down of $87,000 and (ii) bad debt write-off of $205,000. When excluding the two special items noted above, the cost of revenues was $5,506,000 or 65% of revenues. Operational efficiencies implemented beginning in April 2003 also contributed to the reduction in the cost of revenues for the year ended June 30, 2004.

SG&A expenses for the year ended June 30, 2004 of $3,419,251 decreased by $334,763, or 9%, over the SG&A expenses for the year ended June 30, 2003. The decrease in the SG&A expenses is primarily a result of reductions in the following expenses, (i) professional fees of $221,000, (ii) group benefits of $73,000, (iii) commissions of $63,000, and (iv) advertising and public relations consulting of $41,000. The underlying reasons for the decrease in the above noted expenses are, (i) the absence in the year ended June 30, 2004 of SEC review related and S-3 preparation costs which were incurred in the year ended June 30, 2003, (ii) the change in benefits plan providers from ADP and Administaff to independently procured programs (in-house), (iii) the reduction in commissioned salespersons and a reduction in commissionable products and (iv) a reduction on public relations consulting.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $106,919 to $242,803 at June 30, 2004 from $135,884 at June 30, 2003. Conversely, restricted cash decreased by $138,173 to $14,678 at June 30, 2004 from $152,851 at June 30, 2003. The overall net decrease in cash and cash equivalents plus restricted cash of $31,254 is primarily a result of (i) payments on notes payable and capital lease obligations of $282,788, (ii) the operating net loss of $117,879 and (iii) purchases of property, plant, and equipment and patents of $103,608. These decreases were partially offset by the proceeds from the private placement of common stock of $500,000.

Property and equipment decreased by $57,891 to $539,800 at June 30, 2004 from $597,691 at June 30, 2003. This decrease is attributable to depreciation for 2004 of $160,287 that was partially offset by the purchase of, (i) operational tools and dies $48,562, (ii) upgrades to the incineration facility of $31,638,
(iii) computer equipment of $16,521 and (iv) office equipment of $6,230.

The Company's various debt and capital leases (including current portion) decreased by $273,035 as of June 30, 2004 as compared to the June 30, 2003 balances. This decrease is attributable to, (i) payments on the remaining obligation incurred in conjunction with the ProTec acquisition of $152,778, (ii) the net reduction on $96,960 on the working capital line of credit debt and
(iii) payments on capital lease obligations of $26,608.

The decrease in the Company's net loss of $1,159,648 for the year ending June 30, 2004 compared the year ending June 30, 2003 is primarily a result of the $889,569 increase in Gross Profit as well as a reduction in SG&A expenses of $334,763.

Management believes that the Company's current cash resources along with its asset-based factoring line of credit will be sufficient to fund operations for the twelve months ended June 30, 2005.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly information for 2004 and 2003. We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

                                                                  Quarter Ended
                               ----------------------------------------------------------------------------
                                September 30, 2003    December 31, 2003    March 31, 2004    June 30, 2004
                               ----------------------------------------------------------------------------
Total revenues                  $        1,997,212    $       2,074,220    $    2,079,946    $   2,468,015
Cost of revenues                $        1,217,710    $       1,251,600    $    1,234,515    $   1,404,810
Operating income (loss)         $          (95,542)   $         (15,549)   $      (59,185)   $     101,139
Net income(loss)                $         (116,577)   $         (22,361)   $      (69,165)   $      90,224
Net income(loss) per share      $            (0.01)   $            0.00    $        (0.01)   $        0.01
Weighted average shares -
 basic and diluted                       9,960,811           10,538,114        10,538,114       10,538,114


                                                                  Quarter Ended
                               ----------------------------------------------------------------------------
                                September 30, 2002    December 31, 2002    March 31, 2003    June 30, 2003
                               ----------------------------------------------------------------------------
Total revenues                  $        2,048,868    $       2,339,809    $    1,837,796    $   2,192,866
Cost of revenues                $        1,381,390    $       1,598,551    $    1,438,175    $   1,380,034
Operating loss                  $         (195,484)   $        (263,583)   $     (705,809)   $    (118,243)
Net loss                        $         (188,202)   $        (257,020)   $     (706,386)   $    (125,919)
Net loss per share              $            (0.02)   $           (0.03)   $        (0.07)   $       (0.01)
Weighted average shares -
 basic and diluted                       9,822,023            9,862,784         9,874,060        9,897,134

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

Revenue Recognition: The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as "Mailback" and Sharps Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and
(3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. The Mailback container system is mailed to the incineration facility using the USPS. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and subsequently revised the interpretation in December 2003 ("FIN 46R") which requires that companies that control another entity through interests other than voting rights should consolidate the controlled entity. As revised, FIN 46R is generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46R will have any impact on the Company's financial position or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company and the related report of the Company's independent registered public accounting firm thereon are included in this report and are referenced as pages F-1 to F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the information under the caption "Management" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission ("SEC") relating to its Annual Meeting of Stockholders to be held on November 11, 2004.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2004, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


The Audit Committee is comprised of certain Directors who are not employees of the Company or any of its subsidiaries. Messrs. Zerrillo (Chairman), Cooke, and Parker and are the current members of the Audit Committee. The Audit Committee meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls. The independent auditors have unrestricted access to the Audit Committee and vice versa.

The Company's Board has determined that Mr. Parker is an independent director who qualifies as an audit committee accounting expert, as that term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended.

The Company's Board adopted a Code of Ethics for all of our directors, officers and employees, as defined in Item 406 of Regulation S-K under the Securities Act of 1933, as amended. The Company's Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K. Individuals may also request a free copy of the Company's Code of Ethics from the Company's investor relations department. Additionally, the Company posts its Code of Ethics on its website (www.sharpsinc.com). The Company intends to disclose any amendments to, or waivers from, the provisions of its Code of Ethics within five business days of the amendment or waiver under of Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions "Management" and "Executive Compensation" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 11, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information under the captions "Security Ownership of Management" and "Certain Beneficial Owners" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 11, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 11, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
 Number   Description of Exhibit
--------  ----------------------------------------------------------------------
  2.1 Agreement and Plan of Reorganization between U.S. Medical Systems, Inc., Sharps Compliance, Inc. and its Stockholders, dated February 27, 1998 (incorporated by reference from Exhibit 2.1 to Form 8-K, dated February 27, 1998).
  3.1 Bylaws of Company (incorporated by reference from Exhibit 3.4 to Form 10-KSB, dated June 30, 1994).
  3.2 Certificate of Elimination of the Series A 10% Voting Convertible Preferred Stock of Sharps Compliance Corp. (incorporated by reference from Exhibit 3.6 to Form 10-KSB, dated June 30, 1998).
  4.1 Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form-10KSB, dated June 30, 1998).
 10.1 Employment Agreement by and between Sharps Compliance Corp. and Dr. Burt Kunik effective January 1, 2003 (incorporated by reference from
          Exhibit 10.35 to Form10-QSB dated December 30, 2002).
 10.2     Employment Agreement by and between Sharps Compliance Corp. and Ronald
          E. Pierce, dated July 14, 2003 (filed herewith).
 10.3     Employment Agreement by and between Sharps Compliance Corp. and David
          P. Tusa, dated July 14, 2003 (filed herewith).
 10.4 Employment Agreement by and between Sharps Compliance Corp. and Michael D. Archer, dated July 14, 2003 (filed herewith).
 10.5 Exclusive Distributorship Agreement between Pro-Tec Containers, Inc. and Sharps Compliance, Inc., dated April 1, 1998 (incorporated by reference from Exhibit 10.31 to Form 10-KSB, dated June 30, 1998).
 10.6 Purchase Agreement between Ivy Green Corporation and Sharps Compliance, Inc., dated June 19, 1998 (incorporated by reference from
          Exhibit 10.32 to Form 10-KSB, dated June 30, 1998).
 10.7 Lease Agreement between Lakes Technology Center, Ltd. and Sharps Compliance, Inc., dated August 1, 1998 (incorporated by reference from
          Exhibit 10.33 to Form 10-KSB, dated June 30, 1998).
 10.8 Severance Agreement between C. Lee Cooke, Jr. and Sharps Compliance Corp. (formerly known as - U.S. Medical Systems, Inc.), dated September 2, 1998 (incorporated by reference from Exhibit 10.34 to Form 10-KSB, dated June 30, 1998).
 14.1     Sharps Compliance Corp. Code of Ethics (filed herewith).
 16.1 Letter regarding changes in Certifying Accountant to Arthur Andersen LLP, dated April 22, 1998 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated April 22, 1998).
 16.2 Letter regarding changes in Certifying Accountant to Mann Frankfort Stein & Lipp CPAs L.L.P. (incorporated by reference from Exhibit 16.1 to Form 8-K, dated January 11, 2002).
 31.1 Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
 31.2 Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
 32.1 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
 32.2 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

(b) Reports on Form 8-K

     Form 8-K, dated and filed August 3, 2004, disclosing a claim by the Company's former Chief Operating Officer, Mr. Ron Pierce.

     Form 8-K, dated and filed August 9, 2004, announcing the Company's results of operations for the year ended June 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 11, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   REGISTRANT:
                                                   SHARPS COMPLIANCE CORP.

Dated: September 20, 2004                          By: /s/ BURTON J. KUNIK
                                                       -------------------------
                                                       Dr. Burton J. Kunik
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                                   By: /s/ DAVID P. TUSA
                                                       -------------------------
                                                       David P. Tusa
                                                       Senior Vice President &
                                                       Chief Financial Officer

                                                   By: /s/ C. LEE COOKE, JR.
                                                       -------------------------
                                                       C. Lee Cooke, Jr.
                                                       Director

                                                   By: /s/ RAMSAY GILLMAN
                                                       -------------------------
                                                       Ramsay Gillman
                                                       Director

                                                   By: /s/ PARRIS H. HOLMES, JR.
                                                       -------------------------
                                                       Parris H. Holmes, Jr.
                                                       Director

                                                   By: /s/ F.  GARDNER PARKER
                                                       -------------------------
                                                       F. Gardner Parker
                                                       Director

                                                   By: /s/
                                                       -------------------------
                                                       Philip C. Zerrillo
                                                       Director

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE
                                                                            ----

 Report of Management and Internal Controls................................. F-2

 Report of Independent Registered Public Accounting Firm ................... F-3

 Consolidated Balance Sheets as of June 30, 2004 and 2003 .................. F-4

 Consolidated Statements of Operations for the Years Ended June 30, 2004
  and 2003 ................................................................. F-5

 Consolidated Statements of Stockholders' Equity (Deficit) for the Years
  Ended June 30, 2004 and 2003 ............................................. F-6

 Consolidated Statements of Cash Flows for the Years Ended June 30, 2004
  and 2003 ................................................................. F-7

 Notes to Consolidated Financial Statements ................................ F-8

                   REPORT OF MANAGEMENT AND INTERNAL CONTROLS

     The consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America. Management is responsible for preparing the consolidated financial statements and maintaining and monitoring the Company's system of internal accounting controls. The Company believes that the existing system of internal controls provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected in a timely manner. Key elements of the Company's system of internal controls include careful selection of management personnel, appropriate segregation of conflicting responsibilities, periodic evaluations of Company financial and business practices, communication practices that provide assurance that policies and managerial authorities are understood throughout the Company, and periodic meetings between the Company's audit committee, senior financial management personnel and independent public accountants.

     The consolidated financial statements were audited by UHY Mann Frankfort Stein & Lipp CPAs, LLP, independent public accountants, who have also issued a report on the consolidated financial statements.

/s/ BURTON J. KUNIK
-------------------
Dr. Burton J. Kunik
Chairman of the Board, Chief Executive Officer
and President

/s/ DAVID P. TUSA
-----------------
David P. Tusa
Senior Vice President, Chief Financial Officer
 and Corporate Secretary

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of
 Sharps Compliance Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (of the United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
July 30, 2004

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          June 30,
                                                                                               -----------------------------
                                                                                                    2004            2003
                                                                                               -------------   -------------
                                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                     $   242,803     $   135,884
  Restricted cash                                                                                    14,678         152,851
  Accounts receivable, net of allowance for doubtful accounts of $12,986 and $35,141,
   respectively                                                                                     981,408         740,760
  Inventory                                                                                         393,238         299,136
  Prepaid and other assets                                                                          138,798         125,808
                                                                                               -------------   -------------
     TOTAL CURRENT ASSETS                                                                         1,770,925       1,454,439

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $507,945 and $429,502, respectively      539,800         597,691

INTANGIBLE ASSETS, net of accumulated amortization of $101,582 and $101,225, respectively            10,051               -

OTHER ASSETS                                                                                              -          11,695
                                                                                               -------------   -------------

TOTAL ASSETS                                                                                    $ 2,320,776     $ 2,063,825
                                                                                               =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                                              $   592,943     $   567,918
  Accrued liabilities                                                                               338,153         226,427
  Deferred revenue - pump return                                                                    110,702         205,125
  Current portion of deferred revenue - incineration                                                108,299         108,547
  Current portion of deferred revenue - transportation                                              553,938         476,630
  Notes payable and current portion of long-term debt                                               185,932         407,374
  Current maturities of capital lease obligations                                                    37,513          36,501
                                                                                               -------------   -------------
     TOTAL CURRENT LIABILITIES                                                                    1,927,480       2,028,522

LONG-TERM DEFERRED REVENUE - INCINERATION, net of current portion                                    30,408          35,794

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion                                 179,506         164,142

LONG-TERM DEBT, net of current portion                                                               10,826         45,563

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities                                          84,446        102,314

OTHER LIABILITIES                                                                                    45,500         27,000
                                                                                               -------------   -------------

     TOTAL LIABILITIES                                                                            2,278,166       2,403,335

COMMITMENTS AND CONTINGENCIES                                                                             -               -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.01 par value per share; 20,000,000 shares authorized; 10,538,144 and
   9,910,356 shares issued and outstanding, respectively                                            105,381          99,103
  Additional paid-in capital                                                                      7,457,639       6,963,918
  Accumulated deficit                                                                            (7,520,410)     (7,402,531)
                                                                                               -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                            42,610        (339,510)
                                                                                               -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $ 2,320,776     $ 2,063,825
                                                                                               =============   =============

           See accompanying notes to consolidated financial statements

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended June 30,
                                         ---------------------------------------
                                               2004                   2003
                                         ----------------       ----------------
REVENUES
  Distribution, net                      $     7,754,441        $     7,632,998
  Consulting and environmental services          395,162                415,815
  Manufacturing                                  469,790                370,526
                                         ----------------       ----------------
     TOTAL REVENUES                            8,619,393              8,419,339

COSTS AND EXPENSES
  Cost of revenues                             5,108,635              5,798,150
  Selling, general and administrative          3,419,251              3,754,014
  Depreciation and amortization                  160,644                150,294
                                         ----------------       ----------------
     TOTAL COSTS AND EXPENSES                  8,688,530              9,702,458
                                         ----------------       ----------------

OPERATING LOSS                                   (69,137)            (1,283,119)

OTHER INCOME (EXPENSE)
  Interest income                                     48                 16,562
  Interest expense                               (48,790)               (10,970)
                                         ----------------       ----------------
     TOTAL OTHER INCOME (EXPENSE)                (48,742)                 5,592
                                         ----------------       ----------------

NET LOSS                                 $      (117,879)       $    (1,277,527)
                                         ================       ================


BASIC AND DILUTED NET LOSS PER COMMON
 SHARE                                   $          (.01)       $          (.13)
                                         ================       ================


WEIGHTED AVERAGE SHARES USED IN COMPUTING
 BASIC AND DILUTED NET LOSS PER COMMON
 SHARE                                        10,392,994              9,863,123
                                         ================       ================


           See accompanying notes to consolidated financial statements

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                 Total
                                               Common Stock        Additional                Stockholders'
                                          -----------------------   Paid-in     Accumulated    (Deficit)
                                             Shares      Amount     Capital       Deficit       Equity
                                          ------------ ---------- ------------ ------------- -------------

Balances, July 1, 2002                      9,822,023  $  98,220  $ 6,846,313  $ (6,125,004) $   819,529

Issuance of common stock for cash              88,333        883       56,368             -       57,251

Issuance of options for services provided           -          -       61,237             -       61,237

Net loss                                            -          -            -    (1,277,527)  (1,277,527)
                                          ------------ ---------- ------------ ------------- -------------

Balances, June 30, 2003                     9,910,356     99,103    6,963,918    (7,402,531)    (339,510)

Issuance of common stock for cash             625,000      6,250      493,750             -      500,000

Other                                           2,788         28          (29)            -           (1)

Net loss                                            -          -            -      (117,879)    (117,879)
                                          ------------ ---------- ------------ ------------- -------------

Balances, June 30, 2004                    10,538,144  $ 105,381  $ 7,457,639  $ (7,520,410) $    42,610
                                          ============ ========== ============ ============= =============

           See accompanying notes to consolidated financial statements

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended June 30,
                                                                    ---------------------------
                                                                       2004           2003
                                                                    -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $ (117,879)   $ (1,277,527)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                        160,644         150,294
  Stock based consulting expense                                             -          61,237
  Bad debt expense                                                           -         179,955
  Inventory write-down                                                       -          86,918
  Loss on disposal of equipment                                            556               -
 Changes in operating assets and liabilities:
  (Increase) decrease in restricted cash                               138,173        (142,841)
  Increase in accounts receivable                                     (240,648)       (136,249)
  Increase in inventory                                                (94,102)        (54,591)
  Decrease (increase) in prepaid and other assets                       (1,295)        119,197
  Increase (decrease) in accounts payable and accrued liabilities      155,251        (105,219)
  Decrease (increase) in deferred revenue                               (7,385)       (117,528)
                                                                    -----------   -------------
    NET CASH USED IN OPERATING ACTIVITIES                               (6,685)     (1,236,354)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                  (93,200)        (83,685)
  Payment on note receivable                                                 -         320,000
  Proceeds from sales of short-term investments                              -         502,287
  Patent                                                               (10,408)              -
                                                                    -----------   -------------
    NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                       (103,608)        738,602

CASH FLOWS FROM  FINANCING ACTIVITIES
  Payments on long-term debt                                          (159,220)       (197,762)
  Borrowings on long-term debt                                               -          28,364
  Net proceeds from (payments on) factoring agreement                  (96,960)        262,043
  Payments on capital lease obligations                                (26,608)        (13,613)
  Issuance of common stock                                             500,000          57,251
                                                                    -----------   -------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                          217,212         136,283
                                                                    -----------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                           106,919        (361,469)

CASH AND CASH EQUIVALENTS, beginning of year                           135,884         497,353
                                                                    -----------   -------------

CASH AND CASH EQUIVALENTS, end of year                              $  242,803    $    135,884
                                                                    ===========   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest                                             $   50,389    $     10,970
                                                                    ===========   =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Property and equipment additions financed
  through issuance of debt                                          $        -    $    221,636
                                                                    ===========   =============

 Property and equipment additions acquired under
  capital lease obligations                                         $    9,752    $    152,428
                                                                    ===========   =============

           See accompanying notes to consolidated financial statements

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 1 - ORGANIZATION AND BACKGROUND

Organization: The accompanying consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and it's wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. ("Sharps e-Tools"), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, "Sharps" or the "Company"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Business Products: The Company focuses on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include Sharps Disposal by Mail System(TM), Pitch-It(TM) IV Poles, Sharps Secure(TM), Sharps SureTemp Tote(TM), IsoWash(TM) Linen Recovery System, Trip LesSystem(TM), Sharps asset return boxes, Sharps e-Tools, Sharps Environmental Services, and Sharps Consulting. The Company's products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with certain state and federal regulations, as well as compliance with educational and training requirements required by federal, state, local and regulatory agencies.

The Sharps Disposal by Mail System(TM) is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for the commercial, industrial and home healthcare industries. The Sharps Disposal by Mail System(TM) contains a securely sealed, leak and puncture resistant sharps container in several sizes; United States Postal Service ("USPS") approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters of waste; a red bag for additional containment; and complete documentation and tracking manifest. Customers who use the Sharps Disposal by Mail System(TM) are responsible for mailing the systems to the Company's disposal facility for incineration (i.e. Sharps Environmental Services).

The Pitch-It(TM) IV Pole systems are designed as a cost effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions. The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies through elimination of traditional delivery and pickup of IV poles. The Pitch-It(TM) poles are available in three models: (i) tabletop, (ii) floor and (iii) full-size with wheels.

The Sharps Secure(TM) Needle Disposal System is the first commercially available wall mounted needle collection and disposal by mail system specifically designed for the retail and industrial markets. The system is mounted on the wall inside of public restrooms to provide a visible collection point for self-injectors to safely and privately dispose of used needles, which are often discarded in the public waste at commercial and office buildings. The system consists of a Sharps Disposal by Mail System(TM) needle collection container, housed in the newly designed (patent pending) Sharps Secure(TM) metal collection cabinet. The wall-mounted cabinet, which is manufactured from heavy gauge metal, has been designed with numerous safety features to ensure that needles properly disposed of will not present a hazard.

The Sharps SureTemp Tote(TM) is a disposable cooler that maintains a safe range for temperature-sensitive materials. Sharps primarily markets the product to home healthcare providers to protect IV medications used in home infusion.

The IsoWash(TM) Linen Recovery System is designed to address the safe handling of linens contaminated with blood, bodily fluids and other biohazards in the hospitality market. Historically, contaminated linens are discarded at most domestic hotels. IsoWash(TM), however, provides an alternative for safely handling and de-contaminating at a significant cost savings to linen replacement. Contaminated linens are isolated from human contact by being placed into the IsoWash(TM) water-soluble bag, which is clear to reveal the bag's contents and is marked with a biohazard warning. The isolated linens are placed in industrial laundry equipment for recovery. Once the wash cycle begins, the bag dissolves within two minutes allowing chemicals in the wash to safely clean the contaminated laundry with minimal handling. Sharps is the exclusive distributor for the patented product.

The Trip LesSystem(TM) is a solution for the home healthcare (commercial) industry that will eliminate multiple trips to the patient's home by providers after treatment has been completed. The Trip LesSystem(TM) has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail System(TM) along with

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 1 - ORGANIZATION AND BACKGROUND (continued)

either (i) a prepaid pump return box or (ii) a Pitch-It(TM) IV Pole system, depending on the patient's therapy.

Sharps' asset return boxes (i.e., Sharps Pump Return Box and Sharps Enteral Pump Return Box) are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, like infusion and Enteral pumps.

The Sharps e-Tools online services include SharpsTracer(TM), AssetTracer(TM) and ComplianceTrak. SharpsTracer(TM) is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer(TM) eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer(TM) allows its registered subscribers to manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance, and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

Sharps Environmental Services provides environmental solutions for customers with a wide variety of waste disposal needs. Destruction and disposals are the primary services which are available to the Company's affiliates, as well as to its and other customers and includes destruction and disposal of, among other things, (i) medical waste, (ii) legal and confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service also allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems(TM) and allows the Company to provide its proprietary SharpsTracer(TM). The Company has an agreement with the City of Carthage and Panola County, Texas to manage and operate the Panola County Resources Recovery Facility, a municipally owned incinerator. The agreement expires June 30, 2012.

Sharps Consulting provides a broad range of services including, (i) analysis of legal and regulatory implications of present waste handling practices, (ii) communicating new legislation and industry best practices for minimizing employee exposure and liability, (iii) serving as intermediary with regulatory agencies and (iv) educating staff on the dangers of improper medical wastes and infection control practices.

Concentration of Customers and Suppliers: Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the year ended June 30, 2004, two customers represented approximately 49% of revenues. Those same two customers represented approximately 47% (or $460,000) of the total accounts receivable balance at June 30, 2004. For the year ended June 30, 2003, three customers represented 60% of revenues. Those same three customers represented approximately 60% (or $445,000) of the total accounts receivable balance at June 30, 2003. The Company may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by, (i) the contractual relationships with the end user of the products and the reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and (iii) the continued diversification of the Company's products and services.

Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System(TM) from the end user to the Company's facility. Transportation is currently sole-sourced to the USPS. Management believes the risk of dependence is mitigated by the long-standing business relationship. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

Liquidity: The Company has incurred cumulative losses since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements,

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 1 - ORGANIZATION AND BACKGROUND (continued)

successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's financial resources will be sufficient to fund operations through fiscal year 2005. There can be no assurance that the Company will be able to obtain financing on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary. Additionally, the Company maintains an agreement with a financial institution for a $1.25 million asset-based line of credit (see Note 5).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. During the years ended June 30, 2004 and 2003, the Company recorded depreciation expense of $160,287 and $130,048, respectively.

Intangible Assets: Intangible assets consist of costs related to three patents, two acquired in June 1998 and one in November 2003. The two patents acquired in June 1998 have been amortized over their estimated useful lives of five years and were fully amortized during the year ended June 30, 2003. The one patent acquired in November 2003 is being amortized over its estimated useful life of seventeen years. During the years ended June 30, 2004 and 2003, the Company recorded amortization expense of $357 and $20,246, respectively. Accumulated amortization at June 30, 2004 and 2003 was $101,582 and $101,225, respectively.

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

Stock-Based Compensation: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations in accounting for its stock option plan (see Note 9). While the Company continues to use APB No. 25, pro forma information regarding net income (loss) and earnings per share is required under SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS Statement No. 123", including that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123.

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the years ended June 30, 2004 and 2003, as follows: risk-free interest rates of 3.74% and 3.38%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 52.76% and 61.81%, respectively; and a weighted-average

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

expected life of the options of 7 years.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net loss would have been increased, as follows:

                                                         Year Ended June 30,
                                                    ----------------------------
                                                       2004             2003
                                                    -----------    -------------
Net loss, as reported                               $ (117,879)    $ (1,277,527)
Less: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects  $ (325,764)        (255,091)
                                                    ===========    =============

Net loss, pro forma                                 $ (443,643)    $ (1,532,618)
                                                    ===========    =============

Basic and diluted net loss per share, as reported   $    (0.01)    $      (0.13)
                                                    ===========    =============

Basic and diluted net loss per share, pro forma     $    (0.04)    $      (0.16)
                                                    ===========    =============

The Company records the fair value of options issued to non-employee consultants at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no further performance obligation exists. During the years ended June 30, 2004 and 2003, expense of $0 and $61,237 was recorded for option grants to non-employees that were fully vested at the date of the grant and for which no further performance obligation exists. The expense was recorded in selling, general and administrative expenses in the accompanying consolidated financial statements.

Revenue Recognition: The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as "Mailbacks" and Sharps Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and
(3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offer by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. The Mailback container system is mailed to the incineration facility using the USPS. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements is recognized at the point of sale.

During the fourth quarter of fiscal year 2003, the Company recognized increased revenues of approximately $279,000 in conjunction with a change in accounting estimate related to pump return products. Prior to the change in estimate, the Company deferred 100% of all pump return sales. Through historical trend analysis that was not available in the past, the Company has subsequently determined that a certain percentage of all containers sold are

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

not returned. Accordingly, the Company has recognized, during the fourth quarter of 2003, a portion of the deferred revenue that was previously deferred.

Shipping and Handling Fees and Costs: The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenues.

Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $61,731 and $70,744 for the years ended June 30, 2004 and 2003, respectively.

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

Net Loss Per Share: Earnings per share ("EPS") data for all years presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", that requires a presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period adjusted for preferred stock dividends, if any. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Options outstanding during each year have not been included in the calculation of diluted EPS, as they would have an anti-dilutive effect on EPS. There are no differences in basic EPS and diluted EPS for either year presented.

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

Recent Accounting Pronouncements: In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and subsequently revised the interpretation in December 2003 (FIN 46R) which requires that companies that control another entity through interests other than voting rights should consolidate the controlled entity. As revised, FIN 46R is generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46R will have any impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics to be

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2004 and 2003, property and equipment consisted of the following:

                                                              June 30,
                                                     --------------------------
                                     Useful Life        2004            2003
                                   --------------    -----------    -----------
Furniture and fixtures              3 to 5 years     $   23,903     $   34,538
 Equipment                               5 years        208,125        171,718
 Manufacturing                          15 years        221,636        225,782
 Computers and software             3 to 5 years        398,942        431,654
 Leasehold improvements                  3 years        162,728        131,090
 Automobiles                             5 years         32,411         32,411
                                                     -----------    -----------
                                                      1,047,745      1,027,193
 Less: accumulated depreciation                         507,945        429,502
                                                     -----------    -----------

 Net property and equipment                          $  539,800     $  597,691
                                                    ============    ===========

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

                                                                                   June 30,
                                                                         --------------------------
                                                                            2004            2003
                                                                         -----------     ----------
Factoring agreement with financial institution, bearing interest at a rate of prime (4% as of June 30, 2004) plus 2%, plus an
 administrative fee of 0.25% of gross receivable financed                $  165,083      $ 262,043

Note payable to Futura in monthly installments of $13,889, final
 payment due August 31, 2004                                                 13,889        166,667

Promissory note to a finance company for the purchase of an
 automobile, due in monthly installments of principal and interest of $674, bearing interest at 7.75% through November 2006, and
 is secured by the automobile                                                17,786         24,227

                                                                         -----------     ----------
                                                                            196,758        452,937
Less: notes payable and current portion of long-term debt                   185,932        407,374
                                                                         -----------     ----------

Total notes payable and long-term debt                                   $   10,826      $  45,563
                                                                         ===========     ==========

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation ("Futura") for $300,000. As consideration for the asset purchase, the Company made payments of $50,000 at closing, $83,333 on March 1, 2003 and monthly payments of $13,889 from September 2003 through July 2004. The Company remitted the final payment to Futura on August 1, 2004 of $13,889, thereby reducing the balance to zero. This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. The asset purchase increased inventory by $78,364 and property and equipment by $221,636. The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line are $469,790 in the year ended June 30, 2004 and are classified in the Company's Statement of Operations as "Manufacturing".

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and will incur interest on borrowings at a prime rate of interest (4% as of June 30, 2004) plus 2%, plus administrative fees of .25% on gross receivables financed

The following are future maturities on notes payable and long-term debt as of June 30, 2004:

         Year Ending June 30,
         --------------------
                  2005 .....................................     185,932
                  2006 .....................................       7,518
                  2007 .....................................       3,308
                  2008 .....................................           -
                                                               ----------
                                                               $ 196,758
                                                               ==========

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

                                                                                   June 30,
                                                                         --------------------------
                                                                            2004            2003
                                                                         -----------     ----------
Capital lease for the purchase of accounting and operating system software and hardware, due in monthly installments of $4,061,
 interest imputed at 21% through February 2007                           $   99,315      $ 121,000

Capital lease for purchase of phone system due in monthly
 installments of $455, interest imputed at 12% through August
 2007                                                                        14,315         17,815

Capital lease for purchase of copier/printer due in monthly
 installments of $157, interest imputed at 21% through August
 2006                                                                         3,252              -

Capital lease for purchase of phone system upgrades due in monthly installments of $157, interest imputed at 16% through December
 2007                                                                         5,077              -
                                                                         -----------     ----------
                                                                            121,959        138,815
Less: current portion                                                        37,513         36,501
                                                                         -----------     ----------

                                                                         $   84,446      $ 102,314
                                                                         ===========     ==========

Minimum future lease payments for each of the next five years and in the aggregate are as follows:

         Year Ending June 30,
         --------------------
                  2005 .....................................      57,964
                  2006 .....................................      57,964
                  2007 .....................................      40,150
                  2008 .....................................       1,854
                                                               ----------

           Total future minimum lease payments .............     157,932
           Less: amount representing interest ..............      35,973
                                                               ----------

           Present value of future minimum lease payments...     121,959
           Less: current maturities ........................      37,513
                                                               ----------

           Long-term portion of capital lease obligations...   $  84,446
                                                               ==========

The following describes leased equipment held under capital leases:

                                                                 June 30,
                                                          ----------------------
                                                             2004        2003
                                                          ----------  ----------
Equipment ............................................... $  26,023   $  20,428
Computers and accounting software .......................   138,450     132,000
                                                          ----------  ----------

                                                            164,473     152,428
Less:  accumulated amortization .........................    41,913       8,516
                                                          ----------  ----------

                                                          $ 122,560   $ 143,912
                                                          ==========  ==========

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 7 - INCOME TAXES

The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the years ended June 30, 2004 and 2003 are as follows:

                                                          Year Ended June 30,
                                                       -------------------------
                                                           2004          2003
                                                       ------------  -----------

 Statutory rate .......................................      (34.0)%     (34.0)%
 State income taxes, net ..............................       (3.0)       (3.0)
 Meals and entertainment ..............................       17.2         1.6
 Change in valuation allowance ........................       19.8        35.4
 Other ................................................          -           -
                                                       ------------  -----------
                                                                 -%          -%
                                                       ============  ===========

At June 30, 2004 and 2003, significant components of net deferred tax assets are approximated as follows:

                                                                June 30,
                                                       -------------------------
                                                          2004          2003
                                                       ------------ ------------
Deferred tax assets relating to:
 Accounts receivable reserve ......................... $     5,000  $    13,000
 Deferred revenue ....................................     364,000      366,000
 Deferred compensation ...............................           -      102,000
 Net operating loss carryforwards and other credits...   4,163,000    4,147,000
                                                       ------------ ------------
  Total deferred tax assets ..........................   4,532,000    4,628,000

Deferred tax liabilities related to:
 Depreciation differences ............................     (73,000)     (62,000)
                                                       ------------ ------------

                                                         4,459,000    4,566,000
Valuation allowance ..................................  (4,459,000)  (4,566,000)
                                                       ------------ ------------

Net deferred tax assets .............................. $         -  $         -
                                                       ============ ============

At June 30, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $11.2 million, of which approximately $5.6 million was acquired in an acquisition in February 1998. The Company's ability to utilize these net operating losses to reduce future taxable income may be limited upon a change of ownership and amounts of separate Company taxable income, as defined by the Internal Revenue Code. The carryforwards will begin to expire in 2010 if not otherwise used. A valuation allowance has been established to fully offset the Company's deferred tax assets due to the Company's history of losses since inception. The valuation allowance relates primarily to the Company's net losses. The Company has not made any income tax payments since inception.


NOTE 8 - STOCK TRANSACTIONS

The following represents the significant stock transactions for the years ending June 30, 2004 and June 30, 2003, respectively.

On September 24, 2003, the Company completed a private placement of 625,000 unregistered shares of its common stock for net proceeds of $500,000.

During fiscal year 2003, the Company issued 88,333 shares of common stock in conjunction with the exercise of stock options. Cash proceeds to the Company totaled $57,251.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 9 - STOCK OPTIONS

The Company sponsors a Stock Plan (the "Plan") covering employees, consultants and non-employee directors. The Plan, as amended, provides for the granting of options, either incentive or non-statutory, to purchase up to 3,000,000 shares of the Company's common stock. The Company also has issued 637,500 options to advisors and consultants of the Plan. Options granted generally vest over a period of three years. Options expire five to seven years after the date of grant.

The following summary of activity for all stock options during the years ended June 30, 2004 and 2003 is presented in the table below:

                                                                      Weighted
                                                                       Average
                                                    Options           Exercise
                                                  Outstanding           Price
                                                  -----------         ---------

Balance, June 30, 2002 ....................        1,720,140          $   1.09
    Granted ...............................        1,123,390          $   1.10
    Exercised .............................          (88,333)         $   0.65
    Forfeited or Canceled .................         (346,807)         $   1.44
                                                  -----------         ---------

Balance, June 30, 2003 ....................        2,408,390          $   1.06
    Granted ...............................        1,168,000          $   0.78
    Exercised .............................                -          $      -
    Forfeited or Canceled .................          (55,000)         $   1.74
                                                  -----------         ---------

Balance, June 30, 2004 ....................        3,521,390          $   0.94
                                                  ===========

Exercisable at June 30, 2004 ..............        1,795,958          $   0.97
                                                  ===========

The weighted average fair values of options granted during the years ended June 30, 2004 and 2003 were $0.44 and $0.76, respectively. As of June 30, 2004 and 2003, there were 116,110 and 1,104,110 options, respectively, available for grant under the Plan.

The following table summarizes information about stock options outstanding as of June 30, 2004:
                            Options Outstanding            Options Exercisable
                --------------------------------------  ------------------------
                                 Weighted
                                  Average
                                 Remaining   Weighted                   Weighted
   Range of       Outstanding   Contractual   Average     Exercisable    Average
   Exercise          as of         Life      Exercise        as of      Exercise
    Price        June 30, 2004  (in Years)     Price     June 30, 2004    Price
--------------   -------------  -----------  --------    -------------  --------

 $0.50 - $1.00     2,103,890       5.59      $   0.73       901,795     $  0.67
 $1.01 - $1.50     1,142,500       4.79          1.25       710,833        1.22
 $1.51 - $2.00       275,000       4.82          1.53       183,330        1.53

                 -------------               --------    -------------  --------
                   3,521,390                 $   0.94     1,795,958     $  0.97
                 =============               ========    =============  ========

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases: The Company leases office space and various types of equipment under certain operating lease agreements that expire at various dates through January 2008. The Company also leases an incinerator facility located in Carthage, Texas for medical waste disposal. The amended lease requires rental payments of $2,000 per month for the first year (year ended June 30, 2003) escalating by $500 per month each year thereafter until termination of the lease on June 30, 2012. The Company is required to pay additional rent equal to $0.02 per pound for all materials burned, treated, received or transferred at the incinerator facility exceeding 100,000 pounds per month. The incineration fee has not been included in the table below. Rent expense for the years ended June 30, 2004 and 2003 was $184,853 and $196,713, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2004 are as follows:

         Year Ending June 30,
         --------------------
                  2005 .....................................     $  174,267
                  2006 .....................................        186,228
                  2007 .....................................        193,331
                  2008 .....................................        139,614
                  2009 .....................................         60,000
                  Thereafter ...............................        216,000
                                                                 -----------

                                                                 $  969,440
                                                                 ===========

For accounting purposes, and as a result of the lease escalation clause, the Company records lease expense for this facility on a straight-line basis over the life of the lease that computes to $4,250 per month, or $51,000 per year. As a result, a deferred portion is recorded, which, at June 30, 2004 was $45,500.

Former Employee Matter: On June 14, 2004, the Company provided Mr. Ronald E. Pierce, its then current Chief Operating Officer ("Mr. Pierce"), with notice of non-renewal of his employment agreement. As such, July 14, 2004 was Mr. Pierce's last day of employment. The Company has advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due. The Company then received various letters from Mr. Pierce's attorney advising that Mr. Pierce is taking the position that the non-renewal of the employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his Agreement without the obligation of paying Mr. Pierce as if he were terminated without cause. Mr. Pierce has demanded severance related payments totaling approximately $280,000 (including a $80,000 bonus) along with the full accelerated vesting of 500,000 stock options previously awarded to Mr. Pierce. The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce's employment agreement, the Company was entitled to provide notice thirty (30) days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce. On July 30, 2004, the Company received notice from Mr. Pierce's attorney requesting commencement of arbitration to resolve the claim. The Company believes it has meritorious defenses against Mr. Pierce's claims and has not recorded a liability related to this matter.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE 11 - RELATED PARTY TRANSACTIONS

On January 2, 2003, the Chief Executive Officer of the Company sold 356,000 shares of common stock in Sharps Compliance Corp. through a private sale. Purchasers of these shares included, among others, New Century Equity Holdings Corp. ("New Century") (200,000 shares), a 3% shareholder in the Company, John Dalton (50,000 shares), a 10.1% holder in the Company, and Philip Zerrillo (10,000 shares), a member of the Company's Board of Directors.