Form 10QSB
period 2004-09-30
SHARPS COMPLIANCE CORP
filed 2004-11-12
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ___________________

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

|_|  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 for the transition period from      to      .
                                           ------  ------

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

                                 (713) 432-0300
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     |X|     No      |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,538,144 shares of Common Stock, $0.01 par value as of November 5, 2004.


Transitional Small Business Disclosure Format (check one): Yes |_|      No |X|
                                                                            -

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                                     INDEX


                                                                            PAGE
PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2004
             (Unaudited) and June 30, 2004....................................3

         Unaudited Condensed Consolidated Statements of Operations
             for the three months ended September 30, 2004 and 2003...........4

         Unaudited Condensed Consolidated Statements of Cash Flows
             for the three months ended September 30, 2004 and 2003...........5

         Notes to Unaudited Condensed Consolidated Financial Statements.......6

Item 2.  Management's Discussion and Analysis or Plan of Operations..........10

Item 3.  Controls and Procedures.............................................11

PART II          OTHER INFORMATION

Item 1.  Legal Proceedings...................................................12

Item 2.  Changes in Securities...............................................12

Item 6.  Exhibits............................................................12

SIGNATURES...................................................................13

PART I          FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  ASSETS                                 September 30,        June 30,
                                                                                              2004               2004
                                                                                        -----------------  ----------------
                                                                                                    (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents.....................................................        $   147,552        $   242,803
  Restricted cash...............................................................             12,649             14,678
  Accounts receivable, net of allowance for doubtful accounts of $12,986 and
        $12,986, respectively...................................................            923,123            981,408
  Inventory.....................................................................            456,691            393,238
  Prepaid and other assets......................................................            115,478            138,798
                                                                                        -----------        ------------
     TOTAL CURRENT ASSETS.......................................................          1,655,493          1,770,925

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $536,432 and 507,945
   respectively.................................................................            506,980            539,800

INTANGIBLE ASSETS, net of accumulated amortization of $101,735 and $101,582
        respectively............................................................              9,898             10,051

OTHER ASSETS....................................................................                  -                  -

           TOTAL ASSETS.........................................................        $ 2,172,371        $ 2,320,776
                                                                                        ===========        ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................................        $   495,605        $   592,943
  Accrued liabilities...........................................................            289,490            338,153
  Deferred revenue - pump return................................................             80,008            110,702
  Current portion of deferred revenue - incineration............................            132,806            108,299
  Current portion of deferred revenue - transportation..........................            625,838            553,938
  Notes payable and current portion of long-term debt...........................                  -            185,932
  Current maturities of capital lease obligations...............................             42,139             37,513
                                                                                        -----------        ------------
            TOTAL CURRENT LIABILITIES...........................................          1,665,886          1,927,480

LONG-TERM DEFERRED REVENUE - INCINERATION, net of current portion...............             32,531             30,408

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion.............            187,381            179,506

LONG-TERM DEBT, net of current portion..........................................                  -             10,826

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities.....................             79,301             84,446

OTHER LIABILITIES...............................................................             55,750             45,500
                                                                                        -----------        ------------
           TOTAL LIABILITIES....................................................          2,020,849          2,278,166

COMMITMENTS AND CONTINGENCIES...................................................                  -                  -

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value per share; 20,000,000 shares authorized;10,538,144
        and 10,538,144 shares issued and outstanding, respectively..............            105,381            105,381
  Additional paid-in capital....................................................          7,457,639          7,457,639
  Accumulated deficit...........................................................         (7,411,498)        (7,520,410)
                                                                                        -----------        ------------
           TOTAL STOCKHOLDERS' EQUITY...........................................            151,522             42,610
                                                                                        -----------        ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................     $    2,172,371       $  2,320,776
                                                                                        ===========        ============



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          For the Three Months
                                                                                           Ended September 30,
                                                                                   -----------------------------------
                                                                                        2004               2003
                                                                                   ---------------    ----------------
                                                                                              (Unaudited)
REVENUES:
   Distribution, net............................................................   $     2,238,014    $      1,802,104
   Consulting and environmental services........................................            66,790              70,426
   Manufacturing................................................................           114,582             124,682
                                                                                   ---------------    ----------------
        TOTAL REVENUES..........................................................         2,419,386          1,997,212

COSTS AND EXPENSES:
   Cost of revenues.............................................................         1,387,544           1,217,710
   Selling, general and administrative..........................................           867,905             836,386
   Depreciation and amortization................................................            42,901              38,658
                                                                                   ---------------    ----------------
         TOTAL COSTS AND EXPENSES...............................................         2,298,350           2,092,754
                                                                                   ---------------    ----------------

OPERATING INCOME (LOSS).........................................................           121,036             (95,542)

OTHER INCOME (EXPENSE)
   Interest income..............................................................                 -                  48
   Interest expense.............................................................            (7,924)            (21,083)
                                                                                   ---------------    ----------------
         TOTAL OTHER INCOME (EXPENSE)...........................................            (7,924)            (21,035)
                                                                                   ---------------    ----------------
NET INCOME (LOSS) BEFORE INCOME TAXES...........................................           113,112            (116,577)

INCOME TAXES....................................................................            (4,200)                  -
                                                                                   ---------------    ----------------
NET INCOME (LOSS)...............................................................   $       108,912    $       (116,577)
                                                                                   ===============    ================

NET INCOME (LOSS) PER COMMON SHARE
     Basic......................................................................   $           .01    $           (.01)
                                                                                   ===============    ================
     Diluted....................................................................   $           .01    $           (.01)
                                                                                   ===============    ================

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
      Basic.....................................................................        10,538,144           9,960,811
                                                                                   ===============    ================
      Diluted...................................................................        10,887,750           9,960,811
                                                                                   ===============    ================

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the Three Months
                                                                                            Ended September 30,
                                                                                  ------------------------------------
                                                                                       2004               2003
                                                                                  ------------------------------------
                                                                                              (Unaudited)
                                                                                  ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)............................................................   $       108,912    $       (116,577)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................            42,901              38,658
     Change in allowance for doubtful accounts..................................                 0             (18,909)
     Loss on disposal of equipment..............................................               275                  -
   Changes in operating assets and liabilities:
     Decrease in restricted cash................................................             2,029             109,237
     (Increase) decrease in accounts receivable.................................            58,285              (3,473)
     Increase in inventory......................................................           (63,453)           (104,650)
     Decrease in prepaids and other assets......................................            23,320              25,555
     Decrease in accounts payable and accrued liabilities.......................          (135,751)            (44,947)
     Increase (decrease) in deferred revenue....................................            75,711             (47,263)
                                                                                  ----------------   -----------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....................           112,229            (162,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment........................................           (19,148)            (14,168)
     Patent.....................................................................                -               (1,950)
     Proceeds from sale of equipment ...........................................            17,876                  -
                                                                                  ----------------   -----------------
        NET CASH USED IN INVESTING ACTIVITIES...................................            (1,272)            (16,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt.................................................           (31,675)            (29,342)
     Net payments on factoring agreement........................................          (165,083)           (145,567)
     Payments on capital lease obligations......................................            (9,450)               (981)
     Issuance of common stock...................................................                -              500,000
                                                                                  ----------------   -----------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....................          (206,208)            324,110
                                                                                  ----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT.............................           (95,251)            145,623

CASH AND CASH EQUIVALENTS, beginning of period..................................           242,803             135,884
                                                                                  ----------------   -----------------

CASH AND CASH EQUIVALENTS, end of period........................................   $       147,552    $        281,507
                                                                                  ================   =================

NONCASH INVESTING AND FINANCING ACTIVITIES:

     Property and equipment additions acquired under capital lease obligations..   $        8,931     $         4,157
                                                                                  ================   =================


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004

NOTE 1. ORGANIZATION AND BACKGROUND

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

 NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2004 and the results of its operations and cash flows for the three months ended September 30, 2004 and 2003. The results of operations for the three months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

NOTE 3. REVENUE RECOGNITION

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

NOTE 4. INCOME TAX

During the three months ended September 30, 2004 the Company recorded a $4,200 provision for estimated Alternative Minimum Tax (AMT). The Company anticipates net operating profits for the year ended June 30, 2005, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended June 30, 2005.

NOTE 5. ACCOUNT RECEIVABLE

In September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. The assets of Ameritech representing collateral for the judgments were sold by Ameritech to MedSolutions, Inc. of Dallas, Texas

("MedSolutions") in November 2003. In January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order are scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. On November 9, 2004, the Company filed, in the 234th Judicial District Court of Harris County, Texas, an Application For Writ Of Garnishment After Judgment against MedSolutions' primary financial institution, J. P Morgan Chase Bank. The total amount currently owed by MedSolutions to the Company is $142,097.

In the quarters ending March 31, 2003 and June 30, 2003, the Company wrote-off all outstanding amounts, $75,996 and $106,397 respectively, due from Ameritech. Therefore, any potential future recoveries of receivables would be recorded as a credit to the allowance for bad debts. Any recovery that may be received by the Company will be reduced by collection-related legal fees estimated at one-third of any amounts collected. Although the Company will continue to aggressively pursue collection of the outstanding amounts under the Garnishment Orders, no assurances regarding collection can be made.

NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

                                             September 30,      June 30,
                                                 2004             2004
                                           ----------------   -----------------

Factoring agreement with financial
  institution.............................  $            -     $        165,083

Note payable to Futura....................               -               13,889

Promissory note to a finance company for
  the purchase of an automobile...........               -               17,786
                                           ----------------   -----------------
                                                         -              196,758
Less:  current portion of notes payable
  and long-term debt                                     -              185,932
                                           ----------------   -----------------
Total notes payable and long-term debt ...  $            -     $         10,826
                                           ================   =================


The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and will incur interest on borrowings at a prime rate of interest (4.5% as of September 30, 2004) plus 2%, plus administrative fees of .25% on gross receivables financed. During the quarter ended September 30, 2004 the maximum borrowed under the arrangement was $165,083. The balance at September 30, 2004 was zero.

NOTE 7. OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:



                                                 ------------------------------
                                                 September 30,      June 30,
                                                     2004             2004
                                                 -------------    -------------
Capital lease for the purchase of accounting
   and operating system software and hardware,
   due in monthly installments of $4,061,
   interest imputed at 21% through February 2007   $   92,131      $   99,315

Capital lease for purchase of phone system due
   in monthly installments of $455, interest
   imputed at 12% through August 2007                  13,372          14,315

Capital lease for purchase of copier/printer due
   in monthly installments of $157, interest
   imputed at 21% through August 2006                   2,843           3,252

Capital lease for purchase of phone system
   upgrades due in monthly installments of $157,
   interest imputed at 16% through December 2007        4,801           5,077

Capital lease for purchase of forklift due in
   monthly installments of $290, interest imputed
   at 11% through July 2007                             8,293               -
                                                   ----------       ----------

                                         ----------------   -----------------
                                                  121,440             121,959
Less:  current portion ..............              42,139              37,513
                                         ----------------   -----------------
                                          $        79,301     $        84,446
                                         ================   =================


NOTE 8. STOCK-BASED COMPENSATION

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

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the quarters ended September 30, 2004 and 2003, as follows: risk-free interest rates of 3.7% and 3.6%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 53% and 32%, respectively; and a weighted-average expected life of the options of 7 years.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net income (loss) would have been increased, as follows:


                                              Three Months Ended September 30,
                                           ------------------------------------
                                                 2004                2003
                                           ----------------   -----------------

Net income (loss), as reported ..........   $       108,912    $       (116,577)
Less: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects ...........................   $       (64,937)   $        (73,403)
                                           ----------------   -----------------
 Net loss, pro forma ....................   $        43,975    $       (189,980)
                                           ================   =================
Basic and diluted net loss per share,
  as reported ...........................   $          0.01    $          (0.01)
                                           ================   =================
Basic and diluted net loss per share,
  pro forma .............................   $          0.00    $          (0.02)
                                           ================   =================


NOTE 9. EARNINGS PER SHARE

Earnings per share is measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to common stock options. In computing diluted per share, the outstanding common stock options are considered dilutive using the treasury stock method. The following information is necessary to calculate per share for the periods presented:


                                          Three Months Ended September 30,
                                        ------------------------------------
                                             2004                2003
                                        ----------------   -----------------

Net income (loss), as reported .......   $       108,912    $       (116,577)
                                        ----------------   -----------------
Weighted average common
  shares outstanding..................        10,538,144           9,822,023
Effect of Dilutive stock options......           349,606                 -
                                        ----------------   -----------------
Weighted average diluted common
  shares outstanding..................        10,887,750           9,822,023
                                        ----------------   -----------------
Net income per common share
   Basic..............................   $          0.01    $          (0.01)
   Diluted............................   $          0.01    $          (0.01)

Employee stock options excluded
  from computation of diluted per
  share amounts because their
  effect would be dilutive............         1,075,000                  NA

NOTE 9.  RELATED PARTY TRANSACTION

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2004 and 2003.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                Three Months Ended September 30,
                                                   2004            2003
                                                -------------  --------------
Net revenues..................................       100%           100%
Costs and expenses:
   Cost of revenues...........................       (57%)          (61%)
   Selling, general and administrative........       (36%)          (42%)
   Depreciation and amortization..............        (2%)           (2%)
                                                -------------  --------------
Total operating expenses......................       (95%)         (105%)
                                                -------------  --------------
     Income (Loss) from operations............         5%            (5%)
Total other income............................         0%            (1%)
                                                -------------  --------------
Net loss......................................         5%            (6%)
                                                =============  ==============


THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Total revenues for the three months ended September 30, 2004 of $2,419,386 increased by $422,174, or 21%, over the total revenues for the three months ended September 30, 2003 of $1,997,212. The increase in revenues is primarily attributable to increased billings in Healthcare ($169,396), Retail ($159,312) and the Agriculture ($126,412) markets.

Cost of revenues for the three months ended September 30, 2004 of $1,387,544 were 57% of revenues versus $1,217,710 or 61% of the revenues for the corresponding period of the previous year. The decrease in the cost of revenues as a percentage of revenue for the three months ended September 30, 2004 versus September 30, 2003 is a result of the increased revenue since a portion of the cost of revenues is relatively fixed.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2004 of $867,905 were reasonably consistent with SG&A for the three months ended September 30, 2003 of $836,386.

Interest expense for the three months ended September 30, 2004 of $7,924 decreased by $13,159, or 62%, over interest expense for the three months ended September 30, 2003 of $21,083. The decrease in interest expense is primarily due to the reductions in Notes Payable and Long-term Debt (See Note 6 of the Notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $95,251 to $147,552 at September 30, 2004 from $242,803 at June 30, 2004. The decrease in cash and cash equivalents is primarily a result the payment on the balance of the factoring agreement debt of $165,083 and the reduction in accrued liabilities of $135,751. These reductions were partially offset by the net income of $108,912 and depreciation and amortization of $42,901.

Inventory increased by $63,453 to $456,691 at September 30, 2004 from $393,238 at June 30, 2004. The increase was primarily due to the bulk purchase of Pitch-It(TM) IV Poles for $100,548 at the end of September 2004.

Property and equipment decreased by $32,820 to $506,980 at September 30, 2004 from $539,800 at June 30, 2004. This decrease is primarily attributable to depreciation expense of $42,901 recognized for the quarter.

Management believes that the Company's current cash resources along with its asset-based factoring line will be sufficient to fund operations for the twelve months ended September 30, 2005.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

On September 24, 2003 the Company completed a private placement of 625,000 shares of common stock at a price of $0.80 per share. The proceeds of $500,000 have been utilized by the Company for working capital purposes as well as to support growth plans to further expand the business into the industrial, retail, and other markets.

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

     10.5 Employment Agreement Amendment (filed herewith)

ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:

                                        SHARPS COMPLIANCE CORP.

Dated: November 11, 2004                By:/s/ Dr. Burton J. Kunik
                                           -----------------------
                                           Dr. Burton J. Kunik
                                           Chairman of the Board, Chief
                                           Executive Officer and President


Dated: November 11, 2004                By:/s/ David P. Tusa
                                           -----------------
                                           David P. Tusa
                                           Senior Vice President,
                                           Chief Financial Officer
                                           and Corporate Secretary