Form 10QSB
period 2004-12-31
SHARPS COMPLIANCE CORP
filed 2005-02-09
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

| x | QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,538,144 shares of Common Stock, $0.01 par value as of February 9, 2005.

Transitional Small Business Disclosure Format (check one): Yes        No  x
                                                               ---       ---


                                     SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX
                                                                                                       PAGE
         PART I          FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31,
                      2004 (Unaudited) and June 30, 2004.................................................3

                  Unaudited Condensed Consolidated Statements of Operations
                      for the three months ended December 31, 2004 and 2003..............................4

                  Unaudited Condensed Consolidated Statements of Operations
                      for the six months ended December 31, 2004 and 2003................................5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                      for the six months ended December, 2004 and 2003...................................6

                  Notes to Unaudited Condensed Consolidated Financial
                      Statements ........................................................................7

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operations....................................................................11

         Item 3.  Controls and Procedures...............................................................14

         PART II          OTHER INFORMATION

         Item 1.  Legal Proceedings ....................................................................15

         Item 2.  Changes in Securities.................................................................15

         Item 6.  Exhibits..............................................................................15

         SIGNATURES.....................................................................................16



                                                               2



PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                      SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                             ASSETS                                             December 31,  June 30,
                                                                                                    2004         2004
                                                                                                ------------ -----------
                                                                                                (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                                         $200,795    $242,803
 Restricted cash                                                                                     66,993      14,678
 Accounts receivable, net                                                                           796,009     981,408
 Inventory                                                                                          415,735     393,238
 Prepaid and other assets                                                                           106,032     138,798
                                                                                                ------------ -----------

     TOTAL CURRENT ASSETS                                                                         1,585,564   1,770,925

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $576,633 and $507,945,
   respectively                                                                                     467,417     539,800

INTANGIBLE ASSETS, net of accumulated amortization of $101,888 and $101,582, respectively             9,745      10,051
                                                                                                ------------ -----------

           TOTAL ASSETS                                                                          $2,062,726  $2,320,776
                                                                                                ============ ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                                  $397,226    $592,943
 Accrued liabilities                                                                                296,557     338,153
 Deferred revenue - pump return                                                                      70,807     110,702
 Current portion of deferred revenue - incineration                                                 121,816     108,299
 Current portion of deferred revenue - transportation                                               646,852     553,938
 Notes payable and current portion of long-term debt                                                      -     185,932
  Current maturities of capital lease obligations                                                    44,181      37,513
                                                                                                ------------ -----------
            TOTAL CURRENT LIABILITIES                                                             1,577,439   1,927,480

LONG-TERM DEFERRED REVENUE - INCINERATION, net of current portion                                    27,442      30,408

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion                                 189,998     179,506

LONG-TERM DEBT, net of current portion                                                                    -      10,826

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities                                          67,460      84,446

OTHER LIABILITIES                                                                                    58,000      45,500
                                                                                                ------------ -----------

           TOTAL LIABILITIES                                                                      1,920,339   2,278,166

COMMITMENTS AND CONTINGENCIES                                                                             -           -

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value per share; 20,000,000 shares authorized;10,538,144 and 10,538,256
    shares issued and outstanding, respectively                                                     105,381     105,381
 Additional paid-in capital                                                                       7,457,639   7,457,639
 Accumulated deficit                                                                             (7,420,633) (7,520,410)
                                                                                                ------------------------

           TOTAL STOCKHOLDERS' EQUITY                                                               142,387      42,610
                                                                                                ------------ -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $2,062,726  $2,320,776
                                                                                                ============ ===========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                 3


                                      SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Three Months
                                                                           Ended December 31,
                                                                  ------------------------------------
                                                                       2004                2003
                                                                  ----------------    ----------------
                                                                              (Unaudited)
REVENUES:
  Distribution, net                                                    $2,142,616          $1,968,904
  Consulting and environmental services                                    86,429             105,316
       TOTAL REVENUES                                                   2,229,045           2,074,220

COSTS AND EXPENSES:
  Cost of revenues                                                      1,330,947           1,251,600
 Selling, general and administrative                                      861,021             798,339
  Depreciation and amortization                                            40,355              39,590
                                                                  ----------------    ----------------
         TOTAL COSTS AND EXPENSES                                       2,232,323           2,089,529
                                                                  ----------------    ----------------

OPERATING LOSS                                                             (3,278)            (15,309)

OTHER  EXPENSE
    Interest expense                                                       (5,364)             (6,812)
    Other                                                                       -                (240)
                                                                  ----------------    ----------------
         TOTAL OTHER EXPENSE                                               (5,364)             (7,052)
                                                                  ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                                               (8,642)            (22,361)

INCOME TAXES                                                                 (493)                  -
                                                                  ----------------    ----------------

NET LOSS                                                                  $(9,135)           $(22,361)
                                                                  ================    ================

NET LOSS PER COMMON SHARE
     Basic                                                                   $.00                $.00
                                                                  ================    ================
     Diluted                                                                 $.00                $.00
                                                                  ================    ================

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER
 COMMON SHARE
      Basic                                                            10,538,144          10,538,256
                                                                  ================    ================
      Diluted                                                          10,538,144          10,538,256
                                                                  ================    ================



                                 The accompanying notes are an integral part
                           of these condensed consolidated financial statements.

                                                     4


                                      SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the Six Months
                                                                             Ended December 31,
                                                                          2004               2003
                                                                     ----------------   ---------------
                                                                                (Unaudited)
REVENUES:
  Distribution, net                                                       $4,495,512        $3,895,690
  Consulting and environmental services                                      153,219           175,742
      TOTAL REVENUES                                                       4,648,431         4,071,432
                                                                     ----------------   ---------------

COSTS AND EXPENSES:
  Cost of revenues                                                         2,718,491         2,469,310
  Selling, general and administrative                                      1,728,926         1,634,725
  Depreciation and amortization                                               83,256            78,248
                                                                     ----------------   ---------------
         TOTAL COSTS AND EXPENSES                                          4,530,673         4,182,283
                                                                     ----------------   ---------------

OPERATING INCOME (LOSS)                                                      117,758          (110,851)

OTHER  EXPENSE
    Interest expense                                                         (13,288)          (27,895)
    Other                                                                          -              (192)
                                                                     ----------------   ---------------
      TOTAL OTHER EXPENSE                                                    (13,288)          (28,087)
                                                                     ----------------   ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES                                        104,470          (138,938)

INCOME TAXES                                                                  (4,693)                -
                                                                     ----------------   ---------------

NET INCOME (LOSS)                                                            $99,777         $(138,938)
                                                                     ================   ===============

NET INCOME (LOSS) PER COMMON SHARE
     Basic                                                                      $.01             $(.01)
                                                                     ================   ===============
     Diluted                                                                    $.01             $(.01)
                                                                     ================   ===============

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER
 COMMON SHARE
      Basic                                                               10,538,144        10,247,955
                                                                     ================   ===============
      Diluted                                                             10,869,494        10,247,955
                                                                     ================   ===============

                                   The accompanying notes are an integral part
                              of these condensed consolidated financial statements.




                                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          For the Six Months
                                                                                          Ended December 31,
                                                                                   ---------------------------------
                                                                                        2004              2003
                                                                                   ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         (Unaudited)
   Net loss                                                                                $99,777        $(138,938)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                            83,256           78,248
   Loss on disposal of equipment                                                               275              240
   Changes in operating assets and liabilities:
     (Increase) decrease in restricted cash                                                (52,315)          61,504
     (Increase) decrease in accounts receivable                                            185,399           (2,268)
  Increase in inventory                                                                    (22,497)        (132,978)
  Decrease in prepaids and other assets                                                     32,766           34,834
  Increase (decrease) in accounts payable and accrued liabilities                         (224,813)          50,709
  Increase (decrease) in deferred revenue                                                   74,062          (86,889)
                                                                                   ----------------   --------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  175,910         (135,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (19,787)         (23,253)
  Disposal of fixed asset                                                                   17,876                -
  Patent                                                                                         -          (10,409)
                                                                                   ----------------   --------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (1,911)         (33,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on  notes payable                                                                (31,675)         (72,602)
  Net payments on factoring agreement                                                     (165,083)        (193,641)
  Payments on capital lease obligations                                                    (19,249)         (10,413)
  Issuance of common stock                                                                       -          500,000
                                                                                   ----------------   --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                             (216,007)         223,344
                                                                                   ----------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                                        (42,008)          54,144

CASH AND CASH EQUIVALENTS, beginning of period                                             242,803          135,884
                                                                                   ----------------   --------------

CASH AND CASH EQUIVALENTS, end of period                                                  $200,795         $190,028
                                                                                   ================   ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:

     Property and equipment additions acquired under capital lease                          $8,931           $4,157
                                                                                   ================   ==============


                                   The accompanying notes are an integral part
                             of these condensed consolidated financial statements.




                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004



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



NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2004 and the results of its operations and cash flows for the six months ended December 31, 2004 and 2003. The results of operations for the six months ended December 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

Certain reclassifications have been made in the prior year consolidated statement of operations to conform to current year presentation.

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

NOTE 4. INCOME TAX

During the three and six months ended December 31, 2004 the Company recorded a provision of $493 and $4,200, respectively, for estimated Alternative Minimum Tax (AMT). The Company anticipates net operating profits for the year ended June 30, 2005, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended June 30, 2005.


NOTE 5. ACCOUNT RECEIVABLE

In September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. The assets of Ameritech representing collateral for the judgments were sold by Ameritech to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. In January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order are scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. In January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court.

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



NOTE 6.  NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:


                                                                            December 31,         June 30,
                                                                                 2004               2004
                                                                           ----------------   ----------------
                                                                             (Unaudited)
Factoring agreement with financial institution                             $             -    $       165,083

Note payable to Futura                                                                   -             13,889

Promissory note to a finance company for the purchase of an automobile                   -             17,786
                                                                           ----------------   ----------------

                                                                                         -            196,758

Less:  current portion of notes payable and long-term debt                               -            185,932
                                                                           ----------------   ----------------

Total notes payable and long-term debt                                     $             -    $        10,826
                                                                           ================   ================


       The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. During the quarter ended December 31, 2004, there were no borrowings under the arrangement.

NOTE 7. OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

                                                                                     December 31,        June 30,
                                                                                         2004              2004
                                                                                 ----------------- -----------------
Capital lease for the purchase of accounting and operating system software and hardware, due in monthly installments of $4,061, interest imputed at 21%
  through February 2007                                                            $        84,571  $         99,315

Capital lease for purchase of phone system due in monthly installments of
 $455, interest imputed at 12% through August 2007                                         12,400            14,315

Capital lease for purchase of copier/printer due in monthly installments of
 $157, interest imputed at 21% through August 2006                                          2,517             3,252

Capital lease for purchase of phone system upgrades due in monthly
 installments of $157, interest imputed at 16% through December 2007                        4,515             5,077

Capital lease for purchase of forklift due in monthly installments of $290,
 interest imputed at 11% through July 2007                                                  7,638                 -
                                                                                 ----------------- -----------------
                                                                                          111,641           121,959
Less:  current portion                                                                     44,181            37,513
                                                                                 ----------------- -----------------

                                                                                  $        67,460  $         84,446
                                                                                 ================= =================


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

The Company used the following weighted-average assumptions for options granted during the quarters ended December 31, 2004 and 2003, as follows: risk-free interest rates of 4.04% and 3.50%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 45.24% and 34%, respectively; and a weighted-average expected life of the options of 7 years.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net loss for the quarters ended December 31, 2004 and 2003, respectively, would have been increased, as follows:


                                                                 Three Months Ended December  31,
                                                            ------------------------------------------
                                                                   2004                  2003
                                                            -------------------   --------------------
                                                                (Unaudited)           (Unaudited)

Net loss, as reported                                       $           (9,135)    $          (22,361)
Less: Total stock-based employee compensation expense
 determined under fair value based method for all
 awards, net of related tax effects                         $          (66,110)    $          (73,911)
                                                            -------------------   --------------------

Net loss, pro forma                                         $          (75,755)    $          (96,272)
                                                            ===================   ====================

Basic and diluted net loss per share, as reported           $              .00     $              .00
                                                            ===================   ====================

Basic and diluted net loss per share, pro forma             $             (.01)    $             (.01)
                                                            ===================   ====================

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net income (loss) for the six months ended December 31, 2004 and 2003, respectively, would have been increased, as follows:

                                                                   Six Months Ended December 31,
                                                             -----------------------------------------
                                                                    2004                 2003
                                                             -------------------- --------------------
                                                                  (Unaudited)         (Unaudited)

Net loss, as reported                                        $            99,777  $          (138,938)
Less: Total stock-based employee compensation expense
 determined under fair value based method for all
 awards, net of related tax effects                          $          (131,047) $          (147,314)
                                                             -------------------- --------------------

Net loss, pro forma                                          $           (31,270) $          (286,252)
                                                             ==================== ====================

Basic and diluted net loss per share, as reported            $               .01  $              (.01)
                                                             ==================== ====================

Basic and diluted net loss per share, pro forma              $               .00  $              (.03)
                                                             ==================== ====================



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


                                                                  Six Months Ended December  31,
                                                            ------------------------------------------
                                                                  2004                   2003
                                                            -----------------     --------------------

Net income (loss), as reported                              $         99,777     $           (138,458)
                                                             ----------------     --------------------

Weighted average common shares outstanding                        10,538,144               10,247,955
Effect of Dilutive stock options                                     331,350                        -
                                                             ----------------     --------------------
Weighted average diluted common shares outstanding                10,869,494               10,247,955
                                                             ----------------     --------------------

Net income per common share
   Basic                                                    $           0.01     $              (0.01)

   Diluted                                                  $           0.01     $              (0.01)

Employee stock options excluded from computation of diluted
 per share amounts because their effect would be dilutive          2,737,295                    NA


NOTE 10.  RELATED PARTY TRANSACTION

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


RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months and six months ended December 31, 2004 and 2003.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                          Three Months Ended               Six Months Ended
                                                             December 31,                     December 31,
                                                      ---------------------------      ---------------------------
                                                          2004           2003              2004           2003
                                                      ------------   ------------      ------------   ------------
     Net revenues                                         100%           100%              100%           100%
     Costs and expenses:
        Cost of revenues                                  (60%)          (60%)             (58%)          (61%)
        Selling, general and administrative               (38%)          (39%)             (37%)          (40%)
        Depreciation and amortization                      (2%)           (2%)              (2%)           (2%)
                                                      -----------    -----------       -----------    ---------
     Total operating expenses                            (100%)         (101%)              97%          (103%)
                                                      -----------    -----------       -----------    ---------
          Income (loss) from operations                     0%            (1%)               3%            (3%)
     Total other income                                     0%             0%              (1)%             0%
                                                      -----------    -----------       ------------   --------
     Net income (loss)                                      0%            (1%)               2%            (3%)
                                                      ===========    ===========       ===========    =========

THREE MONTHS ENDED DECEMBER 31, 2004, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

Total revenues for the three months ended December 31, 2004 of $2,229,045 increased by $154,825, or 7.5%, over the total revenues for the three months ended December 31, 2003 of $2,074,220. The increase in revenues is primarily attributable to increased billings in the Agriculture ($107,520), Healthcare ($45,549), and Retail ($44,131) markets.

Cost of revenues for the three months ended December 31, 2004 of $1,330,947 were 60% of revenues which was consistent with the gross margin percentage generated during the corresponding period of the prior year.

Selling, general and administrative ("S,G&A") expenses for the three months ended December 31, 2004 of $861,021, increased by $62,682, or 8%, versus $798,339 for the corresponding period of the previous year. The increase in the S,G&A is primarily a result of increases in the following expenses: (i) compensation ($35,837), (ii) professional fees ($15,742) and (iii) travel and entertainment ($10,811).


SIX MONTHS ENDED DECEMBER 31, 2004, COMPARED TO SIX MONTHS ENDED DECEMBER
31, 2003

Total revenues for the six months ended December 31, 2004 of $4,648,431 increased by $576,999, or 14%, over the total revenues for the six months ended December 31, 2003 of $4,071,432. The increase in revenues is primarily attributable to increased billings in the Agriculture ($233,932), Healthcare ($212,945), Retail ($171,626) and Hospitality ($69,686) markets.

Cost of revenues for the six months ended December 31, 2004 of $2,718,491 were 58% of revenues versus $2,469,310, or 61% of the revenues for the corresponding period of the previous year. The increase in the gross margin for the six months ended December 31, 2004, versus the corresponding period of the prior year, is due to the increase in revenues as described in the preceding paragraph and the mix of product sold.

Selling, general and administrative ("S,G&A") expenses for the six months ended December 31, 2004 of $1,728,926, increased by $94,201, or by 6%, versus $1,634,725 for the corresponding period of the previous. The increase in the S,G&A is primarily a result of increases in the following expenses: (i) commissions ($23,188), (ii) compensation ($22,886), (iii) professional fees ($19,537), (iv) advertising and PR consulting ($8,086) and (v) computer costs ($7,921).


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $42,008 to $200,795 at December 31, 2004 from $242,803 at June 30, 2004. The decrease in cash and cash equivalents is primarily a result of the payoff of the balance of the factoring agreement ($165,083) and the note payable ($31,675). Also, payments on capital lease obligations ($19,249) and net changes in other working capital items ($7,891) contributed to the decrease. This decrease was partially offset by $183,033 in income (net of amortization) generated for the six months ended December 31, 2004.

Restricted cash increased by $52,315 to $66,993 at December 31, 2004 from $14,678 at June 30, 2004. Restricted cash represents funds held in the Company's account receivable lockbox that have not yet cleared the Company's operating account. Therefore, this account fluctuates based on deposit activities at the balance sheet date.

Accounts receivable decreased by $185,399 to $796,009 at December 31, 2004 from $981,408 at June 30, 2004. The decrease was consistent with the decrease in revenues during the quarter ending December 2004 of $2,229,045 as compared to the revenues during the quarter ending June 2004 of $2,468,015.

Property and equipment decreased by $72,383 to $467,417 at December 31, 2004 from $539,800 at June 30, 2004. This decrease is primarily attributable to depreciation expense recognized for the corresponding six month period.

Accounts payable decreased by $195,717 to $397,226 at December 31, 2004 from $592,943 at June 30, 2004. The decrease was due the timing of vendor payments.

Notes payable and long-term debt of $196,758 at June 30, 2004 was completely paid as of December 31, 2004.

Management believes that the Company's current cash resources along with its asset-based factoring line of credit will be sufficient to fund operations for the twelve months ended December 31, 2005.

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. During the quarter ended December 31, 2004, the maximum borrowed under the arrangement was $0.


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

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certainexceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. For public entities that file as small business issuers FAS 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.


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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. The assets of Ameritech representing collateral for the judgments were sold by Ameritech to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. In January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order are scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. In January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court.

On June 14, 2004, the Company provided Mr. Ronald E. Pierce, its then current Chief Operating Officer ("Mr. Pierce"), with notice of non-renewal of his employment agreement. As such, July 14, 2004 was Mr. Pierce's last day of employment. The Company has advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due. The Company then received various letters from Mr. Pierce's attorney advising that Mr. Pierce is taking the position that the non-renewal of the employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his Agreement without the obligation of paying Mr. Pierce as if he were terminated without cause. Mr. Pierce has demanded severance related payments totaling approximately $280,000 (including a $80,000 bonus) along with the full accelerated vesting of 500,000 stock options previously awarded to Mr. Pierce. The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce's employment agreement, the Company was entitled to provide notice thirty (30) days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce. On July 30, 2004, the Company received notice from Mr. Pierce's attorney requesting commencement of arbitration to resolve the claim. No further communications have been received from Mr. Pierce's attorney since July 30, 2004. The Company believes it has meritorious defenses against Mr. Pierce's claims and has not recorded a liability related to this matter.


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

                                             REGISTRANT:

                                             SHARPS COMPLIANCE CORP.

Dated: February 9, 2005                      By: /s/ Dr.  Burton J. Kunik
                                                 -------------------------------
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

Dated: February 9, 2005                      By: /s/ David P. Tusa
                                                 -------------------------------
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                                 and Corporate Secretary