Form 10QSB/A
period 2004-12-31
SHARPS COMPLIANCE CORP
filed 2005-02-09
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB/A

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       10.1 Employment Agreement by and between Sharps Compliance Corp. and Dr. Burton J. Kunik effective December 1, 2004
       31.1    Certification of Chief Executive Officer in Accordance with
               Section 302 of the Sarbanes-Oxley Act (filed herewith)
       31.2    Certification of Chief Financial Officer in Accordance with
               Section 302 of the Sarbanes-Oxley Act (filed herewith)
       32.1    Certification of Chief Executive Officer in Accordance with
               Section 906 of the Sarbanes-Oxley Act (filed herewith)
       32.2    Certification of Chief Financial Officer in Accordance with
               Section 906 of the Sarbanes-Oxley Act (filed herewith)





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