Form 10QSB
period 2005-03-31
SHARPS COMPLIANCE CORP
filed 2005-05-11
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

|x| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

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

                        Yes      |x|      No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,538,144 shares of Common Stock, $0.01 par value as of May 6, 2005.


Transitional Small Business Disclosure Format (check one): Yes  |_|     No |x|

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

                                      INDEX
                                                                                                         PAGE
         PART I          FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and June
                      30, 2004...........................................................................3

                  Unaudited Condensed Consolidated Statements of Operations
                      for the three months ended March 31, 2005 and 2004.................................4

                  Unaudited Condensed Consolidated Statements of Operations
                      for the nine months ended March 31, 2005 and 2004..................................5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                      for the nine months ended March, 2005 and 2004.....................................6

                  Notes to Unaudited Condensed Consolidated Financial Statements ........................7

         Item 2.  Management's Discussion and Analysis or Plan of Operations............................11

         Item 3.  Controls and Procedures...............................................................14

         PART II          OTHER INFORMATION

         Item 1.   Legal Proceedings ...................................................................14

         Item 2.  Changes in Securities.................................................................15

         Item 6.  Exhibits..............................................................................15

         SIGNATURES.....................................................................................16


PART I    FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                March 31,             June 30,
                                                         2005                  2004
                                                ---------------------- -------------------
                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                   $255,302            $242,803
 Restricted cash                                               10,010              14,678
 Accounts receivable, net of allowance
  of $19,828 and $12,896, respectively                        776,915             981,408
 Inventory                                                    426,388             393,238
 Prepaid and other assets                                      87,669             138,798
                                                ---------------------- -------------------

     TOTAL CURRENT ASSETS                                   1,556,284           1,770,925

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $614,278 and $507,945,
 respectively                                                 447,972             539,800

INTANGIBLE ASSETS, net of accumulated
 amortization of $102,041 and $101,582,
 respectively                                                   9,592              10,051
                                                ---------------------- -------------------

           TOTAL ASSETS                                    $2,013,848          $2,320,776
                                                ====================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                            $480,200            $592,943
 Accrued liabilities                                          245,456             338,153
 Deferred revenue - pump return                                59,980             110,702
 Current portion of deferred revenue -
  incineration                                                 96,247             108,299
 Current portion of deferred revenue -
  transportation                                              696,870             553,938
 Notes payable and current portion of long-term
  debt                                                              -             185,932
  Current maturities of capital lease
   obligations                                                 46,324              37,513
                                                ---------------------- -------------------
            TOTAL CURRENT LIABILITIES                       1,625,077           1,927,480

LONG-TERM DEFERRED REVENUE - INCINERATION, net
 of current portion                                            22,180              30,408

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net
 of current portion                                           203,630             179,506

LONG-TERM DEBT, net of current portion                              -              10,826

OBLIGATIONS UNDER CAPITAL LEASES, net of current
 maturities                                                    55,043              84,446

OTHER LIABILITIES                                              61,750              45,500
                                                ---------------------- -------------------

           TOTAL LIABILITIES                                1,967,680           2,278,166

COMMITMENTS AND CONTINGENCIES                                       -                   -

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value per share;
  20,000,000 shares authorized; 10,538,144 and
  10,538,256 shares issued and outstanding,
  respectively                                                105,381             105,381
 Additional paid-in capital                                 7,457,639           7,457,639
 Accumulated deficit                                       (7,516,852)         (7,520,410)
                                                ------------------------------------------

           TOTAL STOCKHOLDERS' EQUITY                          46,168              42,610
                                                ---------------------- -------------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                         $2,013,848          $2,320,776
                                                ====================== ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the Three Months
                                                                    Ended March 31,
                                                --------------------------------------------------
                                                             2005                        2004
                                                --------------------------------------------------
                                                                                       (Unaudited)
REVENUES:
  Distribution, net                                       $ 2,123,791                 $ 2,000,030
  Consulting and environmental services                       108,853                      79,916
    TOTAL REVENUES                                          2,232,644                   2,079,946

COSTS AND EXPENSES:
  Cost of revenues                                          1,398,141                   1,234,515
 Selling, general and administrative                          892,494                     864,047
  Depreciation and amortization                                37,798                      40,253
                                                ---------------------- ---------------------------
         TOTAL COSTS AND EXPENSES                           2,328,434                   2,138,815
                                                ---------------------- ---------------------------

OPERATING LOSS                                                (95,789)                    (58,869)

OTHER  EXPENSE
    Interest expense                                           (5,123)                     (9,980)
    Other                                                           -                        (316)
                                                ---------------------- ---------------------------
         TOTAL OTHER EXPENSE                                   (5,123)                    (10,296)
                                                ---------------------- ---------------------------

NET LOSS BEFORE INCOME TAXES                                 (100,912)                    (69,165)

INCOME TAXES                                                    4,693                           -
                                                ---------------------- ---------------------------

NET LOSS                                                     $(96,219)                   $(69,165)
                                                ====================== ===========================

NET LOSS PER COMMON SHARE
     Basic                                                      $(.01)                      $(.01)
                                                ====================== ===========================
     Diluted                                                     $(01)                      $(.01)
                                                ====================== ===========================

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
 LOSS PER COMMON SHARE
      Basic                                                10,538,144                  10,538,256
                                                ====================== ===========================
      Diluted                                              10,538,144                  10,538,256
                                                ====================== ===========================

                  The accompanying notes are an integral part
              of these condensed consolidated financial statements.


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Nine Months
                                                        Ended March 31,
                                                     2005          2004
                                                --------------------------
                                                         (Unaudited)
REVENUES:
  Distribution, net                               $ 6,609,598 $ 5,895,720
  Consulting and environmental services               271,477     255,658
      TOTAL REVENUES                                6,881,075   6,151,378
                                                -------------- -----------

COSTS AND EXPENSES:
  Cost of revenues                                  4,116,632   3,703,825
 Selling, general and administrative                2,621,420   2,498,772
  Depreciation and amortization                       121,054     118,501
                                                -------------- -----------
         TOTAL COSTS AND EXPENSES                   6,859,106   6,321,098
                                                -------------- -----------

OPERATING INCOME (LOSS)                                21,969    (169,720)

OTHER  INCOME EXPENSE
    Interest income                                         -          48
    Interest expense                                  (18,411)    (37,875)
    Other                                                   -        (556)
                                                -------------- -----------
      TOTAL OTHER EXPENSE                             (18,411)    (38,383)
                                                -------------- -----------

NET INCOME (LOSS) BEFORE INCOME TAXES                   3,558    (208,103)

INCOME TAXES                                                -     -
                                                -------------- -----------

NET INCOME (LOSS)                                      $3,558   $(208,103)
                                                ============== ===========

NET INCOME (LOSS) PER COMMON SHARE
     Basic                                                 $-       $(.02)
                                                ============== ===========
     Diluted                                               $-       $(.02)
                                                ============== ===========

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
 INCOME (LOSS) PER COMMON SHARE
      Basic                                        10,538,144   10,345,074
                                                ============== ===========
      Diluted                                      10,980,340   10,345,074
                                                ============== ===========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Nine Months
                                                              Ended March 31,
                                                --------------------------------------------
                                                             2005                  2004
                                                ---------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                 (Unaudited)
   Net income (loss)                                           $3,558             $(208,103)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                              121,053               118,501
       Bad debt expense                                         6,842                     -
   Gain on disposal of equipment                                  275                   556
   Changes in operating assets and liabilities:
      Decrease in restricted cash                               4,668               140,735
     (Increase) decrease in accounts receivable               197,651               (74,209)
  Increase in inventory                                       (33,150)              (76,823)
  Decrease in prepaids and other assets                        51,129                13,602
  Increase (decrease) in accounts payable and
   accrued liabilities                                       (189,190)               37,828
  Increase (decrease) in deferred revenue                      96,054               (81,832)
                                                ---------------------- ---------------------
      NET CASH PROVIDED BY (USED IN) OPERATING
       ACTIVITIES                                             258,890              (129,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (37,986)              (43,760)
  Disposal of fixed asset                                      17,876                     -
    Patent                                                          -               (10,409)
                                                ---------------------- ---------------------
   NET CASH USED IN INVESTING ACTIVITIES                      (20,110)              (54,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment on notes payable                                   (31,675)             (115,895)
     Net payments on factoring agreement                     (165,085)             (169,420)
     Payments on capital lease obligations                    (29,523)              (18,315)
     Issuance of common stock                                       -               500,000
                                                ---------------------- ---------------------
   NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                               (226,282)              196,370
                                                ---------------------- ---------------------

NET INCREASE IN CASH AND CASH EQUIVALENT                       12,499                12,456

CASH AND CASH EQUIVALENTS, beginning of period                242,803               135,884
                                                ---------------------- ---------------------

CASH AND CASH EQUIVALENTS, end of period                     $255,302              $148,340
                                                ====================== =====================

NONCASH INVESTING AND FINANCING ACTIVITIES:

     Property and equipment additions acquired
      under capital lease                                      $8,931                $9,752
                                                ====================== =====================



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005


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

    NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2005 and the results of its operations and cash flows for the three and nine months ended March 31, 2005 and 2004. The results of operations for the three and nine months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2005. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

Certain reclassifications have been made in the prior year consolidated statement of operations to conform to current year presentation.

    NOTE 3. REVENUE RECOGNITION

The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as "Mailback" and Sharps Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal
(incineration)  of the  container  system.  The  individual  fair  value  of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. The Mailback container system is mailed to the incineration facility using the United States Postal Service ("USPS"). Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.
Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, portions of the transportation and incineration elements are recognized at the point of sale.

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

    NOTE 5. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:


                                                    March 31, 2005         June 30, 2004
                                                ---------------------- ----------------------
                                                     (Unaudited)
Factoring agreement with financial institution    $                 -      $         165,083

Note payable to Futura                                              -                 13,889

Promissory note to a finance company for the
 purchase of an automobile                                          -                 17,786
                                                ----------------------    -------------------

                                                                    -                196,758

Less:  current portion of notes payable and
 long-term debt                                                     -                185,932
                                                ----------------------    -------------------

Total notes payable and long-term debt            $                 -      $          10,826
                                                ======================    ===================



The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. The interest rate decreases to prime plus 1.25% (versus 2%) at such times as the Company's Adjusted Quick Ratio is 1.25 to 1.00 or greater. Adjusted Quick Ratio is defined as cash plus accounts receivable (less than 90 days from invoice date), divided by current liabilities less deferred revenue. During the quarter ended March 31, 2005, there were no borrowings under the arrangement.

    NOTE 6. OBLIGATIONS UNDER CAPITAL LEASES

    Capital lease obligations consist of the following:


                                                    March 31, 2005       June 30, 2004
                                                  ------------------   ------------------
Capital lease for the purchase of accounting and
 operating system software and hardware, due in
 monthly installments of $4,061, interest
 imputed at 21% through February 2007              $         76,613     $         99,315

Capital lease for purchase of phone system due
 in monthly installments of $455, interest
 imputed at 12% through August 2007                          11,399               14,315

Capital lease for purchase of copier/printer due
 in monthly installments of $157, interest
 imputed at 21% through August 2006                           2,173                3,252

Capital lease for purchase of phone system
 upgrades due in monthly installments of $157,
 interest imputed at 16% through December 2007                4,217                5,077

Capital lease for purchase of forklift due in
 monthly installments of $290, interest imputed
 at 11% through July 2007                                     6,965                    -
                                                  ------------------   ------------------
                                                            101,367              121,959
Less:  current portion                                       46,324               37,513
                                                  ------------------   ------------------

                                                   $         55,043     $         84,446
                                                  ==================   ==================



    NOTE 7. STOCK-BASED COMPENSATION

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

The Company used the following weighted-average assumptions for options granted during the quarters ended March 31, 2005 and 2004, as follows: risk-free interest rates of 4.33% and 4.04%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 50% and 45%, respectively; and a weighted-average expected life of the options of 7 years.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net loss for the quarters ended March 31, 2005 and 2004, respectively, would have been increased, as follows:

                                                 Three Months Ended March 31,
                                                -------------------------------
                                                     2005              2004
                                                ---------------     -----------
                                                  (Unaudited)       (Unaudited)

Net loss, as reported                             $    (96,219)   $    (69,165)
Less: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax
 effects                                          $    (66,473)   $    (73,911)
                                                ---------------  --------------

Net loss, pro forma                               $   (162,692)   $   (143,076)
                                                ===============  ==============

Basic and diluted net loss per share, as
 reported                                         $       (.01)   $       (.01)
                                                ===============  ==============

Basic and diluted net loss per share, pro forma   $       (.02)   $       (.01)
                                                ===============  ==============

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net income (loss) for the nine months ended March 31, 2005 and 2004, respectively, would have been increased, as follows:


                                                  Nine Months Ended March 31,
                                                -------------------------------
                                                     2005             2004
                                                ---------------    ------------
                                                  (Unaudited)      (Unaudited)

Net income (loss), as reported                   $     3,558    $     (208,103)
Less: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax
 effects                                         $  (197,520)   $     (221,225)
                                                -------------  ----------------

Net loss, pro forma                              $  (193,962)   $     (429,328)
                                                =============  ================

Basic and diluted net loss per share, as
 reported                                        $         -    $         (.02)
                                                =============  ================

Basic and diluted net loss per share, pro forma  $      (.01)   $         (.04)
                                                =============  ================

    NOTE 8. EARNINGS PER SHARE

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


                                                  Nine Months Ended March 31,
                                              ---------------------------------
                                                    2005                2004
                                              ------------------    -----------

Net income (loss), as reported                 $          3,558    $  (208,103)
                                                ----------------    -----------

Weighted average common shares outstanding           10,538,144      10,345,074
Effect of Dilutive stock options                        442,196               -
                                                ----------------    -----------
Weighted average diluted common shares
 outstanding                                         10,980,340      10,345,074
                                                ----------------    -----------

Net income per common share
   Basic                                       $            - -    $       0.02

   Diluted                                     $              -    $       0.02

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

    RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months and nine months ended March 31, 2005 and 2004.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:


                                          Three Months Ended        Nine Months Ended
                                                March 31,                 March 31,
                                         ----------------------    ----------------------
                                           2005        2004          2005        2004
                                         ----------  ----------    ---------  -----------
   Net revenues                                100%        100%         100%         100%
   Costs and expenses:
      Cost of revenues                        (63%)       (59%)        (60%)        (60%)
      Selling, general and administrative     (40%)       (42%)        (38%)        (41%)
      Depreciation and amortization            (2%)        (2%)         (2%)         (2%)
                                         ----------  ----------    ---------  -----------
   Total operating expenses                  (105%)      (103%)       (100%)       (103%)
                                         ----------  ----------    ---------  -----------
     Income (loss) from operations             (5%)        (3%)           0%         (3%)
                                         ----------  ----------    ---------  -----------
   Net income (loss)                           (4%)        (3%)           0%         (3%)
                                         ==========  ==========    =========  ===========

    THREE MONTHS ENDED MARCH 31, 2005, COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Total revenues for the three months ended March 31, 2005 of $2,232,645 increased by $152,699, or 7%, over the total revenues for the three months ended March 31, 2004 of $2,079,946. The increase in revenues is primarily attributable to increased billings in the Agriculture ($115,259), Health Care ($29,066), and Hospitality ($23,269) markets.

Cost of revenues for the three months ended March 31, 2005 of $1,3981,141 were 63% of revenues, which were higher than the cost of revenues for the three months ended March 31, 2004 of $ 1,234,515, or 59% of revenues. The increase was due to; (i) increased revenues over the corresponding prior year period and (ii) cost increases incurred during the three months ended March 31, 2005.

Selling, general and administrative ("S, G&A") expenses for the three months ended March 31, 2005 of $892,494, increased by $28,447, or 3%, versus $864,047 for the corresponding period of the previous year. The increase was consistent with the revenue growth of the business for the three months ended March 31, 2005 versus March 31, 2004.

    NINE MONTHS ENDED MARCH 31, 2005, COMPARED TO NINE MONTHS ENDED
MARCH 31, 2004

Total revenues for the nine months ended March 31, 2005 of $6,881,075 increased by $729,697, or 12%, over the total revenues for the nine months ended March 31, 2004 of $6,151,378. The increase in revenues is primarily attributable to increased billings in the Agriculture ($349,191), Healthcare ($254,041), Retail ($180,213) and Hospitality ($94,667) markets.

Cost of revenues for the nine months ended March 31, 2005 of $4,116,632 were 60% of revenues versus $3,703,825, or 60% of the revenues for the corresponding period of the previous year.

Selling, general and administrative ("S, G&A") expenses for the nine months ended March 31, 2005 of $2,621,418, increased by $122,648, or by 5%, versus $2,498,772 for the corresponding period of the previous. The increase in the S,G&A is primarily a result of increases in the following expenses: (i) compensation and commissions ($79,043), (ii) advertising and promotions
($21,947), (iii) employment placement ($21,000), and (iv) computer costs ($13,703).

    LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $12,499 to $255,302 at March 31, 2005 from $242,803 at June 30, 2004.

Accounts receivable decreased by $204,493 to $776,915 at March 31, 2005 from $981,408 at June 30, 2004. The decrease was consistent with the decrease in revenues during the quarter ending March 31, 2005 of $2,232,644 as compared to the revenues during the quarter ending June 2004 of $2,468,015.

Property and  equipment  decreased by $91,828 to $447,972 at March 31, 2005 from
$539,800  at  June  30,  2004.  This  decrease  is  primarily   attributable  to
depreciation expense recognized for the corresponding nine-month period.

Accounts payable decreased by $112,743 to $480,200 at March 31, 2005 from $592,943 at June 30, 2004. The decrease was due the timing of vendor payments.

Notes payable and long-term debt of $196,758 at June 30, 2004 was completely repaid during the nine months ended March 31, 2005.

Management believes that the Company's current cash resources along with its asset-based factoring line of credit will be sufficient to fund operations for the twelve months ended March 31, 2006.

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement is automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. The interest rate decreases to prime plus 1.25% (versus 2%) at such times as the Company's Adjusted Quick Ratio is 1.25 to 1.00 or greater. Adjusted Quick Ratio is defined as cash plus accounts receivable (less than 90 days from invoice date), divided by current liabilities less deferred revenue. During the quarter ended March 31, 2005, there were no borrowings under the arrangement.

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

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December  2004,  the FASB issued  Statement No. 123 (revised  2004) ("FAS 123
(R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. For public entities that file as small business issuers, FAS 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

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

    PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

In September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. Ameritech sold the assets of Ameritech representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. In January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order are scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. In January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court.

On June 14, 2004, the Company provided Mr. Ronald E. Pierce, its then current Chief Operating Officer ("Mr. Pierce"), with notice of non-renewal of his employment agreement. As such, July 14, 2004 was Mr. Pierce's last day of employment. The Company has advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due. The Company then received various letters from Mr. Pierce's attorney advising that Mr. Pierce is taking the position that the non-renewal of the employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his Agreement without the obligation of paying Mr. Pierce as if he were terminated without cause. Mr. Pierce has demanded severance related payments totaling approximately $280,000 (including an $80,000 bonus) along with the full accelerated vesting of 500,000 stock options previously awarded to Mr. Pierce. The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce's employment agreement, the Company was entitled to provide notice thirty (30) days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce. On July 30, 2004, the Company received notice from Mr. Pierce's attorney requesting commencement of arbitration to resolve the claim. No further communications have been received from Mr. Pierce's attorney since July 30, 2004. The Company believes it has meritorious defenses against Mr. Pierce's claims and has not recorded a liability related to this matter.

On or about February 25, 2003, Jason Jodway, a then employee of the Company since April 1999, resigned in lieu of termination of employment by the Company. Thereafter, Mr. Jodway formed Attentus Medical Sales, Inc., a competing entity of the Company. In March 2005, the Company (through its wholly-owned subsidiary Sharps Compliance Inc.) filed a lawsuit in Harris County District Court, Texas against Mr. Jodway and Attentus Medical Sales, Inc. The lawsuit claims, (i) breach of a confidentiality agreement, (ii) misappropriation of trade secrets and (iii) tortuous interference with the Company's existing and prospective contracts and business relationships. The Company intends to vigorously pursue its claim against Mr. Jodway and Attentus Medical Sales, Inc., though the Company has not quantified its damages to date. In April 2005, Mr. Jodway and Attentus Medical Sales, Inc. filed a general denial in the 152nd District Court of Harris County. Additionally, the defendant filed a counter-claim against Sharps Compliance Inc. asserting his last day of employment was March 28, 2003 and that he is entitled to receive back wages. The Company denies any obligation to Mr. Jodway for such back wages.

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

                                        REGISTRANT:

                                        SHARPS COMPLIANCE CORP.

    Dated: May 11, 2005                 By: /s/ Dr. Burton J. Kunik
                                            -----------------------
                                            Chairman of the Board, Chief
                                            Executive Officer and President


    Dated: May 11, 2005                 By: /s/ David P. Tusa
                                            -----------------
                                            Senior Vice President,
                                            Chief Financial Officer
                                            and Corporate Secretary