Form 10KSB
period 2005-06-30
SHARPS COMPLIANCE CORP
filed 2005-09-14
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for most recent fiscal year: $9,001,177.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 12, 2005:$3,527,787.

Number of shares outstanding of the issuer's Common Stock as of September 12, 2005: 10,547,311.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on November 17, 2005 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one):  Yes []  No [x]




                             SHARPS COMPLIANCE CORP.
                               TABLE OF CONTENTS *
                          ANNUAL REPORT ON FORM 10-KSB
        --------------------------------------------------------------------------------

                                                                                        Page
                                     PART I

Item 1   Description of Business .......................................................  2
Item 2   Description of Property ....................................................... 10
Item 3   Legal Proceedings ............................................................. 10
Item 4   Submission of Matters to a Vote of Security Holders ........................... 11

                                     PART II

Item 5   Market for Common Equity and Related Stockholder Matters ...................... 12
Item 6   Management's Discussion and Analysis or Plan of Operation ..................... 13
Item 7   Financial Statements .......................................................... 16
Item 8   Changes In and Disagreements with Accountants on Accounting and Financial
           Disclosure .................................................................. 16
Item 8A Controls and Procedures ........................................................ 16
Item 8B Other Information .............................................................. 16

                                    PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a)
           of the Exchange Act ......................................................... 17
Item 10  Executive Compensation ........................................................ 17
Item 11  Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters ......................................................... 17
Item 12  Certain Relationships and Related Transactions ................................ 17
Item 13  Exhibits ...................................................................... 18
Item 14  Principal Accountant Fees and Services ........................................ 19

         Signatures .................................................................... 20

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

The Company provides access to all of its filings with the Securities and Exchange Commission ("SEC") through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC. The filings are also available via the SEC's website at www.sec.gov/edgar/searchedgar/companysearch.html.

PRODUCTS AND SERVICES

Sharps is a leading developer of cost effective solutions for improving safety and efficiency related to the proper disposal of medical waste by industry and consumers. These solutions include Sharps Disposal by Mail System(R) Pitch-It(TM) IV Poles, Trip LesSystem(R), Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure(R), Sharps SureTemp Tote(R),
IsoWash(R) Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

The Sharps Disposal by Mail System(R) is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and retail industries. The Sharps Disposal by Mail System(R) contains a securely sealed, leak and puncture resistant sharps container in several sizes; United States Postal Service ("USPS") approved shipping carton with priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment and complete documentation and tracking manifest. Customers who use the Sharps Disposal by Mail System(R) are responsible for mailing the system to the Company's disposal facility for incineration (i.e. Sharps Environmental Services). Upon destruction, Sharps supplies verification of destruction to the customer.

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

The Trip LesSystem(R) is a solution for the home healthcare (commercial) industry that eliminates costly trips by healthcare providers to the patient's home after therapy has been completed. The Trip LesSystem(TM) has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail System(R) along with either (i) a prepaid pump return box or
(ii) a Pitch-It(TM) IV Pole, depending on the patient's therapy.

Sharps' asset return boxes (i.e., the Sharps Pump Return Box and Sharps Enteral Pump Return Box) are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, like infusion and enteral pumps, phototherapy and TENS units, between the healthcare provider and the patient.

The Sharps Secure(R) Needle Disposal System is the first commercially available wall mounted needle collection and disposal by mail system specifically designed for the retail and industrial markets. The system is mounted on the wall inside of public restrooms to provide a visible collection point for self-injectors to safely and privately dispose of used needles, which are often discarded in the public waste at commercial and office buildings. The system consists of a Sharps Disposal by Mail System(R) needle collection container, housed in the newly designed (patent pending) Sharps Secure(R) metal collection cabinet. The wall-mounted cabinet, which is manufactured from heavy gauge metal, has been designed with numerous safety features to ensure that needles properly disposed of will not present a hazard.

The Sharps SureTemp Tote(R) is a disposable cooler that maintains a safe range for temperature-sensitive materials. Sharps primarily markets the product to home healthcare providers to protect IV medications used in home infusion. Its disposable nature relieves the home healthcare provider of tracking, cleaning and maintaining reusable coolers.

The IsoWash(R) Linen Recovery System is designed to address the safe handling of linens contaminated with blood, bodily fluids and other biohazards in the hospitality market. Historically, contaminated linens are discarded at most domestic hotels. IsoWash(R), however, provides an alternative for safely handling and de-contaminating at a significant cost savings to linen replacement. Contaminated linens are isolated from human contact by being placed into the IsoWash(R) water-soluble bag, which is clear to reveal the bag's contents and is marked with a biohazard warning. The isolated linens are placed in industrial laundry equipment for recovery. Once the wash cycle begins, the bag dissolves within two minutes allowing chemicals in the wash to safely clean the contaminated laundry with minimal handling. Sharps is the exclusive distributor for the patented product.

The Biohazard Spill Clean-Up Kit and Disposal System is a complete solution for both cleanup and disposal by mail of bio-hazardous spill waste and materials. This convenient system comes complete with everything necessary for clean up of potentially bio-hazardous materials such as blood and bodily fluids. The Sharps system provides a means to safely, easily and legally remove these materials from your location and transport them to a destruction facility via the U.S. Postal Service. Sharps Bio-Hazard Clean-Up Kit has the capacity to contain spills of up to 1 liter of contaminant. Spill clean-up equipment, transportation and proper disposal are all included in the price of the system.

The Sharps e-Tools online services include SharpsTracer(TM), AssetTracer(TM). SharpsTracer(TM) is a manifest imaging and tracking program for registered customers for the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer(TM) eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer(TM) allows its registered subscribers to manage effectively all types of capital assets through a single, organized database. The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

Sharps Environmental Services provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services include the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents,
(iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to oversee directly the proper disposal of its Sharps Disposal by Mail Systems(R). The Company has an agreement with the City of Carthage, Texas, and Panola County to manage and operate the Panola County Resources Recovery Facility ("PCRRF"), a municipally owned incinerator. The agreement extends through June 30, 2012 with optional renewal periods through June 2022.

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

Home Healthcare Industry. Healthcare is increasingly provided in the home setting, requiring healthcare professionals to dispose of contaminated syringes, surgical supplies and other materials outside of medical facilities. The home healthcare industry is a primary market for the Trip LesSystem(R), which includes the Sharps Disposal by Mail System(R) Pitch-It(TM) IV Pole and asset return box. Sharps' products are distributed to the home healthcare industry through major national homecare equipment and supply distributors. The home healthcare industry is a somewhat fragmented market; however, management estimates that approximately 20 corporations dominate the home healthcare market within the United States and Sharps currently maintains a relationship with a majority of these corporations.

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

In recent publications, the Department of Transportation ("DOT") clarified the exemptions to 49CFR Part 173.134(b) of the Hazardous Materials Regulations ("HMR"), thereby requiring home healthcare providers to follow most of the HMR requirements for regulated medical waste during transport. Healthcare providers who are transporting regulated medical waste must use DOT approved, tested and registered containers. The Sharps Disposal by Mail System(R) meets all HMR requirements through USPS permitting procedures. Sharps has started a marketing and educational program informing home healthcare providers of this clarification and offering the Sharps Disposal by Mail System(R) for their transportation needs.

Assisted Living Facilities. Sharps believes that assisted living providers are an excellent market for the Sharps Disposal by Mail System(R) because their residents are more likely than the general populous to self-inject, thereby generating a stream of medical waste requiring proper disposal. The volume produced by each facility is particularly suited for disposal in Sharps Disposal by Mail System(R).

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

Sharps is actively marketing to a vast number of insulin dependent diabetics and this market is expected to grow as testing for the condition increases and modern dietary habits lead to growing numbers of diabetics. In May of 2002, Sharps signed a three year, renewable agreement with BD Consumer Health Care, a division of Becton Dickinson and Company ("BD"), the world's largest syringe manufacturer. The agreement has been renewed through May 2006. The agreement names Sharps as the exclusive supplier of Sharps Disposal by Mail System(R) for retail sales nationally. BD will be marketing the mail-back disposal system to Sharps' target market of home self-injectors in BD's syringe boxes, diabetic newsletter and "Getting Started" kits for newly diagnosed diabetics. Sharps is also marketing to the retail customer through a joint sales and marketing agreement with Waste Management, Inc., a leading waste services provider.

Agricultural. During fiscal year 2004, Sharps began marketing and selling its products to the agricultural industry. Specifically, Sharps has targeted the dairy industry and other animal segments for the distribution and sale of its Sharps Disposal by Mail System(R). Sharps markets to companies involved in the production and/or distribution of injectables used for various purposes in the agricultural industry. This industry is estimated to be $9 billion in potential sales. Customers in the agricultural industry generally require safe and efficient disposal of sharps.

Hospitality and Other Industrial Markets. Sharps sells both directly and through major distributors to the hospitality and other industrial markets, including hotels, motels, resorts, schools, colleges, stadiums, daycare centers, planes, trains, cruise ships, casinos, supermarkets, distribution centers, business offices, restaurants, bars and clubs. The Company also sells directly to the end customers in the industrial market. Management believes that OSHA enhanced regulations will increase this important market for Sharps' products and services. Sharps has developed specialized versions of its Sharps Disposal by Mail System(R), which permit an institutional establishment to easily introduce the product. Sharps developed custom-designed cones, one used to collect contaminated sharps when discovered and a second used as a temporary receptacle by transient individuals who need to dispose of syringes.

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


Today, almost all businesses have some medical waste disposal concerns for safety and liability reasons. Medical waste such as syringes, razor blades, blood borne contaminated items, bio-hazard waste spills and other sharps waste can occur in several situations. Those situations are as follows: treating cuts, abrasions and burns; finding needles, syringes or blood-soaked items in the workplace; laundering blood-soaked linens or finding needles or razor blades in linens; and cleaning up broken glass with blood or other bio-hazardous waste.


While historically flu shots were administered in a doctor's office, they are now being administered through businesses, drug stores, clinics, and grocery stores. The Company has, and expects to continue to, provide syringe disposal to this market.

Dentists, Veterinarians and Physicians. Sharps has a presence within these healthcare markets with the Sharps Disposal by Mail System(R). Sharps' system is ideal for these small volume waste generators. Sharps has grouped the dental, physician and veterinarian market together due to their similar model and duration usage.

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

Home Healthcare Industry

Homecare target markets include Sharps' primary market, home infusion providers, as well as home nursing agencies. There are approximately 4,500 sites in the United States that provide home infusion services including local, national and hospital-based providers generating approximately 4.5 billion dollars in annual revenue. Twenty large chains and affiliations service a large percentage of the patients in this market. The Company believes it has about 10% of this market. Recent statistics on home nursing agencies show approximately 7,000 Medicare Certified Agencies employing approximately 240,000 clinical full time employees. The home nursing market, unlike the infusion market, downsized after the Balanced Budget Amendment of 1997. Sharps' focus in the home nursing market is secondary to infusion due to the potential business per site, but the Sharps Disposal by Mail System(R) could service their total medical waste handling, disposal and documentation needs. Sharps' sales force focuses on these accounts.

Dentist, Veterinarians and Physicians

Recent figures supplied by the American Dental Association, the American Medical Association and the American Veterinary Medical Association, indicate that there are approximately 160,000 dentists, 690,000 physicians and 72,000 veterinarians in active practice in the United States. Management estimates that a large majority of these offices would benefit from replacing waste hauling services with the Sharps Disposal by Mail System(R).

Hospitality and Other Industrial Markets

The Lodging Industry Profile for 2003, published by the American Hotel & Lodging Association, estimates there are approximately 48,000 properties consisting of
4.4 million rooms supporting more than 7.4 million jobs. In 30 states, the tourism industry ranks as the first, second or third largest employer. According to the National Restaurant Association 2005 Fact Sheet, the restaurant industry employs approximately 12.2 million people. Management believes that a comprehensive application of OSHA regulations would require the majority of these employees to be trained in the proper handling of medical waste encountered in the workplace which would include proper disposal.

Home Self-Injectors

The American Diabetes Association estimates approximately 18.2 million people in the United States, or 6.3% of the population, have diabetes. Of diagnosed cases, the ADA estimates 5.6 million require daily insulin injections.

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

     2. Recent changes in federal, state and local regulations regarding the proper transportation and/or disposal of medical sharps are increasing over time.

     3. OSHA has issued regulations concerning employee exposure to bloodborne pathogens and other potentially infectious materials that require special procedures for the handling and disposal of medical waste and annual training of all personnel who may be exposed to blood and other body fluids. Management believes these regulations will expand the market for Sharps' products and services.

RESEARCH AND DEVELOPMENT

Sharps' research and development costs for the last two fiscal years have not been material. The Company is seeking new applications for the Sharps Disposal by Mail System(R) in many different areas, since small quantity medical waste generators can be found in many industries. Sharps is also considering the development of new products to assist companies in complying with OSHA regulations regarding medical waste handling. Development of new products is completed when utilizing the services of the prospective manufacturer, which kept development costs to a minimum. Currently, Sharps works with several manufacturers regarding the development of any products.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the year ended June 30, 2005, two customers represented approximately 47% of revenues. Those same two customers represented approximately 42%, or $409,000 of the total accounts receivable balance at June 30, 2005. For the year ended June 30, 2004, two customers represented approximately 49% of revenues. Those same two customers represented approximately 47%, or $460,000 of the total accounts receivable balance at June 30, 2004. The Company may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by, (i) the contractual relationships with the end user of the products and the reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and (iii) the continued diversification of the Company's products and services.

Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System(R) from the end user to the Company's facility. Transportation is currently sole-sourced to the USPS. Management believes the risk of dependence is mitigated by the long-standing business relationship. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

INTELLECTUAL PROPERTY

Sharps has applied in the United States for registration of a number of trademarks and patents, many of which have been registered and granted, and can give no assurance that the Company will obtain and maintain registrations for existing and the other trademarks and patents for which it has applied.


RISK FACTORS

Operating History; History of Losses

Sharps has incurred cumulative losses from operations since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship and customer agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current financial resources, including cash on hand and its factoring line of credit, will be sufficient to fund operations through fiscal year 2006. There can be no assurance that the Company will be able to obtain financing, if necessary, on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing if necessary.

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

Customer Relationships

Sharps generally has no firm long-term volume commitments from its customers and enters into individual purchase orders or contracts. Although Sharps has contractual relationships with the majority of its customers, Sharps has experienced fluctuations in order levels from period to period and expects to continue experiencing such fluctuations in the near future. In addition, customer purchase orders may be canceled and order volume levels can be changed, or delayed with limited or no penalties. Sharps cannot assure the replacement of canceled, delayed or reduced purchase orders with new business. Moreover, Sharps financial condition and results of operations will depend in significant part upon the Company's ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and services and the general economy. The factors affecting any of the major customers of Sharps or their customers could have a material adverse effect on the businesses, financial condition and results of operations of Sharps.

Incinerator Facilities

The Company's business uses an incinerator facility for medical waste disposal. The Company has an agreement for such a facility with the City of Carthage, Texas, and Panola County to operate the PCRRF through June 30, 2012. The Company is responsible for operating and maintaining the facility in compliance with all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. The cost of such compliance for the period ending June 30, 2005 was $18,460. Any disruption in the availability of a disposal facility or increased governmental regulation may have an adverse impact on the Company. The Company can make no assurances that no such disruption or burdensome regulation will occur in the future.

The Company believes the facility is in compliance with all applicable federal, state, local and/or regulatory agency requirements, air pollution and TCEQ ("Texas Commission on Environmental Quality") regulations. The Company entered into an agreement with a secondary burn facility to provide services in the event the PCRRF is unavailable. See proposed change in government regulation below.

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

Fiscal year 2005 was a year of significant developments on the regulatory front. The first development is the improved guidance issued by the Environmental Protection Agency ("EPA") regarding the safe disposal of medical sharps (needles, syringes and lancets). This new guidance is a result of disposal problems created by 3 billion syringes discarded annually by self-injectors of medicines in homes and non-healthcare commercial facilities. Until December 2004, the EPA guidance has instructed consumers to place used sharps in a household container and to place the container in the household garbage. New guidance posted on the EPA website reflects information about alternative disposal methods including mail-back programs. The improved guidance issued by the EPA is a significant step toward the removal of needles, syringes and other sharps from the solid waste stream, consistent with the current practice in healthcare facilities. The Company's products and services, which are included in the EPA list of recommended solutions, are designed to improve safety, efficiency and patient concerns related to the proper disposal of medical sharps.

The second regulatory development is the enactment of California Senate Bill 1362, "The Safe Needle Disposal Act of 2004." This legislation authorizes California agencies to expand the scope of their existing household hazardous waste plans to provide for the safe disposal of medical sharps including hypodermic needles and syringes. Authorized disposal programs include the mail-back programs currently marketed by the Company.

The EPA has proposed a change in the Clean Air Act which could effect the operations of the leased incineration facility located in Carthage, TX. The proposed regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The proposed rule could necessitate changes to the Company's leased incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change, if enacted in its current form, would require the Company to incur significant capital expenditures in order to meet the requirements of the proposed regulations. The proposed regulation, as currently written, allows a period of a minimum of 3 years and a maximum of 5 years to comply after the date the final rule is published. Management is not able to predict when, or if, the proposed rule change may be enacted; however, based upon correspondence received from the EPA, the new regulation could be enacted as early as November 30, 2005.

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

Employees

Sharps employs 30 individuals, of which 29 are full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Sharps currently leases 10,634 square feet of rentable (office and warehouse) space in Houston, Texas. The lease period commenced October 1, 2002, and terminates January 31, 2008.

The Company leases an incinerator facility located in Carthage, Texas for medical waste disposal. The amended lease requires rental payments of $2,000 per month for the first year (year ended June 30, 2003) escalating by $6,000 per year (or $500 per month) each year thereafter until termination of the lease on June 30, 2012. The Company is required to pay additional rent equal to $0.02 per pound for all materials burned, treated, received or transferred at the incinerator facility exceeding 100,000 pounds per month. The Company is responsible for the cost of operating and maintaining the facility. For accounting purposes and as a result of the lease escalation clause, the Company records lease expense for this facility on a straight-line basis over the life of the lease, which computes to $4,250 per month, or $51,000 per year.

ITEM 3. LEGAL PROCEEDINGS

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. Ameritech sold the assets of Ameritech representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. During January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order are scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. During January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court.

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

On or about February 25, 2003, Jason Jodway, a then employee of the Company since April 1999, resigned in lieu of termination of employment by the Company. Thereafter, Mr. Jodway formed Attentus Medical Sales, Inc., a competing entity of the Company. In March 2005, the Company's wholly-own subsidiary Sharps Compliance Inc) filed a lawsuit in Harris County District Court, Texas against Mr. Jodway and Attentus Medical Sales, Inc. The lawsuit claims, (i) breach of a confidentiality agreement, (ii) misappropriation of trade secrets and (iii) tortiuous interference with the Company's existing and prospective contracts and business relationships. The Company intends to vigorously pursue its claim against Mr. Jodway and Attentus Medical Sales, Inc., though the Company has not quantified its damages to date. In April 2005, Mr. Jodway and Attentus Medical Sales, Inc. filed a general denial in the 152nd District Court of Harris County. Additionally, the defendant filed a counter-claim against Sharps Compliance, Inc. asserting his last day of employment was March 29, 2003 and that he is entitled to receive back wages. The Company denies any obligation to Mr. Jodway for such back wages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2005, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information: During the two years ended June 30, 2005, the common stock of the Company has been quoted on the over-the-counter ("OTC") Bulletin Board under the symbol "SCOM". The Company's common stock has had limited trading volume, averaging approximately 109,708 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.

                                                         Common Stock
                                                         ------------
                                                     High           Low
                                                     ----           ---



     Fiscal year Ended June 30, 2004
     -------------------------------
     First Quarter                                 $ 1.15           $ 0.82
     Second Quarter                                $ 1.15           $ 0.51
     Third Quarter                                 $ 1.01           $ 0.60
     Fourth Quarter                                $ 1.05           $ 0.58

     Fiscal Year Ending June 30, 2005
     --------------------------------
     First Quarter                                 $ 0.95           $ 0.57
     Second Quarter                                $ 1.20           $ 0.70
     Third Quarter                                 $ 1.15           $ 0.60
     Fourth Quarter                                $ 1.15           $ 0.75

     Fiscal Year Ending June 30, 2006
     --------------------------------
     First Quarter (September 12, 2005)            $ 0.94           $ 0.60

Stockholders: At September 12, 2005 there were 10,547,311 shares of common stock held by 212 holders of record. The last reported sale of the common stock on September 12, 2005, was $ 0.65 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans:

                      Equity Compensation Plan Information

                                              Number of securities to be       Weighted average       Number of securities
                                                issued upon exercise of       exercise price of        remaining available
                  Plan category                  outstanding options,        outstanding options,      for future issuance
                                                  warrants and rights        warrants and rights
      Equity compensation plans
        approved by security holders                   2,769,890                           0.94                   230,110
      Equity compensation plans not
        approved by security holders                     637,500                           0.76                       N/A
                                                     -----------                      ---------               ------------

      Total                                            3,407,390                           0.90                   230,110
                                                       =========                      =========                ==========


Recent Sales of Unregistered Securities: There have been sales of unregistered securities in the last three years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                    Year Ended June 30,
                                                     -------------------
                                                  2005                  2004
                                                  ----                  ----

Total revenues                                     100%                  100%
Costs and expenses:
     Cost of revenues                              (61%)                 (59%)
     Selling, general and administrative           (39%)                 (40%)
     Depreciation and amortization                  (2%)                  (2%)
                                             -----------------     -----------

Total operating expenses                          (102%)                (101%)
                                             -----------------     -----------
Operating loss                                      (2%)                  (1%)
Interest income (expense), net                       0%                    0%
                                             -----------------     -----------
Net loss                                            (2%)                  (1%)
                                             =================     ===========

YEAR ENDED JUNE 30, 2005 COMPARED TO YEAR ENDED JUNE 30, 2004

Total revenues for the year ended June 30, 2005 of $9,001,177 increased by $381,784, or 4%, over the total revenues for the year ended June 30, 2004 of $8,619,393. The increase in revenues is attributable to an increase in billings in the following markets; (i) Agriculture of $ 365,868, (ii) Retail of $ 176,328, and (iii) Health Care of $ 115,678.

Cost of revenues for the year ended June 30, 2005 of $5,499,355 was 61% of revenues. Cost of revenues for the year ended June 30, 2004 of $5,108,635 was 59% of revenues for the corresponding period. The increase in costs as a percentage of revenue is a result of an increase in materials and handling costs incurred.

SG&A expenses for the year ended June 30, 2005 of $3,514,595 increased by $95,344, or 3%, over the SG&A expenses for the year ended June 30, 2004. The increase in the SG&A expenses is primarily a result of increases in the following expenses, (i) compensation of $60,000, and (ii) professional fees of $51,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $15,624 to $258,427 at June 30, 2005 from $242,803 at June 30, 2004.

Property and equipment decreased by $101,736 to $438,064 at June 30, 2005 from $539,800 at June 30, 2004. This decrease is attributable to depreciation for 2005 of $156,847 that was partially offset by the purchase of, (i) computer equipment $45,208, (ii) upgrades to the incineration facility of $9,550, (iii) operational tools and dies of $ 9,478 and (iv) office equipment of $9,026.

The Company's various debt and capital leases (including current portion) decreased by $228,045 as of June 30, 2005 as compared to the June 30, 2004 balances. This decrease is attributable to the net reduction of $185,932 in the working capital line of credit and payments on capital lease obligations of $31,289.

The increase in the Company's net loss of $193,100 for the year ending June 30, 2005 compared the year ending June 30, 2004 is primarily a result of the $8,936 decrease in Gross Profit and an increase in SG&A expenses of $95,344. This was partially offset by a decrease in interest expense of $25,923.

Management believes that the Company's current cash resources along with its asset-based factoring line of credit will be sufficient to fund operations for the twelve months ended June 30, 2006.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly information for 2005 and 2004. We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

                                                                  Quarter Ended
                               ------------------------------------------------------------------------------------
                                September 30, 2003      December 31, 2003      March 31, 2004      June 30, 2004
                               ------------------------------------------------------------------------------------
Total revenues                   $      1,997,212         $   2,074,220        $    2,079,946       $   2,468,015
Cost of revenues                 $      1,217,710         $   1,251,600        $    1,234,515       $   1,404,810
Operating income (loss)          $        (95,542)        $     (15,549)       $      (59,185)      $     101,139
Net income (loss)                $       (116,577)        $     (22,361)       $      (69,165)      $      90,224
Net income (loss) per share      $          (0.01)        $        0.00        $        (0.01)      $        0.01
Weighted average shares -
   basic and diluted                    9,960,811            10,538,114            10,538,114          10,538,114

                                                                  Quarter Ended
                               ------------------------------------------------------------------------------------
                                September 30, 2004      December 31, 2004      March 31, 2005      June 30, 2005
                               ------------------------------------------------------------------------------------
Total revenues                   $      2,419,386         $   2,229,045        $    2,232,644       $   2,120,102
Cost of revenues                 $      1,387,544         $   1,330,947        $    1,398,141       $   1,382,723
Operating income (loss)          $        121,036         $      (3,278)       $      (95,789)      $    (192,202)
Net income (loss)                $        108,912         $      (9,135)       $      (96,219)      $    (196,658)
Net income (loss) per share      $           0.01         $       0.00         $       (0.01)       $       (0.02)
Weighted average shares -
   basic and diluted                   10,538,144            10,538,144           10,538,144           10,542,439

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

Revenue Recognition: The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as "Mailback" and Sharps Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and
(3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. The Mailback container system is mailed to the incineration facility using the USPS. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback and Incinerator revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123
(R)"), Accounting for Share-Based-Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company plans to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. For public entities that file as small business issuers, FAS 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

In May 2005, the FASB issued Statement No. 154, Accounting Changes & Error Corrections, which replaced APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effect or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in the period that begins after December 15, 2005, and early adoption is permitted in the fiscal years beginning after SFAS No. 154 was issued. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

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


ITEM 8B. OTHER INFORMATION

The information required by this item is not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the information under the caption "Management" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission ("SEC") relating to its Annual Meeting of Stockholders to be held on November 17, 2005.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2005, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


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

The Company's Board has determined that Mr. Parker is an independent director who qualifies as an audit committee accounting expert, as that term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended. The Company's Board adopted a Code of Ethics for all of our directors, officers and employees, as defined in Item 406 of Regulation S-K under the Securities Act of 1933, as amended. The Company's Code of Ethics was previously an exhibit to the Annual Report on Form 10-KSB. Individuals may also request a free copy of the Company's Code of Ethics from the Company's investor relations department. Additionally, the Company posted its Code of Ethics on its website (www.sharpsinc.com). The Company intends to disclose any amendments to, or waivers from, the provisions of its Code of Ethics within five business days of the amendment or waiver under of Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions "Management" and "Executive Compensation" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 17, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information under the captions "Security Ownership of Management" and "Certain Beneficial Owners" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 17, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 17, 2005.

ITEM 13. EXHIBITS

   Exhibit
   Number                              Description of Exhibit
   ------  ------------------------------------------------------------------

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

    10.2  Employment Agreement by and between Sharps Compliance Corp. and Ronald
          E. Pierce dated July 14, 2003 (filed herewith).

    10.3  Employment  Agreement by and between Sharps Compliance Corp. and David
          P. Tusa dated July 14, 2003 (filed herewith).

    10.4 Employment Agreement by and between Sharps Compliance Corp. and Michael D. Archer dated July 14, 2003 (filed herewith).

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

    10.9 Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated June 21, 2004.

   10.10 Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated August 19, 2005.

    14.1  Sharps Compliance Corp. Code of Ethics.

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

    31.2 Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

    32.1 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

    32.2 Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 17, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGISTRANT:
                                    SHARPS COMPLIANCE CORP.

Dated: September 14, 2005           By: /s/ BURTON J. KUNIK
                                        ----------------------------------------
                                        Dr. Burton J. Kunik
                                        Chairman of the Board and
                                        Chief Executive Officer

                                    By: /s/ DAVID P. TUSA
                                        ----------------------------------------
                                        David P. Tusa
                                        Executive Vice President
                                        Chief Financial Officer and
                                        Business Development

                                    By: /s/ RAMSAY GILLMAN
                                        ----------------------------------------
                                        Ramsay Gillman
                                        Director

                                    By: /s/ PARRIS H. HOLMES, JR.
                                        ----------------------------------------
                                        Parris H. Holmes, Jr.
                                        Director

                                    By: /s/ F.  GARDNER PARKER
                                        ----------------------------------------
                                        F. Gardner Parker
                                        Director

                                    By: /s/ PHILIP C. ZERRILLO
                                        ----------------------------------------
                                        Philip C. Zerrillo
                                        Director


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


  CONSOLIDATED FINANCIAL STATEMENTS                                                                          PAGE
                                                                                                             ----
     Report of Management and Internal Controls..........................................................     F-2

     Report of Independent Registered Public Accounting Firm ............................................     F-3

     Consolidated Balance Sheets as of June 30, 2005 and 2004 ...........................................     F-4

     Consolidated Statements of Operations for the Years Ended June 30, 2005
       and 2004 .........................................................................................     F-5

     Consolidated Statements of Stockholders' Equity (Deficit) for the Years
       Ended June 30, 2005 and 2004 .....................................................................     F-6

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and 2004 ...................     F-7

     Notes to Consolidated Financial Statements .........................................................     F-8

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

/s/ BURTON J. KUNIK
---------------------------
Dr. Burton J. Kunik
Chairman of the Board, Chief Executive Officer
and President

/s/ DAVID P. TUSA
-----------------
David P. Tusa
Executive Vice President, Chief Financial Officer,
Business Development and Corporate Secretary

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of
   Sharps Compliance Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
August 5, 2005
--------------



                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                       June 30,
                                                                                               -------------------------
                                                                                                   2005         2004
                                                                                               ------------ ------------
                                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................................................................$   258,427  $   242,803
  Restricted cash .............................................................................     10,010       14,678
  Accounts receivable, net of allowance for doubtful accounts of $21,757 and 12,986,
   respectively ...............................................................................    964,148      981,408
  Inventory ...................................................................................    368,495      393,238
  Prepaid and other assets ....................................................................     79,320      138,798
                                                                                               ------------ ------------
   TOTAL CURRENT ASSETS .......................................................................  1,680,400    1,770,925

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $650,532 and $507,945,
 respectively .................................................................................    438,064      539,800

INTANGIBLE ASSETS, net of accumulated amortization of $102,195 and $101,582, respectively .....     11,779       10,051
                                                                                               ------------ ------------

TOTAL ASSETS ..................................................................................$ 2,130,243  $ 2,320,776
                                                                                               ============ ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable ............................................................................$   567,398  $   592,943
  Accrued liabilities .........................................................................    283,953      338,153
  Deferred revenue - pump return ..............................................................     54,443      110,702
  Current portion of deferred revenue - incineration ..........................................    171,300      108,299
  Current portion of deferred revenue - transportation ........................................    770,854      553,938
  Notes payable and current portion of long-term debt .........................................          -      185,932
     Current maturities of capital lease obligations ..........................................     48,558       37,513
                                                                                               ------------ ------------
   TOTAL CURRENT LIABILITIES ..................................................................  1,896,506    1,927,480

LONG-TERM DEFERRED REVENUE - INCINERATION, net of current portion .............................     47,142       30,408

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion ...........................    225,639      179,506

LONG-TERM DEBT, net of current portion ........................................................          -       10,826

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities ...................................     42,112       84,446

OTHER LIABILITIES .............................................................................     62,500       45,500
                                                                                               ------------ ------------

   TOTAL LIABILITIES ..........................................................................  2,273,899    2,278,166

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.01 par value per share; 20,000,000 shares authorized; 10,547,311 and
   10,538,144 shares issued and outstanding, respectively .....................................    105,473      105,381
  Additional paid-in capital ..................................................................  7,464,381    7,457,639
  Accumulated deficit ......................................................................... (7,713,510)  (7,520,410)
                                                                                               ------------ ------------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .......................................................   (143,656)      42,610
                                                                                               ------------ ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ..........................................$ 2,130,243  $ 2,320,776
                                                                                               ============ ============



           See accompanying notes to consolidated financial statements



                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Year Ended June 30,
                                                                                              --------------------------
                                                                                                  2005          2004
                                                                                              ------------ -------------
REVENUES
 Distribution, net ...........................................................................$ 8,637,397  $  8,224,232
 Consulting services .........................................................................     32,677        40,467
 Environmental revenue .......................................................................    331,103       354,694
                                                                                              ------------ -------------
   TOTAL REVENUES ............................................................................  9,001,177     8,619,393

COSTS AND EXPENSES
 Cost of revenues ............................................................................  5,499,355     5,108,635
 Selling, general and administrative .........................................................  3,514,595     3,419,251
 Depreciation and amortization ...............................................................    157,460       160,644
                                                                                              ------------ -------------
   TOTAL COSTS AND EXPENSES ..................................................................  9,171,410     8,688,530
                                                                                              ------------ -------------

OPERATING LOSS ...............................................................................   (170,233)      (69,137)

OTHER EXPENSE
 Interest expense ............................................................................    (22,867)      (48,742)
                                                                                              ------------ -------------

NET LOSS .....................................................................................$  (193,100) $   (117,879)
                                                                                              ============ =============


BASIC AND DILUTED NET LOSS PER COMMON SHARE ..................................................$      (.02) $       (.01)
                                                                                              ============ =============


WEIGHTED AVERAGE SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE ........ 10,539,215    10,392,994
                                                                                              ============ =============


           See accompanying notes to consolidated financial statements




                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                               Total
                                                                Common Stock       Additional               Stockholders'
                                                           ----------------------   Paid-in    Accumulated   (Deficit)
                                                              Shares     Amount     Capital     Deficit       Equity
                                                           ------------ --------- ----------- ------------ -------------

Balances, July 1, 2003                                       9,910,356  $ 99,103  $6,963,918  $(7,402,531)    $(339,510)

Issuance of common stock for cash                              625,000     6,250     493,750            -       500,000

Other                                                            2,788        28         (29)           -            (1)

Net loss                                                             -         -           -     (117,879)     (117,879)
                                                           ------------ --------- ----------- ------------ -------------

Balances, June 30, 2004                                     10,538,144   105,381   7,457,639   (7,520,410)       42,610

Issuance of common stock for cash                                9,167        92       6,742            -         6,834

Net loss                                                             -         -           -     (193,100)     (193,100)
                                                           ------------ --------- ----------- ------------ -------------

Balances, June 30, 2005                                     10,547,311  $105,473  $7,464,381  $(7,713,510)    $(143,656)
                                                           ===========  ========  ==========  ===========     =========


           See accompanying notes to consolidated financial statements


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Year Ended June 30,
                                                                                                   ---------------------
                                                                                                      2005       2004
                                                                                                   ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss .........................................................................................$(193,100) $(117,879)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization ..................................................................  157,460    160,644
   Bad debt expense ...............................................................................    8,771          -
   Loss on disposal of equipment ..................................................................      126        556
 Changes in operating assets and liabilities:
 Decrease in restricted cash ......................................................................    4,668    138,173
   (Increase) decrease in accounts receivable .....................................................    8,489   (240,648)
   (Increase) decrease in inventory ...............................................................   24,743    (94,102)
   (Increase) decrease in prepaid and other assets ................................................   59,478     (1,295)
   Increase (decrease) in accounts payable and accrued liabilities ................................  (62,745)   155,251
   Increase (decrease) in deferred revenue ........................................................  286,525     (7,385)
                                                                                                   ---------- ----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ............................................  294,415     (6,685)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ............................................................  (64,333)   (93,200)
   Proceeds from the disposal of property and equipment ...........................................   18,026          -
   Patent .........................................................................................   (2,341)   (10,408)
                                                                                                   ---------- ----------
   NET CASH USED IN INVESTING ACTIVITIES ..........................................................  (48,648)  (103,608)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt .....................................................................  (31,675)  (159,220)
   Net payments on factoring agreement ............................................................ (165,083)   (96,960)
   Payments on capital lease obligations ..........................................................  (40,219)   (26,608)
   Issuance of common stock .......................................................................    6,834    500,000
                                                                                                   ---------- ----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................................... (230,143)   217,212
                                                                                                   ---------- ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................................................   15,624    106,919

CASH AND CASH EQUIVALENTS, beginning of year ......................................................  242,803    135,884
                                                                                                   ---------- ----------

CASH AND CASH EQUIVALENTS, end of year ............................................................$ 258,427  $ 242,803
                                                                                                   ========== ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest ...........................................................................$  22,867  $  50,389
                                                                                                   ========== ==========
NONCASH INVESTING AND FINANCIING ACTIVITIES:
 Property and equipment additions acquired under capital lease obligations.........................$   8,930  $   9,752
                                                                                                   ========== ==========

           See accompanying notes to consolidated financial statements


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


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

Business Products: The Company focuses on developing cost effective, logistical and educational solutions for healthcare and non-healthcare institutional markets. These solutions include Sharps Disposal by Mail System(R), Pitch-It(TM) IV Poles, Sharps Secure(R), Sharps SureTemp Tote(R), IsoWash(R) Linen
Recovery System, Trip LesSystem(R), Sharps asset return boxes, Sharps e-Tools, Sharps Environmental Services, and Sharps Consulting. The Company's products and services are provided primarily to create cost and logistical efficiencies. These products and services facilitate compliance with certain state and federal regulations, as well as compliance with educational and training requirements required by federal, state, local and regulatory agencies.

The Sharps Disposal by Mail System(R) is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for the commercial, industrial and home healthcare industries. The Sharps Disposal by Mail System(R) contains a securely sealed, leak and puncture resistant sharps container in several sizes; United States Postal Service ("USPS") approved shipping carton with priority mail postage; absorbent material inside the container that can hold up to 150 milliliters of waste; a red bag for additional containment; and complete documentation and tracking manifest. Customers who use the Sharps Disposal by Mail System(R) are responsible for mailing the systems to the Company's disposal facility for incineration (i.e. Sharps Environmental Services).

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

The Sharps Secure(R) Needle Disposal System is the first commercially available wall mounted needle collection and disposal by mail system specifically designed for the retail and industrial markets. The system is mounted on the wall inside of public restrooms to provide a visible collection point for self-injectors to safely and privately dispose of used needles, which are often discarded in the public waste at commercial and office buildings. The system consists of a Sharps Disposal by Mail System(R) needle collection container, housed in the newly designed (patent pending) Sharps Secure(TM) metal collection cabinet. The wall-mounted cabinet, which is manufactured from heavy gauge metal, has been designed with numerous safety features to ensure that needles properly disposed of will not present a hazard.

The Sharps SureTemp Tote(R) is a disposable cooler that maintains a safe range for temperature-sensitive materials. Sharps primarily markets the product to home healthcare providers to protect IV medications used in home infusion.

The IsoWash(R) Linen Recovery System is designed to address the safe handling of linens contaminated with blood, bodily fluids and other biohazards in the hospitality market. Historically, contaminated linens are discarded at most domestic hotels. IsoWash(R), however, provides an alternative for safely handling and de-contaminating at a significant cost savings to linen replacement. Contaminated linens are isolated from human contact by being placed into the IsoWash(R) water-soluble bag, which is clear to reveal the bag's contents and is marked with a biohazard warning. The isolated linens are placed in industrial laundry equipment for recovery. Once the wash cycle begins, the bag dissolves within two minutes allowing chemicals in the wash to safely clean the contaminated laundry with minimal handling. Sharps is the exclusive distributor for the patented product.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BACKGROUND (continued)

The Trip LesSystem(R) is a solution for the home healthcare (commercial) industry that will eliminate multiple trips to the patient's home by providers after treatment has been completed. The Trip LesSystem(R) has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail System(R) along with either (i) a prepaid pump return box or
(ii) a Pitch-It(TM) IV Pole system, depending on the patient's therapy.

Sharps' asset return boxes (i.e., Sharps Pump Return Box and Sharps Enteral Pump Return Box) are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, like infusion and Enteral pumps.

The Biohazard Spill Clean Up Kit and Disposal System is a complete solution for both cleanup and disposal by mail of bio-hazardous spill waste and materials. This convenient system comes complete with everything necessary for clean up of potentially bio-hazardous materials such as blood and bodily fluids. The Sharps system provides a means to safely, easily and legally remove these materials from your location and transport them to a destruction facility via the U.S. Postal Service. Sharps Bio-Hazard Clean-Up Kit has the capacity to contain spills of up to 1 liter of contaminant. Spill clean-up equipment, transportation and proper disposal are all included in the price of the system.

The Sharps e-Tools online services include SharpsTracer(TM). SharpsTracer(TM) is a manifest imaging and tracking program for registered customers with the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer(TM) eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Program capabilities. AssetTracer(TM) allows its registered subscribers to manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance, and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration ("OSHA") standards.

Sharps Environmental Services provides environmental solutions for customers with a wide variety of waste disposal needs. Destruction and disposals are the primary services which are available to the Company's affiliates, as well as to its and other customers and includes destruction and disposal of, among other things, (i) medical waste, (ii) legal and confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service also allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems(R) and allows the Company to provide its proprietary SharpsTracer(TM). The Company has an agreement with the City of Carthage and Panola County, Texas to manage and operate the Panola County Resources Recovery Facility, a municipally owned incinerator. The agreement expires June 30, 2012.

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

Concentration of Customers and Suppliers: Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the year ended June 30, 2005, two customers represented approximately 47% of revenues. Those same two customers represented approximately 42%, or $409,000 of the total accounts receivable balance at June 30, 2005. For the year ended June 30, 2004, two customers represented approximately 49% of revenues. Those same two customers represented approximately 47%, or $460,000 of the total accounts receivable balance at June 30, 2004. The Company may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by, (i) the contractual

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

relationships with the end user of the products and reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and
(iii) the continued diversification of the Company's products and services.

Sharps continues to sole-source transportation, which consists of delivering the Sharps Disposal by Mail System(R) from the end user to the Company's facility. Transportation is currently sole-sourced to the USPS. Management believes the risk of dependence is mitigated by the long-standing business relationship. Although there are no assurances with regard to the continued future business association, management believes that alternative sources would be available.

Liquidity: The Company has incurred cumulative losses since its inception. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's financial resources will be sufficient to fund operations through fiscal year 2006. There can be no assurance that the Company will be able to obtain financing on acceptable terms to fund operations beyond that time frame; however, management believes that it will be successful in raising such financing, if necessary. Additionally, the Company maintains an agreement with a financial institution for a $1.25 million asset-based line of credit (see Note
5).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-term Investments: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Short-term investments consist of certificates of deposit with original maturities greater than three months but less than one year. Short-term investments are classified as held-to-maturity.

Inventory: Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost using the average cost method or market. At June 30, 2005 total inventory was $368,495 of which $206,830 was finished goods and $161,665 was raw materials. At June 30, 2004 total inventory was $393,238 of which $240,895 was finished goods and $152,343 was raw materials.

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period. During the years ended June 30, 2005 and 2004, the Company recorded depreciation expense of $156,847 and $160,287, respectively.

Intangible Assets: Intangible assets consist of costs related to three patents, two acquired in June 1998 and one in November 2003. The two patents acquired in June 1998 have been amortized over their estimated useful lives of five years and were fully amortized during the year ended June 30, 2003. The one patent acquired in November 2003 is being amortized over its estimated useful life of seventeen years. During the years ended June 30, 2005 and 2004, the Company recorded amortization expense of $613 and $357, respectively. Accumulated amortization at June 30, 2005 and 2004 was $102,195 and $101,582, respectively.

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

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Stock-Based Compensation: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations in accounting for its stock option plan (see Note 9). While the Company continues to use APB No. 25, pro forma information regarding net income (loss) and earnings per share is required under SFAS No. 123(R), "Accounting for Share-Based-Payment Arrangements", including that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123(R).

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the years ended June 30, 2005 and 2004, as follows: risk-free interest rates of 3.74%; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 75.1% and 52.76%, respectively; and a weighted-average expected life of the options of 3.9 and 7 years, respectively.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net loss would have been increased, as follows:

                                                                                                    Year Ended June 30,
                                                                                                   ---------------------
                                                                                                      2005       2004
                                                                                                   ---------- ----------

Net loss, as reported .............................................................................$(193,100) $(117,879)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ...........................................................$(298,075)  (325,764)
                                                                                                   ========== ==========

Net loss, pro forma ...............................................................................$(491,175) $(443,643)
                                                                                                   ========== ==========

Basic and diluted net loss per share, as reported .................................................$   (0.02) $   (0.01)
                                                                                                   ========== ==========

Basic and diluted net loss per share, pro forma ...................................................$   (0.05) $   (0.04)
                                                                                                   ========== ==========


Revenue Recognition: The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as "Mailbacks" and Sharps Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and
(3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. The Mailback container system is mailed to the incineration facility using the USPS. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback and Incinerator revenue is deferred

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

Shipping and Handling Fees and Costs: The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling has been classified as cost of revenues.

Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $33,880 and $61,731 for the years ended June 30, 2005 and 2004, respectively.

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

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements: In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123
(R)"), Accounting for Share-Based-Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. For public entities that file as small business issuers, FAS 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures.

In May 2005, the FASB issued Statement No. 154, Accounting Changes & Error Corrections, which replaced APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effect or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in the period that begins after December 15, 2005, and early adoption is permitted in the fiscal years beginning after SFAS No. 154 was issued. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

NOTE 3 - ACCOUNT RECEIVABLE AND INVENTORY WRITE-DOWN

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. The assets of Ameritech representing collateral for the judgments were sold by Ameritech to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. During January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order are scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. During January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 3 - ACCOUNT RECEIVABLE AND INVENTORY WRITE-DOWN (continued)

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

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2005 and 2004, property and equipment consisted of the following:

                                                                               June 30,
                                                                  ------------------------------------
                                              Useful Life              2005                2004
                                             ----------------     ----------------    ----------------
  Furniture and fixtures                      3 to 5 years        $        23,903     $        23,903
  Equipment                                        5 years                226,629             208,125
  Manufacturing                                   15 years                221,636             221,636
  Computers and software                      3 to 5 years                444,150             398,942
  Leasehold improvements                           3 years                172,278             162,728
  Automobiles                                      5 years                      -              32,411
                                                                  ----------------    ----------------
                                                                        1,088,596           1,047,745
  Less:  accumulated depreciation                                         650,532             507,945
                                                                  ----------------    ----------------

  Net property and equipment                                      $       438,064     $       539,800
                                                                  ================    ================


NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:


                                                                                                            June 30,
                                                                                                         ---------------
                                                                                                          2005    2004
                                                                                                          ----    ----
Factoring agreement with financial institution, bearing interest at a rate of prime (4% as of June 30,
 2004) plus 2%, plus an administrative fee of 0.25% of gross receivables financed .......................$  -  $165,083

Note payable to Futura in monthly installments of $13,889, final payment due August 31, 2004 ............   -    13,889

Promissory note to a finance company for the purchase of an automobile, due in monthly installments of principal and interest of $674, bearing interest at 7.75% through November 2006, and is secured by the
 automobile .............................................................................................   -    17,786
                                                                                                         ----- ---------
                                                                                                            -   196,758
Less:  notes payable and current portion of long-term debt ..............................................   -   185,932
                                                                                                         ----- ---------

Total notes payable and long-term debt ..................................................................  $-  $ 10,826
                                                                                                         ===== =========

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT (continued)

On October 1, 2002, Sharps completed a purchase of the Pro-Tec product line assets from Futura Medical Corporation ("Futura") for $300,000. As consideration for the asset purchase, the Company made payments of $50,000 at closing, $83,333 on March 1, 2003 and monthly payments of $13,889 from September 2003 through July 2004. The Company remitted the final payment to Futura on August 1, 2004 of $13,889, thereby reducing the balance to zero. This asset purchase consists of all inventories, molds, fixtures, supplies, customer list and other fixed assets used in the manufacturing of the Pro-Tec product line. The asset purchase increased inventory by $78,364 and property and equipment by $221,636. The Company did not assume any operations, other liabilities or employees as a part of this asset purchase. Revenues generated from this product line were $435,221 and $469,790 the years ended June 30, 2005 and 2004, respectively.

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. The interest rate decreases to prime plus 1.25% (versus 2%) at such times as the Company's Adjusted Quick Ratio is 1.25 to 1.00 or greater. Adjusted Quick Ratio is defined as cash plus accounts receivable (less than 90 days from invoice date), divided by current liabilities less deferred revenue. During the quarter ended June 30, 2005, there were no borrowings under the arrangement.

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

                                                                                                           June 30,
                                                                                                      ------------------
                                                                                                        2005      2004
                                                                                                      -------- ---------
Capital lease for the purchase of accounting and operating system software and hardware, due in monthly installments of $4,061, interest imputed at 21% through February 2007 .......................$68,313  $ 99,315

 August 2007 ............................................................................. 10,368
 12% through August 2007 ............................................................................. 10,368    14,315

Capital lease for purchase of copier/printer due in monthly installments of $157, interest imputed at
 21% through August 2006 .............................................................................  1,811     3,252

Capital lease for purchase of phone system upgrades due in monthly installments of $157, interest
 imputed at 16% through December 2007 ................................................................  3,905     5,077

Capital lease for purchase of forklift due in monthly installments of $290, interest imputed at 11%
 through June 2007 ...................................................................................  6,273         -
                                                                                                      -------- ---------
                                                                                                       90,670   121,959
Less:  current portion ............................................................................... 48,558    37,513
                                                                                                      -------- ---------
                                                                                                      $42,112  $ 84,446
                                                                                                      ======== =========

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES (continued)

Minimum futures lease payments for each of the next five years and in the aggregate are as follows:

      Year Ending June 30,
      --------------------
           2006 .............................................................................................. $ 61,441
           2007 ..............................................................................................   43,575
           2008 ..............................................................................................    1,854
                                                                                                              ---------
          Total future minimum lease payments ................................................................  106,870
          Less: amount representing interest .................................................................   16,200
                                                                                                              ---------
          Present value of future minimum lease payments .....................................................   90,670
          Less: current maturities ...........................................................................   48,558
                                                                                                              ---------
          Long-term portion of capital lease obligations .....................................................$ 42,112
                                                                                                              =========


The following describes leased equipment held under capital leases:

                                                                                                         June 30,
                                                                                                     -------------------
                                                                                                         2005      2004
                                                                                                     --------- ---------
Equipment ...........................................................................................$ 34,954  $ 26,023
Computers and accounting software ................................................................... 138,450   138,450
                                                                                                     --------- ---------
 .................................................................................................... 173,404   164,473
Less:  accumulated amortization .....................................................................  76,443    41,913
                                                                                                     --------- ---------
Net equipment under capital lease ...................................................................$ 96,961  $122,560
                                                                                                     ========= =========

NOTE 7 - INCOME TAXES

The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the years ended June 30, 2005 and 2004 are as follows:

                                                                                                       Year Ended June 30,
                                                                                                       ------------------
                                                                                                        2005     2004
                                                                                                       -------- --------

      Statutory rate ..................................................................................  (34.0)%  (34.0)%
      State income taxes, net .........................................................................   (3.0)    (3.0)
      Meals and entertainment .........................................................................   11.7     17.2
      Change in valuation allowance ...................................................................   24.8     19.8
      Other ...........................................................................................    0.5        -
                                                                                                       -------- --------
                                                                                                             -%       -%
                                                                                                       ======== ========

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 7 - INCOME TAXES (continued)

At June 30, 2005 and 2004, significant components of net deferred tax assets are approximated as follows:

                                                                                                       June 30,
                                                                                               -------------------------
                                                                                                   2005         2004
                                                                                               ------------ ------------
     Deferred tax assets relating to:
      Accounts receivable reserve .............................................................$     8,050  $     5,000
      Deferred revenue ........................................................................    469,669      364,000
      Contribution Carryover ..................................................................      1,036            -
      Net operating loss carryforwards and other credits ......................................  4,114,250    4,163,000
                                                                                               ------------ ------------
        Total deferred tax assets .............................................................  4,593,005    4,532,000

     Deferred tax liabilities related to:
      Depreciation differences ................................................................    (27,802)     (73,000)
                                                                                               ------------ ------------
                                                                                                 4,565,203    4,459,000
     Valuation allowance ...................................................................... (4,565,203)  (4,459,000)
                                                                                               ------------ ------------
     Net deferred tax assets ..................................................................$         -  $         -
                                                                                               ============ ============

At June 30, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $7.7 million, of which approximately $2.2 million was acquired in an acquisition in February 1998. The Company's ability to utilize these net operating losses to reduce future taxable income may be limited upon a change of ownership and amounts of separate Company taxable income, as defined by the Internal Revenue Code. The carryforwards will begin to expire in 2010 if not otherwise used. A valuation allowance has been established to fully offset the Company's deferred tax assets due to the Company's history of losses since inception. The valuation allowance relates primarily to the Company's net losses. The Company has not made any income tax payments since inception.

NOTE 8 - STOCK TRANSACTIONS

The following represents the significant stock transactions for the years ending June 30, 2005 and June 30, 2004, respectively:

On September 24, 2003, the Company completed a private placement of 625,000 shares of its common stock at a price of $0.80 per share. Certain members of the Board of Directors of the Company participated in the financing as follows: (i) Ramsay Gillman (150,000 shares), (II) Parris H. Holmes, Jr. (62,500 shares),
(III) F. Gardner Parker (50,000 shares) and (iv) Philip C. Zerrillo (5,000 shares).

In May 2005 stock options to purchase 9,167 of common shares were exercised. Total proceeds to the Company were $6,834.

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

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 9 - STOCK OPTIONS (continued)

The following summary of activity for all stock options during the years ended June 30, 2005 and 2004 is presented in the table below:

                                                                                                                Weighted
                                                                                                                Average
                                                                                                      Options   Exercise
                                                                                                    Outstanding  Price
                                                                                                    ----------- --------

Balance, June 30, 2003 .............................................................................   2,408,390  $1.06
    Granted ........................................................................................   1,168,000  $0.78
    Exercised ......................................................................................           -     $-
    Forfeited or Canceled ..........................................................................     (55,000) $1.74
                                                                                                    -------------

Balance, June 30, 2004 .............................................................................   3,521,390  $0.94
    Granted ........................................................................................     541,000  $0.85
    Exercised ......................................................................................      (9,167) $0.75
    Forfeited or Canceled .........................................................................     (645,833) $1.25
                                                                                                    -------------

Balance, June 30, 2005 .............................................................................   3,407,390
                                                                                                    =============

Exercisable at June 30, 2005 .......................................................................   2,153,143  $0.94
                                                                                                    -------------

As of June 30, 2005 and 2004, there were 230,110 and 116,110 options, respectively, available for grant under the Plan.

The following table summarizes information about stock options outstanding as of June 30, 2005:

                                    Options Outstanding                               Options Exercisable
                     --------------------------------------------------        ----------------------------------
                                         Weighted
                                         Average
                                        Remaining         Weighted                                  Weighted
    Range of          Outstanding      Contractual         Average              Exercisable          Average
    Exercise             as of             Life           Exercise                 as of            Exercise
     Price           June 30, 2005      (in Years)          Price              June 30, 2005          Price
-----------------    ---------------   -------------   ----------------        ---------------   ----------------

 $0.50 - $1.00            2,359,890        5.48        $         0.74             1,165,643      $          0.67
 $1.01 - $1.50              772,500        3.44                  1.16               712,500                 1.17
 $1.51 - $2.00              275,000        3.88                  1.53               275,000                 1.53
                     ---------------                   ----------------        ---------------   ----------------
                          3,407,390                    $         0.90             2,153,143      $          0.94
                     ===============                   ================        ===============   ================

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company leases office space and various types of equipment under certain operating lease agreements that expire at various dates through January 2008. The Company also leases an incinerator facility located in Carthage, Texas for medical waste disposal. The amended lease requires rental payments of $2,000 per month for the first year (year ended June 30, 2003) escalating by $500 per month each year thereafter until termination of the lease on June 30, 2012. The Company is required to pay additional rent equal to $0.02 per pound for all materials burned, treated, received or transferred at the incinerator facility exceeding 100,000 pounds per month. The incineration fee has not been included in the table below. Rent expense for the years ended June 30, 2005 and 2004 was $189,806 and $184,853, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2005 are as follows:

         Year Ending June 30,
                  2006 ............................................       $        172,827
                  2007 ............................................                178,827
                  2008 ............................................                134,517
                  2009 ............................................                 64,050
                  2010 ............................................                 68,843
                  Thereafter ......................................                152,343
                                                                          -----------------

                                                                          $        771,407
                                                                          =================

For accounting purposes, and as a result of the lease escalation clause, the Company records lease expense for this facility on a straight-line basis over the life of the lease that computes to $4,250 per month, or $51,000 per year. As a result, a deferred portion is recorded, which, at June 30, 2005 was $62,500.

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

On or about February 25, 2003, Jason Jodway, a then employee of the Company since April 1999, resigned in lieu of termination of employment by the Company. Thereafter, Mr. Jodway formed Attentus Medical Sales, Inc., a competing entity of the Company. In March 2005, the Company (through its wholly-own subsidiary Sharps Compliance Inc.) filed a lawsuit in Harris County District Court, Texas against Mr. Jodway and Attentus Medical Sales, Inc. The lawsuit claims, (i) breach of a confidentiality agreement, (ii) misappropriation of trade secrets and (iii) tortuous interference with the Company's existing and prospective contracts and business relationships. The Company intends to vigorously pursue its claim against Mr. Jodway and Attentus Medical Sales, Inc., though the Company has not quantified its damages to date. In April 2005, Mr. Jodway and Attentus Medical Sales, Inc. filed a general denial in the 152nd District Court of Harris County. Additionally, the defendant filed a counter-claim against Sharps Compliance, Inc. asserting his last day of employment was March 29, 2003 and that he is entitled to receive back wages. The Company denies any obligation to Mr. Jodway for such back wages.