Form 10KSB/A
period 2005-06-30
SHARPS COMPLIANCE CORP
filed 2005-10-31
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one):  Yes []  No [x]




                             SHARPS COMPLIANCE CORP.
                               TABLE OF CONTENTS *
                         ANNUAL REPORT ON FORM 10-KSB/A
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



INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB/A contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "expect", "estimate", "project" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form-10KSB/A. See "Information Regarding Forward Looking Statements."

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

The Company's Board has determined that Mr. Parker is an independent director who qualifies as an audit committee accounting expert, as that term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended. The Company's Board adopted a Code of Ethics for all of our directors, officers and employees, as defined in Item 406 of Regulation S-K under the Securities Act of 1933, as amended. The Company's Code of Ethics was previously an exhibit to the Annual Report on Form 10-KSB/A. Individuals may also request a free copy of the Company's Code of Ethics from the Company's investor relations department. Additionally, the Company posted its Code of Ethics on its website (www.sharpsinc.com). The Company intends to disclose any amendments to, or waivers from, the provisions of its Code of Ethics within five business days of the amendment or waiver under of Form 8-K.

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

                                    REGISTRANT:
                                    SHARPS COMPLIANCE CORP.

Dated: October 31, 2005           By: /s/ BURTON J. KUNIK
                                        ----------------------------------------
                                        Dr. Burton J. Kunik
                                        Chairman of the Board and
                                        Chief Executive Officer

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