Form 10QSB
period 2005-09-30
SHARPS COMPLIANCE CORP
filed 2005-11-08
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from             to              .
                                           ----------      ------------

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                        Yes |_|          No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,547,311 shares of Common Stock, $0.01 par value as of November 7, 2005.


Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX
                                                                            PAGE
PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2005
          (Unaudited) and June 30, 2005........................................3

         Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004.............................4

         Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004.............................5

         Notes to Unaudited Condensed Consolidated Financial Statements........6

Item 2.  Management's Discussion and Analysis or Plan of Operation............10

Item 3.  Controls and Procedures..............................................12

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................14

SIGNATURES....................................................................15

PART I          FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS                                        September 30,    June 30,
                                                                                         2005          2005
                                                                                    -------------- -------------
                                                                                      (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                             $  262,647    $  258,427
 Restricted cash                                                                           10,010        10,010
 Accounts receivable, net of allowance for doubtful accounts of $22,182 and
  $21,757, respectively                                                                 1,201,530       964,148
 Inventory                                                                                321,792       368,495
 Prepaid and other assets                                                                 164,786        79,320
                                                                                    -------------- -------------

     TOTAL CURRENT ASSETS                                                               1,960,765     1,680,400

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $683,204 and $650,532
   respectively                                                                           413,297       438,064

INTANGIBLE ASSETS, net of accumulated amortization of $102,386 and $102,195
 respectively                                                                              11,588        11,779

           TOTAL ASSETS                                                                $2,385,650    $2,130,243
                                                                                    ============== =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                      $  559,482    $  567,398
 Accrued liabilities                                                                      295,098       283,953
 Current portion of deferred revenue - incineration                                       197,446       171,300
 Current portion of deferred revenue - transportation                                     870,469       825,297
 Current maturities of capital lease obligations                                           50,613        48,558
                                                                                    -------------- -------------
            TOTAL CURRENT LIABILITIES                                                   1,973,108     1,896,506

LONG-TERM DEFERRED REVENUE - INCINERATION, net of current portion                          57,668        47,142

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion                       243,017       225,639

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities                                28,731        42,112

OTHER LIABILITIES                                                                          62,250        62,500
                                                                                    -------------- -------------

           TOTAL LIABILITIES                                                            2,364,774     2,273,899

COMMITMENTS AND CONTINGENCIES                                                                   -             -

STOCKHOLDERS' EQUITY (DEFECIT)

 Common stock, $.01 par value per share; 20,000,000 shares authorized;
  10,547,311 shares issued and outstanding                                                105,473       105,473
 Additional paid-in capital                                                             7,464,381     7,464,381
 Accumulated deficit                                                                   (7,548,978)   (7,713,510)
                                                                                    ----------------------------

           TOTAL STOCKHOLDERS' EQUITY (DEFECIT)                                            20,876      (143,656)
                                                                                    -------------- -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFECIT)                        $2,385,650    $2,130,243
                                                                                    ============== =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Three Months
                                                                         Ended September 30,
                                                           ---------------------------------------------
                                                                     2005                   2004
                                                           ---------------------------------------------
                                                                           (Unaudited)
REVENUES:
  Distribution, net                                              2,602,644              2,352,596
  Consulting services                                                1,741                 11,771
  Environmental revenue                                             55,727                 55,019
    TOTAL REVENUES                                              $2,660,112             $2,419,386
                                                                ------------           ------------

COSTS AND EXPENSES:
  Cost of revenues                                               1,560,919              1,387,544
  Selling, general and administrative                              892,377                867,905
  Depreciation and amortization                                     32,863                 42,901
                                                                ------------           ------------
    TOTAL COSTS AND EXPENSES                                     2,486,159              2,298,350
                                                                ------------           ------------

OPERATING INCOME                                                   173,953                121,036

OTHER EXPENSE
  Interest expense                                                  (3,916)                (7,924)
                                                                ------------           ------------

INCOME BEFORE INCOME TAXES                                         170,037                113,112

INCOME TAXES                                                        (5,505)                (4,200)
                                                                ------------           ------------

NET INCOME                                                      $  164,532             $  108,912
                                                                ============           ============

NET INCOME PER COMMON SHARE
     Basic                                                      $      .02             $      .01
                                                                ============           ============
     Diluted                                                    $      .02             $      .01
                                                                ============           ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
 NET INCOME PER COMMON SHARE
     Basic                                                        10,547,311             10,538,144
                                                                ============           ============
     Diluted                                                      10,720,142             10,887,750
                                                                ============           ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the Three Months
                                                                                   Ended September 30,
                                                                            --------------------------------
                                                                                   2005              2004
                                                                            --------------------------------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                   $ 164,532         $ 108,912
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              32,863            42,901
        Change in allowance for doubtful accounts                                     425                 -
        Loss on disposal of equipment                                                   -               275
   Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash                                           -             2,029
       (Increase) decrease in accounts receivable                                (237,807)           58,285
       (Increase) decrease in inventory                                            46,703           (63,453)
       (Increase) decrease in prepaids and other assets                           (85,466)           23,320
       Increase (decrease) in accounts payable and accrued liabilities              2,979          (135,751)
       Increase in deferred revenue                                                99,222            75,711
                                                                                 ---------         ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                 23,451           112,229

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (7,905)          (19,148)
  Proceeds from sale of equipment                                                       -            17,876
                                                                                 ---------         ---------
         NET CASH USED IN INVESTING ACTIVITIES                                     (7,905)           (1,272)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                            -           (31,675)
  Net payments on factoring agreement                                                   -          (165,083)
  Payments on capital lease obligations                                           (11,326)           (9,450)
                                                                                 ---------         ---------
        NET CASH USED IN FINANCING ACTIVITIES                                     (11,326)         (206,208)
                                                                                 ---------         ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4,220           (95,251)

CASH AND CASH EQUIVALENTS, beginning of period                                    258,427           242,803
                                                                                 ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                        $ 262,647         $ 147,552
                                                                                 =========         =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment additions acquired under capital lease                         -         $   8,931
                                                                                 =========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


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


NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2005 and the results of its operations and cash flows for the three months ended September 30, 2005 and 2004. The results of operations for the three months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005. Certain prior year amounts have been reclassified to current form presentation.


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


NOTE 4. INCOME TAXES

During the three months ended September 30, 2005 the Company recorded a $5,505 provision for estimated Alternative Minimum Tax (AMT). The Company anticipates net-operating profits for the year ended June 30, 2006, although no assurance can be made. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended June 30, 2006.

NOTE 5. ACCOUNT RECEIVABLE

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. Ameritech sold the assets of Ameritech representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. During January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order were scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. During January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court.

In the quarters ending March 31, 2003 and June 30, 2003, the Company wrote-off all outstanding amounts, $75,996 and $106,397 respectively, due from Ameritech. Therefore, any potential future recoveries of receivables would be recorded as a credit to the allowance for bad debts. Collection-related legal fees estimated at one-third of any amounts collected will reduce any recovery that may be received by the Company. Although the Company will continue to aggressively pursue collection of the outstanding amounts under the Garnishment Orders, no assurances regarding collection can be made.


NOTE 6. NOTES PAYABLE AND LONG-TERM DEBT

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. The interest rate decreases to prime plus 1.25% (versus 2%) at such times as the Company's Adjusted Quick Ratio is 1.25 to 1.00 or greater. Adjusted Quick Ratio is defined as cash plus accounts receivable (less than 90 days from invoice date), divided by current liabilities less deferred revenue. During the quarter ended September 30, 2005, there were no borrowings under the arrangement.


NOTE 7. OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

                                                                             September 30,      June 30,
                                                                                2005             2005
                                                                           ---------------  ---------------
Capital lease for purchase of accounting and operating system software and hardware, due in monthly installments of $4,061,
 interest imputed at 21% through February 2007                            $      59,467   $       68,313

Capital lease for purchase of phone system due in monthly
 installments of $455, interest imputed at 12% through August 2007                9,304           10,368

Capital lease for purchase of copier/printer due in monthly
 installments of $157, interest imputed at 21% through August 2006                1,428            1,811

Capital lease for purchase of phone system upgrades due in monthly
 installments of $157, interest imputed at 16% through December 2007              3,583            3,905

Capital lease for purchase of forklift due in monthly installments
 of $290, interest imputed at 11% through July 2007                               5,562            6,273
                                                                           ---------------  ---------------
                                                                                 79,344           90,670
Less:  current portion                                                           50,613           48,558
                                                                           ---------------  ---------------

                                                                          $      28,731   $       42,112
                                                                           ===============  ===============

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

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the quarters ended September 30, 2005 and 2004, as follows: risk-free interest rates of 4.07% and 3.74%, respectively expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 80.0% and 53%, respectively; and a weighted-average expected life of the options of
4.5 and 7 years, respectively.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net income (loss) would have been increased, as follows:

                                                                       Three Months Ended September 30,
                                                                      ----------------------------------
                                                                           2005                2004
                                                                      -------------        -------------

Net income, as reported                                               $  164,532           $ 108,912
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
 tax effects                                                          $  (67,907)          $ (64,937)
                                                                      -------------        -------------

Net income, pro forma                                                 $   96,625           $  43,975
                                                                      =============        =============

Basic and diluted net income per share, as reported                   $     0.02           $    0.01
                                                                      =============        =============

Basic and diluted net income per share, pro forma                     $     0.01           $    0.00
                                                                      =============        =============

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



                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                                    2005               2004
                                                                                -------------    ---------------

Net income, as reported                                                         $     164,532    $       108,912
                                                                                -------------    ---------------

Weighted average common shares outstanding                                         10,547,311         10,538,144
Effect of Dilutive stock options                                                      172,831            349,606
                                                                                -------------    ---------------
Weighted average diluted common shares outstanding                                 10,720,142         10,887,750
                                                                                -------------    ---------------

Net income per common share
   Basic                                                                        $        0.02    $          0.01
   Diluted                                                                      $        0.02    $          0.01


Employee stock options excluded from computation of diluted per
 share amounts because their effect would be anti-dilutive                          2,894,890          1,075,000

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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


GENERAL

Sharps is a leading developer of cost effective solutions for improving safety and efficiency related to the proper disposal of medical waste by industry and consumers. These solutions include Sharps Disposal by Mail System(R), Pitch-It(TM) IV Poles, Trip LesSystem(R), Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure(R), Sharps SureTemp Tote(R), IsoWash(R) Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

The Pro-Tec product line offers medical sharps disposal containers, specialized for safe disposal of biomedical waste in a full range of services. The Pro-Tec product line is a vertical business integration of the sharps disposal by mail products for the Company. The Company will have savings in product cost on its Sharps Disposable by Mail System(R) and sales to third parties of this product.

The Company's products are marketed to the following segments: healthcare, agriculture, commercial / industrial, hospitality, professional, retail and pharmaceutical.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2005 and 2004.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                                                    Three Months Ended September 30,
                                                                                       2005                     2004
                                                                               ------------------       -------------------
Net revenues                                                                           100%                     100%
Costs and expenses:
  Cost of revenues                                                                     (59%)                    (57%)
  Selling, general and administrative                                                  (34%)                    (36%)
  Depreciation and amortization                                                         (1%)                     (2%)
                                                                               ------------------       ------------------
Total operating expenses                                                               (94%)                    (95%)
                                                                               ------------------       -------------------
  Income from operations                                                                 6%                       5%
Total other expense                                                                      0%                       0%
                                                                               ------------------       -------------------
Net income                                                                               6%                       5%
                                                                               ==================       ===================

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Total revenues for the three months ended September 30, 2005 of $2,660,112 increased by $240,726, or 10%, over the total revenues for the three months ended September 30, 2004 of $2,419,386. The increase in revenues is primarily attributable to increased billings in Retail ($189,373) and Hospitality ($45,110) markets.

Cost of revenues for the three months ended September 30, 2005 of $1,560,919 were 59% of revenues versus $1,387,543 or 57% of the revenues for the corresponding period of the previous year. The increase in the cost of revenues as a percentage of revenue for the three months ended September 30, 2005 versus September 30, 2004 is a result of the increased inventory and handling costs.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2005 of $892,377 were less than three percent (3%) higher than the SG&A for the three months ended September 30, 2004 of $867,905.

Interest expense for the three months ended September 30, 2005 of $3,916 decreased by $4,008, or 51%, over interest expense for the three months ended September 30, 2004 of $7,924. The decrease in interest expense is primarily due to the reduction in Notes Payable and Long-term Debt (See Note 6 of the Notes to the Condensed Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $4,220 to $262,647 at September 30, 2005 from $258,427 at June 30, 2005.

Accounts Receivable increased by $237,382 to $1,201,530 at September 30, 2005 from $964,148 at June 30, 2005 directly as a result of the increase in billings generated by the Company for the quarter ended September 30, 2005 versus the quarter ended June 30, 2005.

Inventory decreased by $46,703 to $321,792 at September 30, 2005 from $368,495 at June 30, 2005. The decrease was primarily due to timing of the bulk purchase of Pitch-It(TM) IV Poles affecting the inventory balance at June 30, 2005.

Property and equipment decreased by $24,767 to $413,297 at September 30, 2005 from $438,064 at June 30, 2005. This decrease is primarily attributable to depreciation expense of $32,672 recognized for the quarter.

Management believes that the Company's current cash resources along with its asset-based factoring line will be sufficient to fund operations for the twelve months ended September 30, 2006.


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


INCINERATOR FACILITY- REGULATORY DEVELOPMENTS

The EPA has proposed a change in the Clean Air Act, which could effect the operations of the leased incineration facility located in Carthage, Texas. The proposed regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The proposed rule could necessitate changes to the Company's leased incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change, if enacted in its current form, would require the Company to incur significant capital expenditures in order to meet the requirements of the proposed regulations. The proposed regulation, as currently written, allows a minimum period of three years and a maximum of five years to comply after the date the final rule is published. Management is not able to predict when, or if, the proposed rule change may be enacted; however, based upon correspondence received from the EPA, the new regulation could be enacted as early as November 30, 2005.

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

In May 2005, the FASB issued Statement No. 154, Accounting Changes & Error Corrections, which replaced APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirement for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effect or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in the period that begins after December 15, 2005, and early adoption is permitted in the fiscal years beginning after SFAS No. 154 was issued. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13(a) - 15(e) and 15(d) - 15(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. Ameritech sold the assets of Ameritech representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. During January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order were scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. During January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court.

In the quarters ending March 31, 2003 and June 30, 2003, the Company wrote-off all outstanding amounts, $75,996 and $106,397 respectively, due from Ameritech. Therefore, any potential future recoveries of receivables would be recorded as a credit to the allowance for bad debts. Collection-related legal fees estimated at one-third of any amounts collected will reduce any recovery that may be received by the Company. Although the Company will continue to aggressively pursue collection of the outstanding amounts under the Garnishment Orders, no assurances regarding collection can be made.

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

On or about February 25, 2003, Jason Jodway, a then employee of the Company since April 1999, resigned in lieu of termination of employment by the Company. Thereafter, Mr. Jodway formed Attentus Medical Sales, Inc., a competing entity of the Company. In March 2005, the Company's wholly-own subsidiary Sharps Compliance, Inc., filed a lawsuit in Harris County District Court, Texas against Mr. Jodway and Attentus Medical Sales, Inc. The lawsuit claims, (i) breach of a confidentiality agreement, (ii) misappropriation of trade secrets and (iii) tortious interference with the Company's existing and prospective contracts and business relationships. On April 7, 2005, the defendant filed its answer and counter claims against Sharps Compliance, Inc. asserting breach of contract, quantum merit and violation of the Texas Payday Act alleging that his last day of employment was March 29, 2003 and that he is entitled to receive two weeks of back wages and commissions. On September 19, 2005, the Company amended its pleadings and added claims asserting conversion, unjust enrichment, unfair competition and trademark infringement in violation of the Lanham Act, false advertising in violation of the Lanham Act, trademark dilution under the Texas Business and Commerce Code, and tortious interference with existing and/or prospective customers. On April 28, 2005, Defendants filed an Amended Answer and Counterclaims adding counter claims asserting slander, business disparagement and tortious interference with contractual and prospective relationships. On April 29, 2005, Mr. Jodway and Attentus Medical Sales, Inc. filed a Notice of Removal of the action from Harris County Circuit Court to the United States District Court, Southern District of Texas. The Company denies any obligation to Mr. Jodway for his back wages, commissions and denies all other allegations. The Company intends to vigorously pursue its affirmative claims against Mr. Jodway and Attentus Medical Sales, Inc., seek injunctive relief for violations of the Lanham Act, money damages and attorneys fees, although the Company has not quantified its damages to date.

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

                                             REGISTRANT:

                                             SHARPS COMPLIANCE CORP.

Dated: November 8, 2005                      By: /s/ Dr. Burton J. Kunik
                                                 -------------------------------
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President

Dated: November 8, 2005                      By: /s/ David P. Tusa
                                                 -------------------------------
                                                 Executive Vice President,
                                                 Chief Financial Officer,
                                                 Business Development
                                                 and Corporate Secretary