Form 10QSB
period 2005-12-31
SHARPS COMPLIANCE CORP
filed 2006-02-01
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005

 [ ]   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 for the transition period from         to        .
                                                 -------    --------

                         Commission File Number: 0-22390
                               ------------------

                             SHARPS COMPLIANCE CORP.
           (Name of small business issuer as specified in its Charter)

            Delaware                                  74-2657168
 (State or other jurisdiction of          (IRS. Employer Identification No.)
 incorporation or organization)

      9350 Kirby Drive, Suite 300, Houston, Texas                  77054
        (Address of principal executive offices)                 (Zip Code)

                                 (713) 432-0300
                          (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,547,311 shares of Common Stock, $0.01 par value as of February 1, 2006.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX
                                                                                                         PAGE
         PART I          FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 2005 (Unaudited) and
                      June 30, 2005......................................................................3

                  Unaudited Condensed Consolidated Statements of Operations
                      for the three months ended December 31, 2005 and 2004..............................4

                  Unaudited Condensed Consolidated Statements of Operations
                      for the six months ended December 31, 2005 and 2004................................5

                  Unaudited Condensed Consolidated Statements of Cash Flows
                      for the six months ended December, 2005 and 2004...................................6

                  Notes to Unaudited Condensed Consolidated Financial Statements ........................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation.............................11

         Item 3.  Controls and Procedures...............................................................15

         PART II          OTHER INFORMATION

         Item 1.   Legal Proceedings ...................................................................15

         Item 4.  Submission of Matters to a Vote of Security Holders...................................16

         Item 6.  Exhibits..............................................................................16

         SIGNATURES.....................................................................................17

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  ASSETS                                              December 31,        June 30,
                                                                                                          2005              2005
                                                                                                    -----------------  -------------
                                                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.........................................................................   $     407,640   $  258,427
  Restricted cash...................................................................................          10,010       10,010
  Accounts receivable, net of allowance for doubtful accounts of $21,352 and $21,757, respectively..       1,063,875      964,148
  Inventory.........................................................................................         423,305      368,495
  Prepaid and other assets..........................................................................         134,447       79,320
                                                                                                       -------------   ----------
     TOTAL CURRENT ASSETS...........................................................................       2,039,277    1,680,400

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $715,003 and $650,532,
   respectively.....................................................................................         450,425      438,064

INTANGIBLE ASSETS, net of accumulated amortization of $105,827 and $102,195, respectively...........          61,771       11,779
                                                                                                       -------------   ----------

           TOTAL ASSETS.............................................................................   $   2,551,473   $2,130,243
                                                                                                       =============   ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..................................................................................   $     485,802   $  567,398
  Accrued liabilities...............................................................................         386,738      283,953
  Current portion of deferred revenue - incineration................................................         203,824      171,300
  Current portion of deferred revenue - transportation..............................................         861,671      825,297
  Current maturities of capital lease obligations...................................................          52,599       48,558
                                                                                                       -------------   ----------
            TOTAL CURRENT LIABILITIES...............................................................       1,990,634    1,896,506


LONG-TERM DEFERRED REVENUE - INCINERATION, net of current portion...................................          55,876       47,142

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion.................................         237,709      225,639

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities.........................................          14,906       42,112

OTHER LIABILITIES...................................................................................          64,500       62,500
                                                                                                       -------------   ----------

           TOTAL LIABILITIES........................................................................       2,636,625    2,273,899


COMMITMENTS AND CONTINGENCIES.......................................................................               -            -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value per share; 20,000,000 shares authorized ; 10,547,311
     shares issued and outstanding .................................................................         105,473      105,473
  Additional paid-in capital........................................................................       7,464,381    7,464,381
  Accumulated deficit...............................................................................      (7,382,006)  (7,713,510)
                                                                                                       -------------   ----------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT).....................................................         187,848     (143,656)
                                                                                                       -------------   ----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).....................................   $   2,551,473   $2,130,243
                                                                                                       =============   ==========


                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        For the Three Months
                                                                                                         Ended December 31,
                                                                                                 ---------------------------------
                                                                                                      2005              2004
                                                                                                 ---------------    --------------
                                                                                                           (Unaudited)
REVENUES:
   Distribution, net..........................................................................   $   2,572,563      $   2,142,616
   Consulting services........................................................................           2,774              2,338
   Environmental services.....................................................................          88,039             84,091
                                                                                                 -------------      -------------
        TOTAL REVENUES........................................................................       2,663,376          2,229,045

COSTS AND EXPENSES:
   Cost of revenues...........................................................................       1,496,692          1,330,947
   Selling, general and administrative........................................................         957,484            861,021
   Depreciation and amortization..............................................................          35,240             40,355
                                                                                                 -------------      -------------
         TOTAL COSTS AND EXPENSES.............................................................       2,489,416          2,232,323
                                                                                                 -------------      -------------

OPERATING INCOME (LOSS).......................................................................         173,960             (3,278)

Interest expense..............................................................................          (3,678)            (5,364)

INCOME (LOSS) BEFORE INCOME TAXES.............................................................         170,282             (8,642)

Income Taxes..................................................................................          (3,310)              (493)
                                                                                                 -------------      -------------

NET INCOME (LOSS).............................................................................   $     166,972      $      (9,135)
                                                                                                 =============      =============

NET INCOME (LOSS) PER COMMON SHARE

  Basic.......................................................................................   $         .02      $         .00
                                                                                                 =============      =============
  Diluted.....................................................................................   $         .02      $         .00
                                                                                                 =============      =============

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE
      Basic...................................................................................      10,547,311         10,538,144
                                                                                                 =============      =============
      Diluted.................................................................................      10,698,545         10,538,144
                                                                                                 =============      =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                          For the Six Months
                                                                                                          Ended December 31,
                                                                                                  ----------------------------------
                                                                                                       2005              2004
                                                                                                  ---------------   ----------------
                                                                                                           (Unaudited)
REVENUES:
   Distribution, net..........................................................................    $   5,175,207     $   4,495,212
   Consulting services........................................................................            4,515            14,109
   Environmental services.....................................................................          143,766           139,110
                                                                                                  -------------     -------------
        TOTAL REVENUES........................................................................        5,323,488         4,648,431


COSTS AND EXPENSES:
   Cost of revenues...........................................................................        3,057,611         2,718,491
   Selling, general and administrative........................................................        1,849,860         1,728,926
   Depreciation and amortization..............................................................           68,104            83,256
                                                                                                  -------------     -------------
         TOTAL COSTS AND EXPENSES.............................................................        4,975,575         4,530,673
                                                                                                  -------------     -------------

OPERATING INCOME..............................................................................          347,913           117,758


Interest Expense..............................................................................           (7,594)          (13,288)
                                                                                                  -------------     -------------

INCOME BEFORE INCOME TAXES....................................................................          340,319           104,470


Income Taxes..................................................................................           (8,815)           (4,693)
                                                                                                  -------------     -------------

NET INCOME ...................................................................................    $     331,504     $      99,777
                                                                                                  =============     =============


NET INCOME PER COMMON SHARE
  Basic......................................................................................     $         .03     $         .01
                                                                                                  =============     =============
  Diluted....................................................................................     $         .03     $         .01
                                                                                                  =============     =============

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE
  Basic......................................................................................        10,547,311        10,538,144
                                                                                                  =============     =============
  Diluted....................................................................................        10,709,344        10,869,494
                                                                                                  =============     =============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          For the Six Months
                                                                                                          Ended December 31,
                                                                                                  ----------------------------------
                                                                                                        2005               2004
                                                                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                         (Unaudited)

   Net Income..................................................................................     $     331,504       $ 99,777
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................................................            68,104         83,256
     Change In allowance for doubtful accounts                                                               (406)             -
     Loss on disposal of equipment.............................................................                 -            275
   Changes in operating assets and liabilities:                                                                                -
     Decrease in restricted cash...............................................................                 -        (52,315)
    (Increase) decrease in accounts receivable.................................................           (99,322)       185,399
    Increase in inventory......................................................................           (54,810)       (22,497)
    (Increase) decrease in prepaids and other assets...........................................           (55,127)        32,766
    Increase (decrease) in accounts payable and accrued liabilities............................            23,189       (224,813)
    Increase in deferred revenue...............................................................            89,702         74,062
                                                                                                    -------------       --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.................................................           302,834        175,910

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.........................................................           (76,832)       (19,787)
   Disposal of fixed asset.....................................................................                 -         17,876
   Additions to intangible assets..............................................................           (53,624)             -
                                                                                                    -------------       --------
     NET CASH USED IN INVESTING ACTIVITIES.....................................................          (130,456)        (1,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment on  notes payable..................................................................                 -        (31,675)
    Net payments on factoring agreement........................................................                 -       (165,083)
    Payments on capital lease obligations......................................................           (23,165)       (19,249)
                                                                                                    -------------       --------
     NET CASH USED IN FINANCING ACTIVITIES.....................................................           (23,165)      (216,007)
                                                                                                    -------------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................................           149,213        (42,008)

CASH AND CASH EQUIVALENTS, beginning of period.................................................           258,427        242,803
                                                                                                    -------------       --------

CASH AND CASH EQUIVALENTS, end of period.......................................................      $    407,640      $ 200,795
                                                                                                    =============       ========

NONCASH INVESTING AND FINANCING ACTIVITIES:

     Property and equipment additions acquired under capital lease.............................      $          -      $   8,931
                                                                                                    =============       ========



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005



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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for the three and six months ended December 31, 2005 and 2004. The results of operations for the three and six months ended December 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005. Certain prior year amounts have been reclassified to conform to current year presentation.

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

NOTE 4. INCOME TAXES

During the three and six months ended December 31, 2005 the Company recorded a provision of $3,310 and $8,815, respectively, for estimated Alternative Minimum Tax (AMT). The Company anticipates net operating profits for the year ended June 30, 2006, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended June 30, 2006.


NOTE 5. ACCOUNT RECEIVABLE

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. Ameritech sold the assets of Ameritech representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. During January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order were scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. During January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court. The Company has recently joined two additional creditors for the purpose of petitioning the Court for the involuntary bankruptcy of Ameritech. The Company and the two additional creditors would attempt to recover amounts owed through a court appointed bankruptcy trustee.

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

NOTE 6.  NOTES PAYABLE AND LONG-TERM DEBT

The Company maintains an arrangement with a financial institution for a $1.25 million asset-based line of credit. The agreement allows the Company to factor customer receivables generated out of its ordinary course of business. The maximum amount available under the line of credit is $1.0 million (or $1.25 million of its gross receivable balance). The agreement automatically renews on an annual basis (August 30 of each year) unless terminated by either party. The Company may borrow up to 80% of the eligible receivables presented and incurs interest on gross invoices financed at a prime rate of interest plus 2%, plus administrative fees of .25% on gross receivables presented. The interest rate decreases to prime plus 1.25% (versus 2%) at such times as the Company's Adjusted Quick Ratio is 1.25 to 1.00 or greater. Adjusted Quick Ratio is defined as cash plus accounts receivable (less than 90 days from invoice date), divided by current liabilities less deferred revenue. During the six-months ended December 31, 2005, there were no borrowings under the arrangement.

NOTE 7. OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

                                                                                          December 31,            June 30,
                                                                                              2005                  2005
                                                                                        --------------        --------------
Capital lease for the purchase of  accounting  and  operating  system  software and hardware,  due in  monthly  installments  of  $4,061,  interest  imputed  at 21%
   through February 2007 .........................................................      $       50,193        $       68,313

Capital  lease for  purchase of phone system due in monthly  installments  of $455,
   interest imputed at 12% through August 2007 ...................................               8,209                10,368

Capital lease for purchase of copier/printer  due in monthly  installments of $157,
   interest imputed at 21% through August 2006 ...................................               1,026                 1,811

Capital lease for purchase of phone system upgrades due in monthly  installments of
   $157, interest imputed at 16% through December 2007............................
                                                                                                 3,246                 3,905

Capital  lease for  purchase  of  forklift  due in  monthly  installments  of $290,
   interest imputed at 11% through July 2007 .....................................               4,831                 6,273
                                                                                       ---------------       ---------------
Less:  current portion ...........................................................              67,505                90,670
                                                                                                52,599                48,558
                                                                                       ---------------       ---------------

                                                                                       $        14,906       $        42,112
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

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the quarters ended December 30, 2005 and 2004, as follows: risk-free interest rates of 4.33% and 4.04%, respectively; expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 116% and 45%, respectively; and a weighted-average expected life of the options of approximately 2.0 and 4.5 years, respectively.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net income (loss) would have been increased, as follows:


                                                                      Three Months Ended December 31,
                                                                 ------------------------------------------
                                                                       2005                     2004
                                                                 ------------------        ----------------
                                                                    (Unaudited)               (Unaudited)

Net income (loss), as reported .....................             $        166,972          $      (9,135)
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .......................             $        (82,203)         $     (66,110)
                                                                 ----------------          -------------

 Net loss, pro forma ...............................             $         84,769          $     (75,245)
                                                                 ================          =============

Basic and diluted net loss per share, as reported ..             $            .01          $         .00
                                                                 ================          =============

Basic and diluted net loss per share, pro forma ....             $            .01          $        (.01)
                                                                 ================          =============


Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net income (loss) for the six months ended December 31, 2005 and 2004, respectively, would have been increased, as follows:


                                                                      Six Months Ended December 31,
                                                                 -----------------------------------------
                                                                       2005                    2004
                                                                 ------------------       ----------------
                                                                    (Unaudited)             (Unaudited)

Net income, as reported ............................             $        331,504     $           99,777
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .......................             $       (150,110)    $         (131,047)
                                                                 ----------------     ------------------

 Net loss, pro forma ...............................             $        181,394     $          (31,270)
                                                                 ================     ==================

Basic and diluted net loss per share, as reported ..             $            .02     $              .01
                                                                 ================     ==================

Basic and diluted net loss per share, pro forma ....             $            .02     $              .00
                                                                 ================     ==================

Stock options issued to consultants or advisors in exchange for services (other than those related to an equity offering) are valued utilizing the Black-Scholes option valuation model and expensed over the corresponding service period.

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123
(R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. For public entities that file as small business issuers (such as the Company), FAS 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (quarter ended September 30, 2006).


NOTE 9. EARNINGS PER SHARE


Earnings per share is measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options. In computing diluted per share, the outstanding common stock options are considered dilutive using the treasury stock method. The following information is necessary to calculate per share for the periods presented:


                                                                                  Six Months Ended December 31,
                                                                            ----------------------------------------
                                                                                 2005                    2004
                                                                            ----------------       -----------------

Net income, as reported .........................................           $        331,504       $          99,777

Weighted average common shares outstanding.......................                 10,547,311              10,538,144
Effect of Dilutive stock options.................................                    162,033                 331,350
                                                                            ----------------       -----------------
Weighted average diluted common shares outstanding...............                 10,709,344              10,869,494
                                                                            ----------------       -----------------

Net income per common share
   Basic.........................................................           $           0.03       $            0.01

   Diluted.......................................................           $           0.03       $            0.01

Employee stock options excluded from computation of diluted per
  share amounts because their effect would be anti-dilutive......                  2,925,890               2,737,295

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


GENERAL

Sharp is a leading developer of cost effective solutions for improving safety, efficiency and cost related to the proper disposal of medical waste by industry and consumers. Sharps primary markets include healthcare, agriculture, hospitality, professional, industrial, commercial, and pharmaceutical. The Company's products and services represent solutions for industries and consumers dealing with the complexity of managing regulatory compliance, environmental sensitivity, employee and customer safety, corporate risk and operating costs related to medical waste disposal. Sharps is a leading proponent and participant in the development of public awareness and solutions for the safe disposal of needles, syringes and other sharps in the community setting.

The Company's primary products include Sharps Disposal by Mail System(R), Pitch-It(TM) IV Poles, Trip LesSystem(R), Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure(R), Sharps SureTemp Tote(R), IsoWash(R) Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months and six months ended December 31, 2005 and 2004.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue:

                                                           Three Months Ended               Six Months Ended
                                                             December 31,                     December 31,
                                                      ---------------------------      ---------------------------
                                                          2005           2004              2005           2004
                                                      ------------   ------------      ------------   ------------
     Net revenues                                         100%           100%              100%           100%
     Costs and expenses:
        Cost of revenues                                  (56%)            (60%)           (57%)          (58%)
        Selling, general and administrative               (36%)          (38%)             (35%)          (37%)
        Depreciation and amortization                      (1%)           (2%)              (1%)           (2%)
                                                      -----------    -----------       -----------    ---------
     Total operating expenses                             (93%)         (100%)                (93%)        97%
                                                      -----------    -----------       ------------   --------
          Income (loss) from operations                     7%             0%                   7%          3%
     Total other income (expense)                          (1)%            0%                  (1%)        (1%)
                                                      -----------    -----------       ------------   ---------
     Net income                                             6%             0%                6%             2%
                                                      ===========    ===========       ===========    ========

THREE MONTHS ENDED DECEMBER 31, 2005, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

Total revenues for the three months ended December 31, 2005 of $2,663,376 increased by $434,331, or 19%, over the total revenues for the three months ended December 31, 2004 of $2,229,045. The increase in revenues is attributable to increased billings in the Agriculture ($132,720), Healthcare ($118,124), Pharmaceutical ($95,172), Retail ($47,864) and Professional ($40,250) markets. The increase in billings in all markets is being driven by higher demand for the Company's products as a result of the Company's marketing efforts and as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). Additionally, the increase in billings in the Retail market is a result of the use of our products in grocery store and pharmacies to properly dispose of syringes utilized to administer flu shots and other inoculations. The increase in billings in the Pharmaceutical market is a result of the demand for our products in the clinical trial setting.

Cost of revenues for the three months ended December 31, 2005 of $1,496,692 were 56% of revenues which were lower than the cost of sales of 60% during the corresponding period of the prior year. The reduction in cost of sales (and corresponding increase in the gross margin) is due to the increase in revenues as described in the preceding paragraph and the mix of product sold.

Selling, general and administrative ("S, G & A") expenses for the three months ended December 31, 2005 of $957,484, increased by $96,463, or 11%, versus $861,021 for the corresponding period of the previous year. The increase in the S, G & A is primarily a result of increases in the following expenses: (i) professional fees ($41,687), (ii) compensation related ($26,102), and (iii) travel ($19,543). The increase in professional fees is related to Company litigation and advisory fees. The increase in compensation and travel expenses are a result of the increase in the Company's sales and marketing efforts.


SIX MONTHS ENDED DECEMBER 31, 2005, COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

Total revenues for the six months ended December 31, 2005 of $5,323,488 increased by $675,057, or 15%, over the total revenues for the six months ended December 31, 2004 of $4,648,431. The increase in revenues is primarily attributable to increased billings in the Retail ($237,237), Hospitality ($159,658), Agriculture ($122,788) and Pharmaceutical ($95,172) markets. The increase in billings in all markets is being driven by higher demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). Additionally, the increase in billings in the Retail market is a result of the use of our products in grocery store and pharmacies to properly dispose of syringes utilized to administer flu shots and other inoculations. The increase in the Hospitality market billings is a result of an approximate $100,000 order from one of the nation's largest contract food service providers for the Company's biohazard spill clean-up kit. The increase in billings in the Pharmaceutical market is a result of the demand for our products in the clinical trial setting.

Cost of revenues for the six months ended December 31, 2005 of $3,057,611 were 57% of revenues which were lower than the cost of sales of 60% during the corresponding period of the prior year. The reduction in cost of sales (and corresponding increase in the gross margin) is due to the increase in revenues as described in the preceding paragraph and the mix of product sold.

Selling, general and administrative ("S, G & A") expenses for the six months ended December 31, 2005 of $1,849,860, increased by $120,934, or by 7%, versus $1,728,926 for the corresponding period of the prior year. . The increase in the S, G & A is primarily a result of increases in the following expenses: (i) professional fees ($55,552), (ii) compensation related ($30,365), and (iii) travel ($8,814). The increase in professional fees is related to Company litigation and advisory fees. The increase in compensation and travel expenses are a result of the increase in the Company's sales and marketing efforts.

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was substantially strengthened in December 2004 when the U. S. Environmental Protection Agency ("EPA") issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Among the recommended methods of disposal are mail-back programs and products such as that marketed by the Company.

Although the Company's largest market has historically been Healthcare, we believe the most significant long-term growth opportunities are in the Agriculture, Pharmaceutical, Retail, Commercial and Hospitality markets. In order to more effectively address these opportunities, the Company has recently re-aligned its sales force whereby each regional sales director markets all Company products across multiple market segments within his or her geographic territory.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $149,213 to $407,640 at December 31, 2005 from $258,427 at June 30, 2005. The increase in cash and cash equivalents is primarily a result of the strong operating earnings and corresponding cash flow from operations of $302,834, offset by, (i) additions to property and equipment of $76,832, (ii) additions to intangible assets of $53,624 and (iii) payments on capital lease obligations of $23,165.

Accounts receivable increased by $99,322 to $1,063,875 at December 31, 2005 from $964,148 at June 30, 2005. The increase was consistent with the increase in revenues during the quarter ending December 2005 of $2,663,376 as compared to the revenues during the quarter ending June 2005 of $2,120,102.

Property and equipment increased by $12,361 to $450,425 at December 31, 2005 from $438,064 at June 30, 2005. This increase is attributable to capital expenditures of $76,832 for the six months ended December 31, 2005 offset by the depreciation expense for the same period of $64,471. The capital expenditures represent capital costs spent on the Company's incineration facility in Carthage, Texas as well as computer, software and other equipment at the Company's corporate offices in Houston, Texas.

Intangible assets increased by $49,992 to $61,771 at December 31, 2005 from $11,779 at June 30, 2005. This increase is attributable to permit-related expenditures totaling $53,624 associated with the Company's incineration facility in Carthage, Texas offset by amortization expense of $3,632.

Management believes that the Company's current cash resources along with cash from operations and its asset-based factoring line of credit will be sufficient to fund operations for the twelve months ended December 31, 2006.

TRENDS

Consistent with the recent revenue growth (19% and 15% for the three and six months ended December 31, 2005, respectively), the trend of earnings and cash from operations has been very positive. The Company's internal plans contemplate additional growth in all of its markets served. While the Company has no material expected change in the level of capital expenditures in the near-term, it may incur significant capital costs should it decide to upgrade its current incineration facility in Carthage, Texas in order to comply with the November 2005 amended EPA Clean Air Act (see INCINERATOR FACILITY- REGULATORY DEVELOPMENTS below). The Company could avoid such upgrade and the associated capital costs should it decide to install alternative technology (at a much lower cost) or outsource its incineration needs (no additional capital costs). The Company has studied the amended EPA Clean Air Act and its options, but has not yet made a decision as to which alternative it will pursue. It is important to note that should the Company decide to upgrade its incineration facility to comply with the new regulations or install alternative technology, it would open up the opportunity for additional revenue sources including hospital medical waste disposal. As noted below, the new regulation allows a minimum period of three years and a maximum of five years to comply.

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

INCINERATOR FACILITY- REGULATORY DEVELOPMENTS

In November 2005, the EPA amended the Clean Air Act which will effect the operations of the Company's leased incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company's leased incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply. The Company has studied the amended EPA Clean Air Act and its options, but has not yet made a decision. It is important to note that should the Company decide to upgrade its incineration facility to comply with the new regulations or install alternative technology, it would open up the opportunity for additional revenue sources including hospital medical waste disposal.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123
(R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma disclosures that had been required by FAS 123. For public entities that file as small business issuers, FAS 123 (R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 (quarter ended September 30, 2006). Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with the application disclosed in its pro forma disclosures (Note 8 of the Notes to the Condensed Consolidated Financial Statements).

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-15(e) and 15(d) - 15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. Ameritech sold the assets of Ameritech representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. During January 2004, the Company secured a Garnishment Order against MedSolutons whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%. Payments under the Garnishment Order were scheduled to be made monthly in the amount of $4,375 (inclusive of interest) with a balloon payment of $137,721 due November 7, 2004. MedSolutions is currently in breach of the Garnishment Order. During January 2005, the Company filed suit against MedSolutions and Ameritech in the 234th Judicial District Court of Harris County, Texas. The suit alleges collusion, fraudulent conveyance and fraudulent inducement by and between MedSolutions and Ameritech to defraud payment to the Company for amounts owed, as described above. The Company has also requested the Court to appoint a Receiver for all sums owed to protect assets pending review by the Court. The Company has recently joined two additional creditors for the purpose of petitioning the Court for the involuntary bankruptcy of Ameritech. The Company and the two additional creditors would attempt to recover amounts owed through a court appointed bankruptcy trustee.

In the quarters ending March 31, 2003 and June 30, 2003, the Company wrote-off all outstanding amounts, $75,996 and $106,397 respectively, due from Ameritech. Therefore, any potential future recoveries of receivables would be recorded as a credit to the allowance for bad debts. Collection-related legal fees, estimated at one-third of any amounts collected, will reduce any recovery that may be received by the Company. Although the Company will continue to aggressively pursue collection of the outstanding amounts under the Garnishment Orders, no assurances regarding collection can be made.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2005, the Company held its Annual Meeting of shareholders whereby the following items were voted upon, (i) the election of six directors to hold office until the next annual shareholders meeting, (ii) an amendment to the Company's 1993 Stock Plan to increase the shares available under the Plan by 500,000 and (iii) other matters that may be presented at the meeting for action.

The following Directors were elected at the meeting, (i) Dr. Burt Kunik, (ii) Ramsay Gillman, (iii) John R. Grow, (iv) Parris H. Holmes, Jr., (v) F. Gardner Parker and (vi) Philip C. Zerrillo. Additionally, the shareholders approved the amendment to the Company's 1993 Stock Plan to increase the shares available under the Plan by 500,000 to 3.5 million.

As of September 29, 2005, the record date of the Annual Meeting, 10,547,311 shares of common stock were outstanding. At the Annual Meeting, holders of 8,287,288 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal I - Election of Directors

                                                          Votes in Favor              Votes Withheld
                                                          --------------              --------------
                  Dr. Burt Kunik                               8,287,288                      67,069
                  Ramsay Gillman                               8,287,288                      67,069
                  John R. Grow                                 8,287,288                      67,069
                  Parris H. Holmes, Jr.                        8,104,288                     250,069
                  F. Gardner Parker                            8,287,288                      67,069
                  Philip C. Zerrillo                           8,287,288                      67,069

 Proposal II - Amendment to the Company's 1993 Stock Plan

                  Votes in favor                7,980,576
                  Votes against                   373,624
                  Abstentions                         157


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


ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REGISTRANT:

                                   SHARPS COMPLIANCE CORP.

Dated: February 1, 2006            By: /s/ Dr.  Burton J. Kunik
                                       -----------------------------------------
                                       Chairman of the Board, Chief
                                       Executive Officer and President

Dated: February 1, 2006            By: /s/ David P. Tusa
                                       ----------------------------------------
                                       Executive Vice President,
                                       Chief Financial Officer
                                       Business Development &
                                       Corporate Secretary