Form 10QSB
period 2006-03-31
SHARPS COMPLIANCE CORP
filed 2006-05-08
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

       TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

                         Commission File Number: 0-22390

                             -----------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,548,810 shares of Common Stock, $0.01 par value as of May 8, 2006.


Transitional Small Business Disclosure Format (check one):       Yes [ ]  No [X]

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                             INDEX
                                                                            PAGE
PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2006
             (Unaudited) and June 30, 2005.....................................3

         Unaudited Condensed Consolidated Statements of Operations
             for the three months ended March 31, 2006 and 2005................4

         Unaudited Condensed Consolidated Statements of Operations
             for the nine months ended March 31, 2006 and 2005.................5

         Unaudited Condensed Consolidated Statements of Cash Flows
             for the nine months ended March 31, 2006 and 2005.................6

         Notes to Unaudited Condensed Consolidated Financial Statements .......7

Item 2.  Management's Discussion and Analysis or Plan of Operation............11

Item 3.  Controls and Procedures..............................................15

PART II          OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  ASSETS                                       March 31,          June 30,
                                                                                                 2006               2005
                                                                                           -----------------  ----------------
                                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents...............................................................     $     341,703       $   258,427
  Restricted cash.........................................................................            10,010            10,010
  Accounts receivable, net of allowance for doubtful accounts of
    $20,111 and $21,757, respectively.....................................................           867,884           964,148
  Inventory...............................................................................           367,315           368,495
  Prepaid and other assets................................................................            79,694            79,320
                                                                                           -----------------  ----------------

     TOTAL CURRENT ASSETS.................................................................         1,666,606         1,680,400

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $752,213
    and $650,532, respectively............................................................           481,004           438,064

INTANGIBLE ASSETS, net of accumulated amortization of $111,246 and $102,195, respectively.            63,036            11,779
                                                                                           -----------------  ----------------

           TOTAL ASSETS...................................................................     $   2,210,646    $    2,130,243
                                                                                           =================  ================

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable........................................................................         $ 525,322       $   567,398
  Accrued liabilities.....................................................................           139,196           283,953
  Current portion of deferred revenue - incineration......................................           176,713           171,300
  Current portion of deferred revenue - transportation....................................           809,392           825,297
  Current maturities of capital lease obligations.........................................            50,677            48,558
                                                                                           -----------------  ----------------
            TOTAL CURRENT LIABILITIES.....................................................         1,701,300         1,896,506

LONG-TERM DEFERRED REVENUE - INCINERATION, net of current portion.........................            48,263            47,142

LONG-TERM DEFERRED REVENUE - TRANSPORTATION, net of current portion.......................           203,444           225,639

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities...............................             4,412            42,112

OTHER LIABILITIES.........................................................................            66,750            62,500
                                                                                           -----------------  ----------------

           TOTAL LIABILITIES..............................................................         2,024,169         2,273,899

COMMITMENTS AND CONTINGENCIES.............................................................                 -                 -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value per share; 20,000,000 shares authorized; 10,548,810
     and 10,547,311 shares issued and outstanding, respectively ..........................           105,488           105,473
  Additional paid-in capital..............................................................         7,465,507         7,464,381
  Accumulated deficit.....................................................................        (7,384,518)       (7,713,510)
                                                                                           -----------------  ----------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)...........................................           186,477          (143,656)
                                                                                           -----------------  ----------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...........................       $ 2,210,646   $     2,130,243
                                                                                           =================  ================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three Months
                                                        Ended March 31,
                                                 ------------------------------
                                                     2006             2005
                                                 -------------    -------------
                                                          (Unaudited)
REVENUES:
     Distribution, net............................$ 2,401,158      $ 2,123,791
     Consulting services..........................      7,148            5,921
     Environmental services.......................    122,904          102,932
                                                 -------------    -------------
       TOTAL REVENUES.............................  2,531,210        2,232,644

COSTS AND EXPENSES:
     Cost of revenues.............................  1,466,906        1,398,141
     Selling, general and administrative..........  1,024,505          894,205
     Depreciation and amortization...............      42,629           37,798
                                                 -------------    -------------
         TOTAL COSTS AND EXPENSES................   2,534,040        2,330,144
                                                 -------------    -------------

OPERATING LOSS...................................      (2,830)         (97,500)

OTHER INCOME EXPENSES:
     Interest income..............................      3,262            1,711
     Interest expense.............................     (2,945)          (5,123)
                                                 -------------    -------------
         TOTAL OTHER INCOME (EXPENSES)...........         317           (3,412)
                                                 -------------    -------------

     LOSS BEFORE INCOME TAXES.....................     (2,513)        (100,912)

Income Taxes.....................................           -            4,693
                                                 -------------    -------------

NET LOSS......................................... $    (2,513)     $   (96,219)
                                                 =============    =============

NET LOSS PER COMMON SHARE
     Basic....................................... $         -      $      (.01)
                                                 =============    =============
     Diluted..................................... $         -      $      (.01)
                                                 =============    =============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
 NET LOSS PER COMMON SHARE
     Basic......................................   10,547,827       10,538,144
                                                 =============    =============
     Diluted....................................   10,547,827       10,538,144




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Nine Months
                                                          Ended March 31,
                                                 ------------------------------
                                                      2006              2005
                                                 ------------      ------------
                                                          (Unaudited)
REVENUES:
  Distribution, net.............................$  7,576,365      $  6,609,598
  Consulting services...........................      11,663            28,744
  Environmental services........................     266,671           242,733
                                                 ------------      ------------
      TOTAL REVENUES............................   7,854,699         6,881,075

COSTS AND EXPENSES:
  Cost of revenues..............................   4,524,517         4,116,632
  Selling, general and administrative...........   2,879,355         2,624,776
  Depreciation and amortization.................     110,732           121,054
                                                 ------------      ------------
         TOTAL COSTS AND EXPENSES...............   7,514,604         6,862,462
                                                 ------------      ------------

OPERATING INCOME................................     340,095            18,613

OTHER INCOME EXPENSES:
    Interest income.............................       8,251             3,356
    Interest expense............................     (10,539)          (18,411)
                                                 ------------      ------------
         TOTAL OTHER INCOME (EXPENSES)..........      (2,288)          (15,055)
                                                 ------------      ------------

    INCOME BEFORE INCOME TAXES..................     337,807             3,558

Income Taxes....................................      (8,815)                -
                                                 ------------      ------------

NET INCOME......................................$    328,992      $      3,558
                                                 ============      ============

NET INCOME PER COMMON SHARE
     Basic......................................$        .03      $          -
                                                 ============      ============
     Diluted....................................$        .03      $          -
                                                 ============      ============

WEIGHTED AVERAGE SHARES USED IN COMPUTING
 NET INCOME PER COMMON SHARE
      Basic.....................................  10,547,481        10,538,144
                                                 ============      ============
      Diluted...................................  10,814,019        10,980,340
                                                 ============      ============









              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Nine Months
                                                                                         Ended March 31,
                                                                                    ------------------------
                                                                                       2006           2005
                                                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       (Unaudited)
Net Income ......................................................................   $ 328,992    $   3,558
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..............................................     110,732      121,053
     Bad debt expense ...........................................................        --          6,842
     Loss on disposal of equipment ..............................................        --            275
Changes in operating assets and liabilities:
     Decrease in restricted cash ................................................        --          4,668
     Decrease in accounts receivable ............................................      96,264      197,651
     (Increase) decrease  in inventory ..........................................       1,180      (33,150)
     (Increase) decrease in prepaids and other assets ...........................        (374)      51,129
     Decrease) in accounts payable and accrued liabilities ......................    (182,583)    (189,190)
     Increase (decrease) in deferred revenue ....................................     (31,566)      96,054
                                                                                    ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................     322,645      258,890

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ........................................    (144,621)     (37,986)
     Disposal of property and equipment .........................................        --         17,876
     Additions to intangible assets .............................................     (60,308)        --
                                                                                    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES ...........................................    (204,929)     (20,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on  notes payable ..................................................        --        (31,675)
     Net payments on factoring agreement ........................................        --       (165,083)
     Payments on capital lease obligations ......................................     (35,581)     (29,523)
     Issuance of common stock ...................................................       1,141         --
                                                                                    ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES ...........................................     (34,440)    (226,281)
                                                                                    ---------    ---------
NET INCREASE  IN CASH AND CASH EQUIVALENTS ......................................      83,276       12,499

CASH AND CASH EQUIVALENTS, beginning of period ..................................     258,427      242,803
                                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ........................................   $ 341,703    $ 255,302
                                                                                    =========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:

     Property and equipment additions acquired under capital lease ..............   $    --      $   8,931
                                                                                    =========    =========

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006



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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2006 and the results of its operations and cash flows for the three and nine months ended March 31, 2006 and 2005. The results of operations for the three and nine months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2006. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005. Certain prior year amounts have been reclassified to conform to current year presentation.

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

NOTE 4. INCOME TAXES

During the three and nine months ended March 31, 2006 the Company recorded a provision of $0 and $8,815, respectively, for estimated Alternative Minimum Tax
(AMT). The Company anticipates net operating profits for the year ended June 30, 2006, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended June 30, 2006.




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

NOTE 6.  LINE OF CREDIT

On March 27, 2006, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. which provides for a $1.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) for working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.50%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2008, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders' commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of March 31, 2006, there were no borrowings under this Line Of Credit Facility.

The above noted Line of Credit Facility replaces the Company's previous arrangement with a financial institution for a $1.25 million asset-based (accounts receivable factoring) line of credit.

NOTE 7. OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

                                                                       March  31,          June 30,
                                                                          2006               2005
                                                                    ---------------     ---------------
Capital lease for the purchase of accounting and operating system software and hardware, due in monthly installments of $4,061,
 interest imputed at 21% through February 2007......................$      40,432      $       68,313

Capital lease for purchase of phone system due in monthly
 installments of $455, interest imputed at 12% through August 2007..        7,080              10,368

Capital lease for purchase of copier/printer due in monthly
 installments of $157, interest imputed at 21% through August 2006..          602               1,811

Capital lease for purchase of phone system upgrades due in monthly
 installments of $157, interest imputed at 16% through March 2007...        2,895               3,905

Capital lease for purchase of forklift due in monthly installments
 of $290, interest imputed at 11% through July 2007.................        4,080               6,273
                                                                    ---------------     ---------------
                                                                           55,089              90,670
Less:  current portion..............................................       50,677              48,558
                                                                    ---------------     ---------------

                                                                    $       4,412      $       42,112
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

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the quarters ended March 30, 2006 and 2005, as follows: risk-free interest rates of 4.7% and 4.33%, respectively expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 122% and 50%, respectively; and a weighted-average expected life of the options of 2.0 and 4.5 years, respectively.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net loss would have been increased, as follows:

                                                 Three Months Ended March  31,
                                               ---------------------------------
                                                    2006               2005
                                               ---------------     -------------
                                                 (Unaudited)        (Unaudited)

Net loss, as reported........................    $     (2,513)   $     (96,219)
Less: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax
 effects.....................................    $    (77,270)   $     (66,473)
                                               ---------------  ----------------

Net loss, pro forma..........................    $    (79,783)   $    (162,692)
                                               ===============  ================

Basic and diluted net loss per share,
 as reported.................................    $          -    $        (.01)
                                               ===============  ================

Basic and diluted net loss per share, pro forma  $       (.01)   $        (.02)
                                               ===============  ================



Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net income for the nine months ended March 31, 2006 and 2005, respectively, would have been decreased, as follows:

                                                   Nine Months Ended March  31,
                                                 -------------------------------
                                                       2006             2005
                                                 ---------------    ------------
                                                   (Unaudited)       (Unaudited)

Net income, as reported........................   $   328,992    $       3,558
Less: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax
 effects.......................................   $  (227,380)   $    (197,520)
                                                 -------------  ----------------

Net income (loss), pro forma...................   $   101,612    $    (193,962)
                                                 =============  ================

Basic and diluted net income per share,
 as reported                                      $       .03    $           -
                                                 =============  ================

Basic and diluted net income (loss) per share,
 pro forma                                        $       .01    $        (.01)
                                                 =============  ================


Stock options issued consultants or advisors in exchange for services (other than those related to an equity offering) are valued utilizing the Black-Scholes option valuation model and expensed over the corresponding service period.

In December  2004,  the FASB issued  Statement No. 123 (revised  2004) ("FAS 123
(R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has elected to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For public entities that file as small business issuers, FAS 123 (R) is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005 (quarter ended September 30, 2006). Management has completed its evaluation of the effect that FAS 123 (R) will have and believes that the effect will be consistent with the application disclosed in its pro forma disclosures (Note 8 of the Notes to the Condensed Consolidated Financial Statements).


NOTE 9. EARNINGS PER SHARE


Earnings per share are measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options. In computing diluted per share, the outstanding common stock options are considered dilutive using the treasury stock method. The following information is necessary to calculate per share for the periods presented (unaudited):

                                                             Nine Months Ended March  31,
                                                           ---------------------------------
                                                               2006               2005
                                                           ------------     ----------------
Net income, as reported..............................   $      328,992    $        3,558
                                                         --------------    -----------------

Weighted average common shares outstanding...........       10,547,481        10,538,144
Effect of Dilutive stock options.....................          266,538           442,196
                                                         --------------    -----------------
Weighted average diluted common shares outstanding...       10,814,019        10,980,340
                                                         --------------    -----------------

Net income per common share
   Basic.............................................   $         0.03    $            -

   Diluted...........................................   $         0.03    $            -

Employee stock options excluded from computation of
 diluted per share amounts because their effect would
 be dilutive.........................................        2,478,890         2,218,890

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

GENERAL

Sharps is a leading developer of cost effective solutions for improving safety, efficiency and costs related to the proper disposal of medical waste by industry and consumers. Sharps primary markets include healthcare, agriculture, hospitality, professional, industrial, commercial, and pharmaceutical. The Company's products and services represent solutions for industries and consumers dealing with the complexity of managing regulatory compliance, environmental sensitivity, employee and customer safety, corporate risk and operating costs related to medical waste disposal. Sharps is a leading proponent and participant in the development of public awareness and solutions for the safe disposal of needles, syringes and other sharps in the community setting.

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


RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months and nine months ended March 31, 2006 and 2005.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue (unaudited):

                                                           Three Months Ended              Nine Months Ended
                                                                March 31,                      March 31,
                                                      ---------------------------      ---------------------------
                                                          2006           2005              2006           2005
                                                      ------------   ------------      ------------   ------------
     Net revenues                                         100%           100%              100%           100%
     Costs and expenses:
        Cost of revenues                                  (58%)          (63%)             (58%)          (60%)
        Selling, general and administrative               (40%)          (40%)             (37%)          (38%)
        Depreciation and amortization                      (2%)           (2%)              (1%)           (2%)
                                                      -----------    -----------       -----------    ---------
     Total operating expenses                            (100%)         (105%)             (96%)          100%
                                                      -----------    -----------       -----------    ---------
          Income (loss) from operations                     0%            (5%)               4%             0%
     Total other income                                     0%             0%                0%             0%
                                                      -----------    -----------       -----------    ---------
     Net income (loss)                                      0%            (4%)               4%             0%
                                                      ===========    ===========       ===========    =========

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Total revenues for the three months ended March 31, 2006 of $2,531,210 increased by $298,566, or 13%, over the total revenues for the three months ended March 31, 2005 of $2,232,644. The increase in revenues is primarily attributable to increased billings in the Retail ($53,411), and Government ($38,990), Professional ($35,099) and Hospitality ($29,669) markets. Also positively effecting revenue for the quarter ended March 31, 2006 was the increase in reported revenue resulting from the effects of the Company's revenue recognition method (See Note 3 of the notes to unaudited consolidated financial statements). These increases were partially offset by decreased billings in the Healthcare market of $106,444. The increase in billings in the Professional and Hospitality markets is being driven higher by demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The increase in revenue in the Government market is attributable to the billings associated with a three year award received by the Company during the quarter from an agency of the United States Government. The increase in the billings in the Retail market is a result of the use of our products in grocery stores and pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The decrease in the billings in the Healthcare market is primarily attributable to the effect of ordering patterns by home healthcare customers.

Cost of revenues for the three months ended March 31, 2006 of $1,466,906 were 58% of revenues were lower than the cost of sales of 63% during the corresponding period of the prior year. The reduction in cost of sales (and corresponding increase in the gross margin) is due to the increase in revenues coupled with the mix of product sold.

Selling, general and administrative ("S, G & A") expenses for the three months ended March 31, 2006 of $1,024,505, increased by $130,300, or 15%, versus $894,205 for the corresponding period of the previous year. The increase in S,G&A is a result of increases in the following expenses: (i) compensation related ($54,907), (ii) professional fees ($46,670), and (iii) travel ($18,512). The increase in compensation and travel expenses are a result of the increase in the Company's employed sales persons and travel related expenses. The increase in professional fees is related to Company litigation and advisory fees.


NINE MONTHS ENDED MARCH 31, 2006, COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

Total revenues for the nine months ended March 31, 2006 of $7,854,699 increased by $973,624, or 14%, over the total revenues for the nine months ended March 31, 2005 of $6,881,075. The increase in revenues is primarily attributable to increased billings in the Retail ($290,649), Hospitality ($189,326), Agriculture ($125,592), and Professional ($99,018) and Pharmaceutical ($95,172) markets. The increase in billings in all markets is being driven by higher demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). Additionally, the increase in billings in the Retail market is a result of the use of our products in grocery stores and pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The increase in the Hospitality market billings is a result of an approximate $100,000 order from one of the nation's largest contract food service providers for the Company's biohazard spill clean-up kit. The increase in billings in the Pharmaceutical market is a result of the demand for our products in the clinical trial setting.

Cost of revenues for the nine months ended March 31, 2006 of $4,524,517 were 58% of revenues versus $4,116,632, or 60% of the revenues for the corresponding period of the previous year. The reduction in cost of sales (and corresponding increase in the gross margin) is due to the increase in revenues coupled with the mix of product sold.

Selling, general and administrative ("S, G & A") expenses for the nine months ended March 31, 2006 of $2,879,355, increased by $254,579, or by 10%, versus $2,624,776 for the corresponding period of the prior year. . The increase in the S, G & A is primarily a result of increases in the following expenses: (i) compensation related ($85,272), (ii) professional fees ($102,221), and (iii) travel ($27,326). The increase in compensation and travel expenses are a result of the increase in the Company's employed sales persons and travel related expenses.. The increase in professional fees is related to Company litigation and advisory fees.

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was substantially strengthened in March 2004 when the U. S. Environmental Protection Agency ("EPA") issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Among the recommended methods of disposal are mail-back programs and products such as that marketed by the Company.



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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $83,276 to $341,703 at March 31, 2006 from $258,427 at June 30, 2005. The increase in cash and cash equivalents is primarily a result of operating earnings and corresponding cash flow from operations of $322,645, partially offset by, (i) additions to property and equipment of $144,621, (ii) additions to intangible assets of $60,308 and (iii) payments on capital lease obligations of $35,581.

Accounts receivable decreased by $96,264 to $867,884 at March 31, 2006 from $964,148 at June 30, 2005. The decrease was a result in the timing of collection of customer payments.

Property and equipment increased by $42,940 to $481,004 at March 31, 2006 from $438,064 at June 30, 2005. This increase is attributable to capital expenditures of $144,621 for the nine months ended March 31, 2006 partially offset by the depreciation expense for the same period of $101,681. The capital expenditures represent computer and equipment at the Company's corporate offices in Houston, Texas plus capital costs incurred at the incineration facility in Carthage, Texas.

Intangible assets increased by $51,257 to $63,036 at March 31, 2006 from $11,779 at June 30, 2005. This increase is attributable to permit-related expenditures totaling $60,308 associated with the Company's incineration facility in Carthage, Texas partially offset by amortization expense of $9,051.

On March 27, 2006, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. which provides for a $1.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) for working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.50%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2008, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders' commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of March 31, 2006, there were no borrowings under this Line Of Credit Facility.

The above noted Line of Credit Facility replaces the Company's previous arrangement with a financial institution for a $1.25 million asset-based (accounts receivable factoring) line of credit.

Management believes that the Company's current cash resources along with cash from operations and its line of credit (Note 6) will be sufficient to fund operations for the twelve months ended March 31, 2007.

TRENDS

Consistent with the recent revenue growth (13% and 14% for the three and nine months ended March 31, 2006, respectively), the trend of earnings and cash from operations has been very positive. The Company's internal plans contemplate additional growth in all of its markets served. While the Company has no material expected change in the level of capital expenditures in the near-term, it may incur significant capital cost should it decide to upgrade its current incineration facility in Carthage, Texas consistent with the November 2005 amended EPA Clean Air Act (see INCINERATOR FACILITY- REGULATORY DEVELOPMENTS below). The Company could avoid such upgrade and the associated capital costs should it decide to install alternative technology (at a much lower cost) or outsource its incineration needs (no additional capital costs). The Company has studied the amended EPA Clean Air Act and its options, but has not yet made a decision. It is important to note that should the Company decide to upgrade its incineration facility to comply with the new regulations or install alternative technology, it would open up the opportunity for additional revenue sources including medical waste disposal. As noted below, the new regulation allows a minimum period of three years and a maximum of five years to comply.





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

INCINERATOR FACILITY- REGULATORY DEVELOPMENTS

In November 2005, the EPA amended the Clean Air Act which will effect the operations of the leased incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company's leased incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published. The Company has studied the amended EPA Clean Air Act and its options, but has not yet made a decision. It is important to note that should the Company decide to upgrade its incineration facility to comply with the new regulations or install alternative technology, it would open up the opportunity for additional revenue sources including medical waste disposal.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December  2004,  the FASB issued  Statement No. 123 (revised  2004) ("FAS 123
(R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has elected to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For public entities that file as small business issuers, FAS 123 (R) is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005 (quarter ended September 30, 2006). Management has completed its evaluation of the effect that FAS 123 (R) will have and believes that the effect will be consistent with the application disclosed in its pro forma disclosures (Note 8 of the Notes to the Condensed Consolidated Financial Statements).

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

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

                                          REGISTRANT:

                                          SHARPS COMPLIANCE CORP.

Dated: May 8, 2006                        By: /s/ Dr.  Burton J. Kunik
                                              ----------------------------------
                                              Chairman of the Board, Chief
                                              Executive Officer and President

Dated: May 8, 2006                        By: /s/ David P. Tusa
                                              ----------------------------------
                                              Executive Vice President,
                                              Chief Financial Officer
                                              Business Development &
                                              Corporate Secretary