Form 10KSB
period 2006-06-30
SHARPS COMPLIANCE CORP
filed 2006-09-13
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

|x| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to            .
                                    -----------    -----------

                         Commission File Number: 0-22390

                               -------------------

                             SHARPS COMPLIANCE CORP.
                 (Name of small business issuer in its charter)

           Delaware                                               74-2657168
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     9350 Kirby Drive, Suite 300, Houston, Texas                     77054
      (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (713) 432-0300


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |x|

Issuer's revenues for most recent fiscal year: $10,562,720.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 7, 2006: $4,355,284.

Number of shares outstanding of the issuer's Common Stock as of September 7, 2006: 10,551,310.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on November 9, 2006 are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes |_| No |x|

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                               TABLE OF CONTENTS *
                          ANNUAL REPORT ON FORM 10-KSB
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
                                     PART I

Item 1   Description of Business ..............................................2
Item 2   Description of Property ..............................................9
Item 3   Legal Proceedings ....................................................9
Item 4   Submission of Matters to a Vote of Security Holders .................10

                                     PART II

Item 5   Market for Common Equity and Related Stockholder Matters ............11
Item 6   Management's Discussion and Analysis or Plan of Operation ...........12
Item 7   Financial Statements ................................................15
Item 8   Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure ...............................................15
Item 8A  Controls and Procedures .............................................15
Item 8B  Other Information ...................................................15

                                    PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with 16(a) of the Exchange Act ..........................16
Item 10  Executive Compensation ..............................................16
Item 11  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters ........................................16
Item 12  Certain Relationships and Related Transactions ......................16
Item 13  Exhibits ............................................................17
Item 14  Principal Accountant Fees and Services ..............................18

         Signatures ..........................................................19

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

The Company provides access to all of its filings with the Securities and Exchange Commission ("SEC") through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC. The filings are also available via the SEC's website at www.sec.gov/edgar/searchedgar/ companysearch.html.

PRODUCTS AND SERVICES

Sharps is a leading developer of cost effective solutions for improving safety and efficiency related to the proper disposal of medical waste by healthcare (outside of hospital), industry and consumers. These solutions include Sharps Disposal by Mail System(R) Pitch-It(TM) IV Poles, Trip LesSystem(R), Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure(R), Sharps SureTemp Tote(R), IsoWash(R) Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

The Sharps Disposal by Mail System(R) is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and retail industries. The Sharps Disposal by Mail System(R) contains a securely sealed, leak and puncture resistant sharps container in several sizes; United States Postal Service ("USPS") approved shipping carton with priority mail (pre-paid) postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment and complete documentation and tracking manifest. The Sharps Disposal by Mail System(R) is transported to the Company's disposal facility for incineration (i.e. Sharps Environmental Services) in a pre-paid USPS approved shipping carton. Upon destruction, Sharps supplies verification of destruction to the customer.

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

The Trip LesSystem(R) is a solution for the home healthcare (commercial) industry that eliminates costly trips by healthcare providers to the patient's home after therapy has been completed. The Trip LesSystem(R) has combined three complete programs for return and/or disposal. All systems contain the Sharps Disposal by Mail System(R) along with either (i) a prepaid pump return box or
(ii) a Pitch-It(TM) IV Pole, depending on the patient's therapy.

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

Sharps Environmental Services provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services include the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents,
(iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems(R). The Company has an agreement with the City of Carthage, Texas, and Panola County to manage and operate the Panola County Resources Recovery Facility ("PCRRF"), a municipally owned incinerator. The agreement extends through June 30, 2012 with optional renewal periods through June 2022.

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

MARKETS

The Company's key markets for its products and services are as follows:

     -    Healthcare
     -    Agriculture
     -    Retail
     -    Hospitality
     -    Professional
     -    Commercial / Industrial
     -    Pharmaceutical

Healthcare: The Company markets its Sharps Disposal by Mail System(R), Pitch-It(TM) IV Poles, Trip LesSystem(R), Sharps Pump Return Box, Sharps Enteral Pump Return Box and Sharps SureTemp Tote(R) products to the Healthcare segment. This market consists primarily of home healthcare companies and generated 67% of the Company's billings for the year ended June 30, 2006.

Agriculture: The Company markets its Sharps Disposal by Mail System(R) products to the Agriculture segment. This market consists of companies that purchase the products to properly dispose of syringes used to inject farm animals (ex., dairy cattle) and generated 7% of the Companies billings for the year ended June 30, 2006.

Retail: The Company markets its Sharps Disposal by Mail System(R) products to the Retail segment. This market consists of companies that purchase the products to properly dispose of syringes utilized to administer flu shots and other inoculations in the retail setting (grocery and drug stores). The Retail market generated 5% of the Companies billings for the year ended June 30, 2006.

Hospitality: The Company markets its Sharps Disposal by Mail System(R), IsoWash(R) Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System products to the Hospitality segment. This market includes hotel, retirement and assisted living and contract food service provider companies. The Hospitality segment generated 5% of the Company's billings for the year ended June 30, 2006.

Professional: The Company markets its Sharps Disposal by Mail System(R) products to the Professional segment. This market includes physician, dental, veterinarian and other service-related firms. The Professional segment generated 4.5% of the Company's billings for the year ended June 30, 2006.

Commercial / Industrial: The Company markets its Sharps Disposal by Mail System(R), Sharps Secure(R),and Biohazard Spill Clean-Up Kit products to the Commercial / Industrial market. This market includes a wide variety of customers including those with safety, industrial, retail and other facilities. The Commercial / Industrial segment generated 2% of the Company's billings for the year ended June 30, 2006.

Pharmaceutical: The Company markets its Sharps Disposal by Mail System(R) products to the Pharmaceutical segment. This market includes pharmaceutical manufacturer and clinical drug trial companies. Although, the Pharmaceutical segment generated only 1% of the Company's billings for the year ended June 30, 2006, it is believed to be a segment with significant growth potential.

RESEARCH AND DEVELOPMENT

Sharps' research and development costs for the last two fiscal years have not been material. The Company is seeking new applications for the Sharps Disposal by Mail System(R) in many different industries and markets, since small quantity medical waste generators can be found throughout the country. Sharps is also considering the development of new products to assist companies in complying with OSHA regulations regarding medical waste handling. Development of new products is completed when utilizing the services of the prospective manufacturer, which kept development costs to a minimum. Currently, Sharps works with several manufacturers regarding the development of any products.

MARKET RISKS

Although, Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the year ended June 30, 2006, three customers represented approximately 48% of revenues. Those same three customers represented approximately 38%, or $378,939 of the total accounts receivable balance at June 30, 2006. For the year ended June 30, 2005, two customers represented approximately 47% of revenues. Those same two customers represented approximately 42%, or $409,000 of the total accounts receivable balance at June 30, 2005. The Company may be adversely affected by its dependence on a limited number of high volume customers. Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its products and (iii) the continued diversification of the Company's products and services into additional markets outside of its traditional Healthcare customer base.

Currently, Sharps sole-sources transportation with the United States Post Office ("USPS"), which consists of delivering the Sharps Disposal by Mail System(R) from the end user to the Company's leased incineration facility. The Company recently entered into an arrangement with United Parcel Service Inc. ("UPS") whereby UPS has agreed to transport the Company's Sharps Disposal by Mail System(R) products from the end user to the Company's leased incineration facility. The Company expects to offer a UPS product to its current and future customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by (i) the new arrangement with UPS and (ii) the long-standing business relationship with the USPS.

INTELLECTUAL PROPERTY

Although, Sharps has applied in the United States for registration of a number of trademarks and patents, many of which have been registered and granted, it can give no assurance that the Company will obtain and maintain registrations for existing and the other trademarks and patents for which it has applied.

RISK FACTORS

Operating History; History of Losses

Until fiscal year 2006, Sharps has incurred annual operating losses. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship and customer agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current financial resources, including cash on hand and its line of credit with JPMorgan Chase Bank, N.A., will be sufficient to fund operations through fiscal year 2007. There can be no assurance that the Company will be able to obtain additional financing, if necessary, on acceptable terms to fund operations beyond that time frame; however, management believes that it would be successful in raising such financing, if necessary.

Dependence on Key Management Personnel

Sharps' growth and development to date has been largely dependent on the active participation and leadership of its senior management team. The Company believes that the continued success of the business is dependent upon the continued employment of the senior management team and has therefore entered into individual employment agreements with the senior management team in order to provide incentive for their continued employment with the Company.

Competition

There are several competitors who offer similar or identical products and services that facilitate the disposal of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company's products). These companies are typically smaller organizations or divisions of larger companies. While Sharps does not believe it currently faces significant competition in the sharps disposal by mail business, it is likely that this could change as the Company continues its success and the country becomes more aware of the need for the proper disposal of medical sharps. It is possible that future competition may also come from companies that are larger and better capitalized than the Company.

Customer Relationships

Sharps generally has no firm long-term volume commitments from its customers and enters into individual purchase orders or contracts. Although, Sharps has contractual relationships with the majority of its customers, Sharps has experienced fluctuations in order levels from period to period and expects to continue experiencing such fluctuations in the near future. In addition, customer purchase orders may be canceled and order volume levels can be changed, or delayed with limited or no penalties. Sharps cannot assure the replacement of canceled, delayed or reduced purchase orders with new business. Moreover, Sharps financial condition and results of operations will depend in significant part upon the Company's ability to obtain orders from new customers, as well as the financial condition and success of its customers, its customers' products and services and the general economy. The factors affecting any of the major customers of Sharps, or their customers, could have a material adverse effect on the businesses, financial condition and results of operations of Sharps.

Incinerator Facilities

The Company's business utilizes an incinerator facility for medical waste disposal. The Company has a lease agreement for the facility with the City of Carthage, Texas (Panola County) to operate the PCRRF through June 30, 2012 (with options to extend the lease through June 30, 2022). The Company is responsible for operating and maintaining the facility in compliance with all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. The cost of such compliance for the period ending June 30, 2006 was $13,791. The Company is also responsible for all operating and capital costs associated with day-to-day operations of the incinerator facility. Although the Company entered into an agreement with a secondary burn facility to provide services in the event the PCRRF is unavailable, any disruption in the availability of a disposal facility or increased governmental regulation may have an adverse impact on the Company. The Company can make no assurances that no such disruption or burdensome regulation will occur in the future.

The Company believes the facility is in compliance with all applicable federal, state, local and/or regulatory agency requirements, air pollution and TCEQ ("Texas Commission on Environmental Quality") regulations. See change in Government Regulation below.

Governmental Regulation

Operations and Incinerator

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

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the leased incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company's leased incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published. The Company has studied the amended EPA Clean Air Act and its options, but has not yet made a decision regarding how it will comply with the new rules. Should the Company decide to upgrade its incineration facility to comply with the new regulations or install alternative technology, it would do so not only to comply with the new regulations but also to potentially generate additional revenue sources including medical waste disposal (in additional to the incineration of sharps, syringes, lancets, etc.).

Proper Disposal of Medical Sharps

The first significant regulatory development occurred in December 2004 with the improved guidance issued by the Environmental Protection Agency ("EPA") regarding the safe disposal of medical sharps (needles, syringes and lancets). This new guidance is a result of disposal problems created by 3 billion syringes discarded annually by self-injectors of medicines in homes and non-healthcare commercial facilities. Until December 2004, the EPA guidance has instructed consumers to place used sharps in a household container and to place the container in the household garbage. New guidance posted on the EPA website reflects information about alternative disposal methods including mail-back programs. The improved guidance issued by the EPA is a significant step toward the removal of needles, syringes and other sharps from the solid waste stream, consistent with the current practice in healthcare facilities. The Company's products and services, which are included in the EPA list of recommended solutions, are designed to improve safety, efficiency and patient concerns related to the proper disposal of medical sharps.

The next regulatory development was the enactment of California Senate Bill 1362, "The Safe Needle Disposal Act of 2004." This legislation authorizes California agencies to expand the scope of their existing household hazardous waste plans to provide for the safe disposal of medical sharps including hypodermic needles and syringes. Authorized disposal programs include the mail-back programs currently marketed by the Company.

In July 2006, the State of California passed Senate Bill 1305 ("SB 1305"), an amendment to The Medical Waste Management Act. The new law requires the proper disposal of home-generated sharps waste (syringes, needles, lancets, etc.) and acknowledges mail-back programs as one of the most convenient alternatives for the collection and destruction of home-generated sharps Effective January 1, 2007 (with enforcement beginning September 1, 2008), SB 1305 addresses the need to meet the changing demands of healthcare provided in alternate sights that currently allows hundreds of millions of home-generated sharps waste to be disposed in solid waste and recycling containers. The new law is designed to ensure appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks.

Also in July 2006, The Massachusetts Legislature enacted Senate Bill 2569 which requires the Massachusetts department of public health, in conjunction with other relevant state and local agencies and government departments, to design, establish and implement a program for the collection and disposal of non-commercially generated, spent hypodermic needles and lancets. Recommended disposal methods include mail-back products approved by the U.S. Postal Service such as the Sharps Disposal By Mail Systems(R). The Massachusetts legislation addresses the need for proper disposal of used syringes, needles and lancets outside of the traditional healthcare setting.

Postal Work Interruptions

Sharps currently transports its disposal products using the USPS, therefore, any interruption in day-to-day USPS delivery services could have a material adverse effect on Sharps' revenues and financial condition. Postal delivery interruptions are rare and unpredictable. However, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, the Company recently entered into an arrangement with UPS whereby UPS has agreed to transport the Company's Sharps Disposal by Mail System(R) products from the end user to the Company's leased incineration facility. The Company expects to offer a UPS product to its current and future customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by the new arrangement with UPS and its long standing relationship with the USPS.

Employees

Sharps employees 28 individuals, of which 26 are full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Sharps currently leases 10,634 square feet of rentable (office and warehouse) space in Houston, Texas. On July 13, 2006 Sharps executed a new lease agreement for 18,231 square feet of rentable (office and warehouse) space ("New Lease") near the existing leased facility in Houston, Texas ("New Premises"). The new lease period will commence upon the completion of the construction of the New Premises, which the Company anticipates to be in October or November of 2006. The New Lease will expire on the five (5) year anniversary of the New Lease commencement date. The existing lease will be terminated upon acceptance of the New Premises by the Company in accordance with the terms of the New Lease.

The Company leases an incinerator facility located in Carthage, Texas for medical waste disposal. The lease agreement requires rental payments of $2,000 per month for the first year (year ended June 30, 2003) escalating by $6,000 per year (or $500 per month) each year thereafter until initial termination of the lease on June 30, 2012. The Company is required to pay additional rent equal to $0.02 per pound for all materials burned, treated, received or transferred at the incinerator facility exceeding 100,000 pounds per month. The Company is responsible for the cost of operating and maintaining the facility, including compliance with state and federal regulations. For accounting purposes, as a result of the lease escalation clause, the Company records lease expense for this facility on a straight-line basis over the life of the lease, which computes to $4,250 per month, or $51,000 per year.

ITEM 3. LEGAL PROCEEDINGS

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. Ameritech sold the assets of Ameritech representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. During January 2004, the Company secured a Garnishment Order against MedSolutions whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%, subject to the terms of the agreement by which MedSolutions purchased the Ameritech assets. A balloon payment of $137,721 due November 7, 2004, under the Garnishment Order, was not made by MedSolutions to the Company. It is the position of the Company that MedSolutions is currently in breach of the Garnishment Order. Additionally, the Company filed an amended suit, in August 2006, against Ameritech, its officers and directors (Jasper S. Howard, Alton H. Howard and Jonathon S. Howard) alleging fraudulent conveyance, fraud on creditors, civil conspiracy, breach of court order and conversion. Although the Company will continue to aggressively pursue collection of the outstanding amounts, no assurances can be made regarding ultimate collection.

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

In March 2005, the Company's wholly-own subsidiary Sharps Compliance, Inc., filed a lawsuit in Harris County District Court, Texas against Mr. Jodway (a former employee) and Attentus Medical Sales, Inc. ("Attentus"). The lawsuit claimed, (i) breach of a confidentiality agreement, (ii) misappropriation of trade secrets and (iii) tortuous interference with the Company's existing and prospective contracts and business relationships. On April 7, 2005, the defendant filed its answer and counter claims against Sharps Compliance, Inc. asserting breach of contract, quantum merit and violation of the Texas Payday Act. On September 19, 2005, the Company amended its pleadings and added claims asserting conversion, unjust enrichment, unfair competition and trademark infringement in violation of the Lanham Act, false advertising in violation of the Lanham Act, trademark dilution under the Texas Business and Commerce Code, and tortuous interference with existing and/or prospective customers. On July 6,

2006, the Company, Attentus and Mr. Jodway reached settlement on all matters related to this litigation and dismissed all claims against each other. In conjunction with the resolution of the matter, the Company entered into a business relationship whereby Attentus now markets and sells the Company's Sharps Disposal By Mail Systems(R) to its current and future customers.

In July 2006, the Company received a Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission ("EEOC") filed by a former employee, Sylvia Haist. The charge alleges sex discrimination and retaliation. Sylvia Haist was an employee of the Company from July 1998 until her termination in January 2006. The Company believes the charges to be totally without merit and frivolous. The Company has filed a response with the EEOC in the form of a position statement and believes the EEOC will rule in favor of the Company. The Company intends to vigorously defend itself against the erroneous allegations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2006, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information: During the two years ended June 30, 2006, the common stock of the Company has been quoted on the over-the-counter ("OTC") Bulletin Board under the symbol "SCOM". The Company's common stock has had limited trading volume, averaging approximately 78,000 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.

                                                              Common Stock
                                                        -----------------------
                                                         High             Low
                                                        -------         -------
          Fiscal Year Ending June 30, 2005
          --------------------------------
          First Quarter                                 $ 0.95           $ 0.57
          Second Quarter                                $ 1.20           $ 0.70
          Third Quarter                                 $ 1.15           $ 0.60
          Fourth Quarter                                $ 1.15           $ 0.75

          Fiscal Year Ending June 30, 2006
          --------------------------------
          First Quarter                                 $ 0.94           $ 0.60
          Second Quarter                                $ 0.85           $ 0.61
          Third Quarter                                 $ 1.05           $ 0.62
          Fourth Quarter                                $ 0.99           $ 0.85

          Fiscal Year Ending June 30, 2007
          --------------------------------
          First Quarter (September 7, 2006)             $ 0.98           $ 0.85


Stockholders: At September 7, 2006 there were 10,551,310 shares of common stock held by 191 holders of record with approximately 500 held in street name. The last reported sale of the common stock on September 7, 2006, was $ 0.85 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans:

                      Equity Compensation Plan Information

                                      Number of securities to be       Weighted average       Number of securities
                                        issued upon exercise of       exercise price of        remaining available
        Plan category                  outstanding options,          outstanding options,      for future issuance
                                         warrants and rights         warrants and rights
Equity compensation plans
  approved by security holders                 3,066,390                   $   0.91                    315,444
Equity compensation plans not
  approved by security holders                   637,500                       0.76                        N/A
                                               ---------                   --------                    -------
Total                                          3,703,890                   $   0.89                    315,444
                                               =========                   ========                    =======

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

                                                       Year Ended June 30,
                                             -----------------------------------
                                                  2006                  2005
                                             -------------         -------------
Total revenues                                     100%                  100%
Costs and expenses:
     Cost of revenues                              (57%)                 (61%)
     Selling, general and administrative           (37%)                 (39%)
     Depreciation and amortization                  (1%)                  (2%)
                                             -------------         -------------
Total operating expenses                           (96%)                (102%)
                                             -------------         -------------
Operating  profit (loss)                             4%                   (2%)
Interest income (expense), net                       0%                    0%
                                             -------------         -------------
Net income (loss)                                    4%                   (2%)
                                             =============         =============

YEAR ENDED JUNE 30, 2006 COMPARED TO YEAR ENDED JUNE 30, 2005

Total revenues for the year ended June 30, 2006 of $10,562,720 increased by $1,561,543, or 17%, over the total revenues for the year ended June 30, 2005 of $9,001,177. The increase in revenues is primarily attributable to an increase in billings in the Retail ($336,098), Hospitality ($220,112), Professional ($150,540), Agriculture ($136,971) and Pharmaceutical ($101,158) markets. These increases were partially offset by decreased billings in Health Care market of $83,639. The increase in the billings in the Retail market is a result of the increased use of our products in grocery stores and pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The increase billings in the Hospitality and Professional markets is being driven higher by demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The increased billings in the Agriculture market are a result of increased demand of the Sharps Disposal by Mail System by a customer who uses the product to facilitate the injection of dairy cattle. The increase in billings in the Pharmaceutical market is a result of the demand for the Sharps Disposal By mail System products in the clinical drug trial setting.

Cost of revenues for the year ended June 30, 2006 of $6,068,399 was 57% of revenues. Cost of revenues for the year ended June 30, 2005 of $5,499,355 was 61% of revenues for the corresponding period. The improvement in the gross margin (reduced cost of revenue) is a result of increased revenue and the mix of products sold.

Selling, general and administrative ("SG&A") expenses for the year ended June 30, 2006 of $3,957,652 increased by $437,607, or 12%, over the SG&A expenses for the year ended June 30, 2005. The increase in the SG&A expenses is primarily a result of increases in the following expenses, (i) compensation of $163,000,
(ii) professional fees of $179,000 and (iii) recruiting fees and other totaling $68,400 . The increase in compensation is a result of the increase in the number of the Company's sales persons hired to facilitate the Company's growth plans. The increase in professional fees is related to Company litigation and advisory fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $38,532 to $296,959 at June 30, 2006 from $258,427 at June 30, 2005. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $322,687, partially offset by, (i) additions to property and equipment of $175,188, (ii) additions to intangible assets of $63,258 and (iii) payments on capital lease obligations of $48,601.

Property and equipment, net, increased by $35,323 to $473,387 at June 30, 2006 from $438,064 at June 30, 2005. This increase is attributable to the purchase of, (i) software purchases and upgrades $77,241, (ii) incineration facility equipment installed of $56,375, (iii) computer equipment $22,572, (iv) operational tools and dies of $16,808 and (v) other of $2,192. These additions were partially offset by depreciation expense for 2006 of $139,865. The software purchases and upgrades and the computer equipment were purchased to accommodate new employees and the growing customer/revenue base. The incineration facility equipment additions were incurred to keep the facility operating efficiently. The costs incurred for operational tools and dies are for new and updated product designs.

The Company's obligations under capital leases (including current portion) decreased by $48,601 as of June 30, 2006 as compared to the June 30, 2005 balances. This decrease is attributable to the corresponding payments on such capital lease obligations.

Stockholder's equity increased by $395,556 from a deficit of $143,656 to equity of $251,900. This increase is attributable to, (i) fiscal year 2006 net income of $381,629, (ii) the effect of stock options exercised and (iii) the effect to equity of the acceleration of stock option vesting.

Management believes that the Company's current cash resources along with its $1.5 million line of credit will be sufficient to fund operations for the twelve months ended June 30, 2007.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly information for 2006 and 2005. We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

                                                                  Quarter Ended
                               ------------------------------------------------------------------------------------
                                September 30, 2004      December 31, 2004      March 31, 2005      June 30, 2005
                               ---------------------- ---------------------- ------------------- ------------------
Total revenues                   $      2,419,386         $   2,229,045        $   2,232,644       $   2,120,102
Cost of revenues                 $      1,387,544         $   1,330,947        $   1,398,141       $   1,382,723
Operating income (loss)          $        120,469         $      (4,356)       $     (97,500)      $    (194,296)
Net income (loss)                $        108,912         $      (9,135)       $     (96,219)      $    (196,658)
Net income (loss) per share      $           0.01         $       0.00         $       (0.01)      $       (0.02)
Weighted average shares -
 diluted                               10,887,750            10,538,144           10,538,144          10,543,794

                                                                  Quarter Ended
                               ------------------------------------------------------------------------------------
                                September 30, 2005      December 31, 2005      March 31, 2006      June 30, 2006
                               ---------------------- ---------------------- ------------------- ------------------
Total revenues                   $      2,660,112         $   2,663,376        $   2,531,210       $   2,708,022
Cost of revenues                 $      1,560,919         $   1,496,692        $   1,466,906       $   1,543,882
Operating income (loss)          $        171,806         $     171,119        $      (2,830)      $      37,110
Net income (loss)                $        164,532         $     166,972        $      (2,513)      $      52,638
Net income (loss) per share      $           0.02         $        0.02        $        0.00       $        0.00
Weighted average shares -
 diluted                               10,732,740            10,720,512           10,547,328          10,950,196

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123R"), Share-Based Payments. FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has elected to apply FAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For public entities that file as small business issuers, FAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005 (quarter ended September 30, 2006). Although, management has completed its evaluation of the effect that FAS 123R, the effect of the new standard to the Company's statement of operations beginning with the quarter ended September 30, 2006, will be significantly lower than that disclosed in its previous pro forma footnote disclosures as a result of the June 30, 2006 acceleration of vesting of unvested stock options previously awarded to employees, officers, and directors (See Notes 2 and 9 of the Notes to the Consolidated Financial Statements).

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS

No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on its financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on its financial position and results of operations.

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48 but does not believe the new standard will have a material impact on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company and the related report of the Company's independent registered public accounting firm thereon are included in this report and are referenced as pages F-1 to F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In order to effect a name change of UHY Mann Frankfort Stein & Lipp CPAs, LLP ("UHY-MFSL"), the partners of UHY-MFSL announced that they were joining a currently affiliated firm, UHY LLP (a New York limited liability partnership). Accordingly, UHY-MFSL notified the Company that it will provide audit services to the Company under the affiliated entity UHY LLP.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the information under the caption "Management" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission ("SEC") relating to its Annual Meeting of Stockholders to be held on November 9, 2006.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2006, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee is comprised of certain Directors who are not employees of the Company or any of its subsidiaries. Messrs. Zerrillo (Chairman) and Parker and are the current members of the Audit Committee. The Audit Committee meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls. The independent auditors have unrestricted access to the Audit Committee and vice versa.

The Company's Board has determined that Mr. Parker is an independent director who qualifies as an audit committee accounting expert, as that term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended.

The Company's Board adopted a Code of Ethics for all of our directors, officers and employees, as defined in Item 406 of Regulation S-K under the Securities Act of 1933, as amended. The Company's Code of Ethics was previously an exhibit to the Annual Report on Form 10-KSB. Individuals may also request a free copy of the Company's Code of Ethics from the Company's investor relations department. Additionally, the Company posted its Code of Ethics on its website (www.sharpsinc.com). The Company intends to disclose any amendments to, or waivers from, the provisions of its Code of Ethics within four business days of the amendment or waiver under of Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions "Management" and "Executive Compensation" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 9, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information under the captions "Security Ownership of Management" and "Certain Beneficial Owners" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 9, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 9, 2006.

ITEM 13. EXHIBITS

Exhibit
Number                          Description of Exhibit
------- ------------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization between U.S. Medical Systems, Inc., Sharps Compliance, Inc. and its Stockholders, dated February 27, 1998 (incorporated by reference from Exhibit 2.1 to Form 8-K, dated February 27, 1998).
3.1 Bylaws of Company (incorporated by reference from Exhibit 3.4 to Form 10-KSB, dated June 30, 1994).
3.2 Certificate of Elimination of the Series A 10% Voting Convertible Preferred Stock of Sharps Compliance Corp. (incorporated by reference from Exhibit 3.6 to Form 10-KSB, dated June 30, 1998).
4.1 Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form-10KSB, dated June 30, 1998).
10.1 Employment Agreement by and between Sharps Compliance Corp. and Dr. Burt Kunik effective January 1, 2003 (incorporated by reference from Exhibit
        10.35 to Form 10-QSB dated December 30, 2002).
10.2    Employment  Agreement by and between Sharps Compliance Corp. and  Ronald
        E. Pierce dated July 14, 2003 (filed herewith).
10.3 Employment Agreement by and between Sharps Compliance Corp. and David P. Tusa dated July 14, 2003 (filed herewith).
10.4    Employment Agreement by  and between Sharps Compliance Corp. and Michael
        D. Archer dated July 14, 2003 (filed herewith).
10.5 Exclusive Distributorship Agreement between Pro-Tec Containers, Inc. and Sharps Compliance, Inc., dated April 1, 1998 (incorporated by reference from Exhibit 10.31 to Form 10-KSB, dated June 30, 1998).
10.6 Purchase Agreement between Ivy Green Corporation and Sharps Compliance, Inc., dated June 19, 1998 (incorporated by reference from Exhibit 10.32 to Form 10-KSB, dated June 30, 1998).
10.7 Lease Agreement between Lakes Technology Center, Ltd. and Sharps Compliance, Inc., dated August 1, 1998 (incorporated by reference from
        Exhibit 10.33 to Form 10-KSB, dated June 30, 1998).
10.8 Severance Agreement between C. Lee Cooke, Jr. and Sharps Compliance Corp. (formerly known as - U.S. Medical Systems, Inc.), dated September 2, 1998 (incorporated by reference from Exhibit 10.34 to Form 10-KSB, dated June 30, 1998).
10.9 Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated June 21, 2004.
10.10 Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated August 19,2005.
10.11 Credit Agreement dated March 27,2006, by and between Sharps compliance Corp. and JPMorgan Chase Bank, N.A.
10.12 Line of Credit Note dated March 27, 2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A.
10.13 Security Agreement dated March 27, 2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A.
10.14 Lease Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd.
10.15 Lease Termination Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby I & II, Ltd.
14.1    Sharps Compliance Corp. Code of Ethics.
16.1 Letter regarding changes in Certifying Accountant to Arthur Andersen LLP, dated April 22, 1998 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated April 22, 1998).
16.2 Letter regarding changes in Certifying Accountant to Mann Frankfort Stein & Lipp CPAs L.L.P. (incorporated by reference from Exhibit 16.1 to Form 8-K, dated January 11, 2002).
31.1 Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2 Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1 Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2 Certification of Chief Fnancial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 9, 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGISTRANT:
                                      SHARPS COMPLIANCE CORP.

Dated: September 13, 2006             By: /s/ BURTON J. KUNIK
                                          --------------------------------------
                                          Dr. Burton J. Kunik
                                          Chairman of the Board,
                                          Chief Executive Officer and President

                                      By: /s/ DAVID P. TUSA
                                          --------------------------------------
                                          David P. Tusa
                                          Executive Vice President
                                          Chief Financial Officer, Business
                                          Development and Corporate Secretary

                                      By: /s/ RAMSAY GILLMAN
                                          --------------------------------------
                                          Ramsay Gillman
                                          Director

                                      By: /s/ JOHN R. GROW
                                          --------------------------------------
                                          John R. Grow
                                          Director

                                      By: /s/ PARRIS H. HOLMES, JR.
                                          --------------------------------------
                                          Parris H. Holmes, Jr.
                                          Director

                                      By: /s/ F.  GARDNER PARKER
                                          --------------------------------------
                                          F. Gardner Parker
                                          Director

                                      By: /s/ PHILIP C. ZERRILLO
                                          --------------------------------------
                                          Philip C. Zerrillo
                                          Director

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE
                                                                            ----
  Report of Independent Registered Public Accounting Firm .................. F-2

  Report of Independent Registered Public Accounting Firm .................. F-3

  Consolidated Balance Sheets as of June 30, 2006 and 2005 ................. F-4

  Consolidated Statements of Operations for the Years Ended
   June 30, 2006 and 2005 .................................................. F-5

  Consolidated Statements of Stockholders' Equity (Deficit) for the Years
   Ended June 30, 2006 and 2005 ............................................ F-6

  Consolidated Statements of Cash Flows for the Years Ended
   June 30, 2006 and 2005 .................................................. F-7

  Notes to Consolidated Financial Statements ............................... F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Sharps Compliance Corp. and Subsidiaries
Houston, Texas

We have audited the accompanying balance sheet of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY LLP

Houston, Texas
September 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Sharps Compliance Corp. and Subsidiaries
Houston, Texas

We have audited the accompanying balance sheet of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas
August 5, 2005

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                         June 30,
                                                                             --------------------------------
                                                                                   2006            2005
                                                                             ---------------  ---------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $     296,959    $     258,427
  Restricted cash                                                                   10,010           10,010
  Accounts receivable, net of allowance for doubtful accounts of
   $20,024 and 21,757, respectively                                                935,283          964,148
  Inventory                                                                        325,688          368,495
  Prepaid and other assets                                                          88,348           79,320
                                                                             ---------------  ---------------
    TOTAL CURRENT ASSETS                                                         1,656,288        1,680,400

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $790,397
 and $650,532, respectively                                                        473,387          438,064

INTANGIBLE ASSETS, net of accumulated amortization of  $116,805 and
 $102,195, respectively                                                             60,427           11,779
                                                                             ---------------  ---------------
TOTAL ASSETS                                                                 $   2,190,102    $   2,130,243
                                                                             ===============  ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                           $     526,582    $     567,398
  Accrued liabilities                                                              262,219          283,953
  Deferred revenue                                                                 826,764          996,597
  Current maturities of capital lease obligations                                   40,260           48,558
                                                                             ---------------  ---------------
    TOTAL CURRENT LIABILITIES                                                    1,655,825        1,896,506

LONG-TERM DEFERRED REVENUE                                                         211,568          272,781

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities                          1,809           42,112

RENT ABATEMENT                                                                      69,000           62,500
                                                                             ---------------  ---------------
    TOTAL LIABILITIES                                                            1,938,202        2,273,899

COMMITMENTS                                                                              -                -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.01 par value per share; 20,000,000 shares authorized;
   10,551,310 and 10,547,311 shares issued and outstanding, respectively           105,513          105,473
  Additional paid-in capital                                                     7,478,268        7,464,381
  Accumulated deficit                                                           (7,331,881)      (7,713,510)
                                                                             ---------------  ---------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           251,900         (143,656)
                                                                             ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $   2,190,102    $   2,130,243
                                                                             ===============  ===============



           See accompanying notes to consolidated financial statements

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended June 30,
                                                   -------------------------
                                                        2006         2005
                                                   ------------ ------------
REVENUES
 Product                                           $10,143,651  $ 8,637,397
 Environmental services                                394,318      331,103
 Consulting services                                    24,751       32,677
                                                    -----------  -----------
   TOTAL REVENUES                                   10,562,720    9,001,177

COSTS AND EXPENSES
 Cost of revenues                                    6,068,399    5,499,355
 Selling, general and administrative                 3,957,653    3,520,045
 Depreciation and amortization                         154,475      157,460
                                                    -----------  -----------
   TOTAL COSTS AND EXPENSES                         10,180,527    9,176,860
                                                    -----------  -----------

OPERATING INCOME (LOSS)                                382,193     (175,683)

OTHER INCOME (EXPENSE)
 Interest income                                        12,314        5,450
 Interest expense                                      (12,878)     (22,867)
                                                    -----------  -----------
NET INCOME (LOSS)                                  $   381,629  $  (193,100)
                                                    ===========  ===========
NET INCOME (LOSS) PER COMMON SHARE
 Basic                                             $       .04  $      (.02)
                                                    ===========  ===========
 Diluted                                           $       .03  $      (.02)
                                                    ===========  ===========
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
 INCOME (LOSS) PER COMMON SHARE
 Basic                                              10,547,846   10,539,215
 Diluted                                            10,953,831   10,539,215



           See accompanying notes to consolidated financial statements

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    Total
                                             Common Stock         Additional                     Stockholders'
                                         ---------------------     Paid-in        Accumulated      Equity
                                           Shares     Amount       Capital          Deficit       (Deficit)
                                         ----------- ---------    -----------     ------------   ------------
Balances, July 1, 2004                   10,538,144   $105,381    $ 7,457,639     $(7,520,410)   $   42,610

Exercise of stock options                     9,167         92          6,742               -         6,834


Net loss                                          -          -              -        (193,100)     (193,100)
                                         ----------- ---------    -----------     ------------   ------------
Balances, June 30, 2005                  10,547,311    105,473      7,464,381      (7,713,510)     (143,656)

Exercise of stock options                     3,999         40          2,852              -          2,892

Accelerated vesting of stock options                                   11,035                        11,035

Net income                                        -          -              -         381,629       381,629
                                         ----------- ---------    -----------     ------------   ------------
Balances, June 30, 2006                  10,551,310   $105,513    $ 7,478,268     $(7,331,881)   $  251,900
                                         =========== =========    ===========     ============   ============



           See accompanying notes to consolidated financial statements

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended June 30,
                                                                     ---------------------
                                                                        2006       2005
                                                                     ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                   $  381,629 $ (193,100)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                        154,475    157,460
   Stock option acceleration expense                                     11,035          -
   Bad debt expense                                                           -      8,771
   Loss on disposal of equipment                                              -        126
 Changes in operating assets and liabilities:
   Decrease in restricted cash                                                -      4,668
   Decrease in accounts receivable                                       28,865      8,489
   Decrease in inventory                                                 42,807     24,743
   (Increase) decrease in prepaid and other assets                       (9,028)    59,478
   Decrease in accounts payable and accrued liabilities                 (56,050)   (62,745)
   Increase (decrease) in deferred revenue                             (231,046)   286,525
                                                                     ---------- ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                          322,687    294,415

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                 (175,188)   (64,333)
   Proceeds from the disposal of property and equipment                       -     18,026
   Intangible Assets                                                    (63,258)    (2,341)
                                                                     ---------- ----------
     NET CASH USED IN INVESTING ACTIVITIES                             (238,446)   (48,648)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                 -    (31,675)
   Net payments on working capital bank debt                                  -   (165,083)
   Payments on capital lease obligations                                (48,601)   (40,219)
   Proceeds from exercising of stock options                              2,892      6,834
                                                                     ---------- ----------
     NET CASH USED IN FINANCING ACTIVITIES                              (45,709)  (230,143)
                                                                     ---------- ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                38,532     15,624

CASH AND CASH EQUIVALENTS, beginning of year                            258,427    242,803
                                                                     ---------- ----------
CASH AND CASH EQUIVALENTS, end of year                               $  296,959 $  258,427
                                                                     ========== ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest                                              $   12,879 $   22,867
                                                                     ========== ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:

 Property and equipment additions acquired under
  capital lease obligations                                          $        - $    8,930
                                                                     ========== ==========




           See accompanying notes to consolidated financial statements

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


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

The Sharps Secure(R)Needle Disposal System is the first commercially available wall mounted needle collection and disposal by mail system specifically designed for the retail and industrial markets. The system is mounted on the wall inside of public restrooms to provide a visible collection point for self-injectors to safely and privately dispose of used needles, which are often discarded in the public waste at commercial and office buildings. The system consists of a Sharps Disposal by Mail System(R) needle collection container, housed in the newly designed (patent pending) Sharps Secure(TM) metal collection cabinet. The wall-mounted cabinet, which is manufactured from heavy gauge metal, has been designed with numerous safety features to ensure that needles properly disposed of will not present a hazard.

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

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BACKGROUND (continued)

The Trip LesSystem(R)is a solution for the home healthcare (commercial) industry that will eliminate multiple trips to the patient's home by providers after treatment has been completed. The Trip LesSystem(R) has combined two complete programs for return and disposal. All systems contain the Sharps Disposal by Mail System(R) along with either (i) a prepaid pump return box or (ii) a Pitch-It(TM) IV Pole system, depending on the patient's therapy.

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

Sharps Environmental Services provides environmental solutions for customers with a wide variety of waste disposal needs. Destruction and disposals are the primary services which are available to the Company's affiliates, as well as to its and other customers and includes destruction and disposal of, among other things, (i) medical waste, (ii) legal and confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service also allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems(R) and allows the Company to provide its proprietary SharpsTracer(TM). The Company has an agreement with the City of Carthage and Panola County, Texas to manage and operate the Panola County Resources Recovery Facility, a municipally owned incinerator. The agreement expires June 30, 2012. The Company has the option of extending the lease through July 30, 2022.

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

Concentration of Customers and Suppliers: Although, Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers, which are primarily distributors. For the year ended June 30, 2006, three customers represented approximately 48% of revenues. Those same three customers represented approximately 38%, or $378,939 of the total accounts receivable balance at June 30, 2006. For the year ended June 30, 2005, two customers represented approximately 47% of revenues. Those same two customers

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BACKGROUND (continued)

represented approximately 42%, or $409,000 of the total accounts receivable balance at June 30, 2005. The Company may be affected by its dependence on a limited number of high volume customers. Management believes that the risk is mitigated by, (i) the contractual relationships with the end user of the products and reputation of Sharps' major customers, (ii) a loss of any distributor does not necessarily mean the loss of the underlying customer base of that distributor for the Company's products and (iii) the continued diversification of the Company's products and services.

Currently, Sharps sole-sources transportation with the USPS, which consists of delivering the Sharps Disposal by Mail System(R) from the end user to the Company's leased incineration facility. The Company recently entered into an arrangement with United Parcel Service Inc. ("UPS") whereby UPS has agreed to transport the Company's Sharps Disposal by Mail System(R) products from the end user to the Company's leased incineration facility. The Company expects to be offering a UPS product to its current and future customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by the new arrangement with UPS and its long-standing business relationship with the USPS.

Liquidity: Until fiscal year 2006, Sharps has incurred annual operating losses. The future success of Sharps is dependent upon many factors, including environmental regulation, continuity of its distributorship and customer agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company's current financial resources, including cash on hand and its line of credit with JPMorgan Chase Bank, N.A., will be sufficient to fund operations through fiscal year 2007. There can be no assurance that the Company will be able to obtain additional financing, if necessary, on acceptable terms to fund operations beyond that time frame; however, management believes that it would be successful in raising such financing, if necessary.

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

The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation, or "FDIC". Accounts are guaranteed by the FDIC up to $100,000. The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions. The Company has not experienced any losses in such accounts.

Accounts Receivable: Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.

Inventory: Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost using the average cost method or market. At June 30, 2006 total inventory was $325,688 of which $162,634 was finished goods and $163,054 was raw materials. At June 30, 2005 total inventory was $368,495 of which $206,830 was finished goods and $161,665 was raw materials.

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. When assets are retired or otherwise disposed

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period. During the years ended June 30, 2006 and 2005, the Company recorded depreciation expense of $139,865 and $156,847, respectively.

Intangible Assets: Intangible assets consist of (i) permit costs related to the Company's leased incineration facility in Carthage, Texas and (ii) three patents, two acquired in June 1998 and one in November 2003. The permit costs are being amortized over the remaining initial term of the corresponding incinerator lease. The two patents acquired in June 1998 have been amortized over their estimated useful lives of five years and were fully amortized during the year ended June 30, 2003. The one patent acquired in November 2003 is being amortized over its estimated useful life of seventeen years. During the years ended June 30, 2006 and 2005, the Company recorded amortization expense of $14,610 and $613, respectively. Accumulated amortization at June 30, 2006 and 2005 was $116,805 and $102,195, respectively. Future amortization for intangible assets is as follows: $14,610, $14,610, $14,610, $6,663, $819 and $9,115 for the
years  ending  June  30,  2007,   2008,   2009,   2010,  2011,  and  thereafter,
respectively, for a total amortization of $60,427.

Stock-Based Compensation: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", but elected to continue to account for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations in accounting for its stock option plan (see Note 9). While the Company continues to use APB No. 25 (through the quarter ended June 30, 2006), pro forma information regarding net income
(loss) and earnings per share is required under SFAS No. 123R, "Accounting for Share-Based-Payment Arrangements", including that the information be determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123R.

The Company uses the Black-Scholes option valuation model to value options granted. Because changes in input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The Company used the following weighted-average assumptions for options granted during the years ended June 30, 2006 and 2005, as follows: risk-free interest rates of 4.7% and 3.74%, respectively, expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 114% and 75.1%, respectively; and a weighted-average expected life of the options of 3.4 and 3.9 years, respectively.

Had compensation expense for stock based compensation been determined consistent with the provisions of SFAS No. 123 (and as amended by SFAS No. 148), the Company's net income (loss) would have been as follows:

                                                             Year Ended June 30,
                                                           ---------------------
                                                               2006       2005
                                                           ---------- ----------
Net income (loss), as reported                             $ 381,629  $(193,100)
Less: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects        $(724,361) $(298,075)
                                                           ========== ==========
Net loss, pro forma                                        $(342,732) $(491,175)
                                                           ========== ==========
Diluted net income (loss) per share, as reported           $   0 .03  $   (0.02)
                                                           ========== ==========
Diluted net loss per share, pro forma                      $   (0.03) $   (0.05)
                                                           ========== ==========

Stock options issued to consultants or advisors in exchange for services (other than those related to an equity offering) are valued utilizing the Black-Scholes option valuation model and expensed over the corresponding service period.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On June 20, 2006, the Company's Board of Directors approved the accelerated vesting of unvested stock options previously awarded to employees, officers, and directors as of June 30, 2006 in light of new accounting regulations that will take effect on July 1, 2006 (see third paragraph below).

As a result of the vesting acceleration, options to purchase 757,696 shares of Company common stock, which would otherwise have vested over the next one to three years, became exercisable effective June 30, 2006. Based upon the closing stock price of the Company's common stock on June 30, 2006 of $0.85 per share, fifty-two percent (52%), or 391,028, of the total accelerated common stock options are "in-the-money" and have exercise prices ranging from $0.52 to $0.84 per share. Thirty percent (30%), or 226,666, of the total accelerated stock options have an exercise price of $0.85 per share. Eighteen percent (18%), or
140,001,   of  the  total   accelerated  stock  options  are  "under  water"  or
"out-of-the-money"  and have  exercise  prices  ranging  from $0.86 to $1.15 per share. Of the accelerated options, 328,408 options are held by executive officers (of which 161,741 are "in-the-money"), 246,774 options are held by non-employee directors (of which 133,441 are "in-the-money"), and 182,514 options are held by other employees (of which 95,846 are "in-the- money"). In addition to the above, the vesting of annual grants to non-employee directors totaling 260,000 stock options, granted on June 28, 2006, was also accelerated.

Under the recently issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), the Company would be required to apply the expense recognition provisions beginning July 1, 2006. As a result of the acceleration, the Company eliminated future stock option expense of approximately $232,000 in fiscal 2007, $132,000 in fiscal 2008, and $55,000 in fiscal 2009 on a pre-tax basis, based upon the Company's value calculations using the Black-Scholes methodology. The acceleration resulted in the recording of non-cash compensation expense of $11,035 in the quarter ending June 30, 2006.

SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has elected to apply SFAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For public entities that file as small business issuers (such as the Company), SFAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005 (quarter ended September 30, 2006). The Company will recognize compensation expense under SFAS 123R beginning with the quarter ended September 30, 2006.

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

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Fees and Costs: The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenues.

Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $22,187 and $33,880 for the years ended June 30, 2006 and 2005, respectively.

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

Employee Benefit Plans: In addition to group health related benefits, The Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were $20,954 and $3,571 for the years ended June 30, 2006 and 2005, respectively, and are included in selling and administrative expenses. For purposes of the group health benefit plan, the Company self-insures an amount equal to the excess of the employees' deductible ($1,000 for individual and $4,000 for family coverage) up to the amount by which the third party insurance begins coverage ($4,000 for individual and $8,000 for family coverage).

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

Net Income (Loss) Per Share: Earnings per share ("EPS") data for all years presented has been computed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", that requires a presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period adjusted for preferred stock dividends, if any. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Options outstanding during each year have not been included in the calculation of diluted EPS, as they would have an anti-dilutive effect on EPS.

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

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications: Certain items in the 2005 Consolidated Financial Statements have been reclassified to conform with the 2006 presentation.

Recent Accounting Pronouncements: In December 2004, the FASB issued Statement No. 123 (revised 2004) ("FAS 123R"), Share-Based Payments. FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company has elected to apply FAS 123R on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For public entities that file as small business issuers, FAS 123R is effective as of the beginning of the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005 (quarter ended September 30, 2006). Although management has completed its evaluation of the effect that FAS 123R, the effect of the new standard to the Company's statement of operations beginning with the quarter ended September 30, 2006, will be significantly lower than that disclosed in its previous pro forma footnote disclosures as a result of the June 30, 2006 acceleration of vesting of unvested stock options previously awarded to employees, officers, and directors (See Notes 2 and 9 of the Notes to the Consolidated Financial Statements).

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

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of 2008. Management is currently evaluating the requirements of FIN No. 48 but does not believe the new standard will have a impact on the consolidated financial statements.

NOTE 3 - ACCOUNT RECEIVABLE AND INVENTORY WRITE-DOWN

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for services provided by the Company in 2002. Ameritech sold the assets of Ameritech representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions") in November 2003. During January 2004, the Company secured a Garnishment Order against MedSolutions whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%, subject to the terms of the agreement by which MedSolutions purchased the

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 3 - ACCOUNT RECEIVABLE AND INVENTORY WRITE-DOWN (continued)

Ameritech assets. A balloon payment of $137,721 due November 7, 2004, under the Garnishment Order, was not made by MedSolutions to the Company. It is the position of the Company that MedSolutions is currently in breach of the Garnishment Order. Additionally, the Company filed an amended suit, in August 2006, against Ameritech, its officers and directors (Jasper S. Howard, Alton H. Howard and Jonathon S. Howard) alleging fraudulent conveyance, fraud on creditors, civil conspiracy, breach of court order and conversion. Prior to year ending June 30, 2003, the Company wrote-off all outstanding amounts due from Ameritech. Any recovery that may be received by the Company will be reduced by collection-related legal fees estimated at thirty-five percent of any amounts collected plus expenses. Although the Company will continue to aggressively pursue collection of the outstanding amounts, no assurances can be made regarding ultimate collection.

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2006 and 2005, property and equipment consisted of the following:

                                                                      June 30,
                                                       ------------------------------------
                                   Useful Life              2006                2005
                                  ----------------     ----------------    ----------------
Furniture and fixtures             3 to 5 years        $        25,026     $        23,903
Equipment                               5 years                250,058             226,629
Manufacturing                          15 years                221,636             221,636
Computers and software             3 to 5 years                543,963             444,150
Leasehold improvements                  3 years                223,101             172,278
                                                       ----------------    ----------------
                                                             1,263,784           1,088,596
Less:  accumulated depreciation                                790,397             650,532
                                                       ----------------    ----------------
Net property and equipment                             $       473,387     $       438,064
                                                       ================    ================

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

On March 27, 2006, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. which provides for a $1.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) for working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.75 %. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2008, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders' commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of June 30, 2006, there were no borrowings under this Line Of Credit Facility and the Company was in compliance with all loan covenants.

The above noted Line of Credit Facility replaces the Company's previous arrangement with a financial institution for a $1.25 million asset-based (accounts receivable factoring) line of credit.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

                                                                  June 30,
                                                              -----------------
                                                                 2006     2005
                                                              -------- --------
Capital lease for the purchase of accounting and
 operating system software and hardware, due in
 monthly installments of $4,061, interest imputed
 at 21% through February 2007                                 $30,160  $68,313

Capital lease for purchase of phone system due in
 monthly installments of $455, interest imputed at
 12% through August 2007                                        5,916   10,368

Capital lease for purchase of copier/printer due
 in monthly installments of $157, interest imputed
 at 21% through August 2006                                       155    1,811

Capital lease for purchase of phone system
 upgrades due in monthly installments of $157,
 interest imputed at 16% through December 2007                  2,530    3,905

Capital lease for purchase of forklift due in
 monthly installments of $290, interest imputed at
 11% through June 2007                                          3,308    6,273
                                                              -------- --------
                                                               42,069   90,670
Less: current portion                                          40,260   48,558
                                                              -------- --------
                                                              $ 1,809  $42,112
                                                              ======== ========

Minimum future lease payments for each of the next five years and in the aggregate are as follows:

         Year Ending June 30,
         --------------------
                 2007                                         $43,469
                 2008                                           1,853
                                                              --------
         Total future minimum lease payments                   45,322
         Less: amount representing interest                     3,253
                                                              --------
         Present value of future minimum lease payments        42,069
         Less: current maturities                              40,260
                                                              --------
         Long-term portion of capital lease obligations       $ 1,809
                                                              ========

The following describes leased equipment held under capital leases:

                                                                   June 30,
                                                              -----------------
                                                                2006      2005
                                                              -------- --------
Equipment                                                     $ 34,954 $ 34,954
Computers and accounting software                              138,450  138,450
                                                              -------- --------
                                                               173,404  173,404
Less:  accumulated amortization                                111,492   76,443
                                                              -------- --------
Net equipment under capital lease                             $ 61,912 $ 96,961
                                                              ======== ========

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005


NOTE 7 - INCOME TAXES

The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the years ended June 30, 2006 and 2005 are as follows:

                                                         Year Ended June 30,
                                                         -------------------
                                                            2006      2005
                                                         --------   --------
Statutory rate                                              34.0%    (34.0)%
State income taxes, net                                     99.3      (3.0)
Meals and entertainment                                      5.1      11.7
Expiration of net operating losses                          60.3       0.0
Adjustment of net operating losses due to Internal
  Revenue Code ss.382 Limitation                           415.4       0.0
Change in valuation allowance                             (618.8)     24.8
Other                                                        4.7       0.5
                                                         --------   --------
                                                               -%         -%
                                                         ========   ========

State income taxes were adjusted based on a review of available net operating loss carryforwards and the recent changes made to the state tax law in Texas. The net operating loss carryforwards were fully reserved in the valuation allowance. Therefore, the expiration of net operating losses is offset by changes in the valuation allowance.

At June 30, 2006 and 2005, significant components of deferred tax assets and liabilities are approximated as follows:

                                                                June 30,
                                                       ---------------------
                                                           2006       2005
                                                       ----------  ---------
Deferred tax assets relating to:
 Accounts receivable allowance                         $    6,808  $   8,050
 Deferred revenue                                         353,033    469,669
 Contribution Carryover                                         -      1,036
 Net operating loss carryforwards and
  other credits                                         1,921,863  4,114,250
                                                       ----------  ---------
   Total deferred tax assets                            2,281,704  4,593,005

Deferred tax liabilities related to:
 Depreciation differences                                 (23,378)   (27,802)
                                                       ----------  ---------
                                                        2,258,326  4,565,203
Valuation allowance                                    (2,258,326)(4,565,203)
                                                       ----------  ---------
Net deferred tax                                       $        -  $       -
                                                       ==========  =========


At June 30, 2006, the Company had total net operating loss carryforwards for income tax purposes of approximately $10.2 million. The carryforwards will begin to expire in 2010 if not otherwise used. There is a limitation under Internal Revenue Code ss.382 on the Company's net operating losses prior to 1998. This limitation will result in $4.6 million of losses expiring unused. Therefore, only $5.6 million of the Company's net operating loss carryforwards are available for use in future years. A valuation allowance has been established to fully offset the Company's deferred tax assets due to the Company's history of losses since inception.

In May 2006, the state of Texas enacted a new law that substantially changes its tax system. The law replaces the taxable-capital and earned surplus components of the current franchise tax with a new tax that is based on modified gross revenue. This new tax is referred to as the "Margin Tax" and is effective January 1, 2007. The Company has assessed the impact of the change in tax law and does not believe it will have a material effect on the Company's financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 8 - STOCK TRANSACTIONS

The following represents the significant stock transactions for the years ending June 30, 2006 and 2005. In May 2005 stock options to purchase 9,167 of common shares were exercised. Total proceeds to the Company were $6,834. In March and June 2006 stock options to purchase 1,499 and 2,500, respectively, of common shares were exercised. Total proceeds to the Company were $2,852. In June 2006, the Company accelerated vesting of unvested stock options resulting in compensation expense of $11,035. (See Note 2 - Stock-Based Compensation).

NOTE 9 - STOCK OPTIONS

The Company sponsors a Stock Plan (the "Plan") covering employees, consultants and non-employee directors. The Plan, as amended, provides for the granting of options to purchase up to 3,500,000 shares of the Company's common stock of which 3,066,390 are outstanding as of June 30, 2006. The Company also has issued 637,500 non-Plan options to purchase common stock. Options granted generally vest over a period of three years and expire seven years after the date of grant.

The following summary of activity for all stock options during the years ended June 30, 2006 and 2005 is presented in the table below:
                                                                Weighted
                                                                Average
                                               Options          Exercise
                                             Outstanding         Price
                                            -------------     ----------
Balance, July 1, 2004                          3,521,390       $  0.94
  Granted                                        541,000       $  0.85
  Exercised                                       (9,167)      $  0.75
  Forfeited or Canceled                         (645,833)      $  1.25
                                            -------------

Balance, June 30, 2005                         3,407,390       $  0.94
  Granted                                        393,500       $  0.79
  Exercised                                       (3,999)      $  0.72
  Forfeited or Canceled                          (93,001)      $  1.27
                                            -------------

Balance, June 30, 2006                         3,703,890       $  0.88
                                            =============
Exercisable at June 30, 2006                   3,703,890       $  0.88


As of June 30, 2006 and 2005, there were 315,444 and 230,110 options, respectively, available for grant under the Plan.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

The following table summarizes information about stock options outstanding as of June 30, 2006:

                            Options Outstanding And Exercisable
                     ----------------------------------------------
                                         Weighted
                                         Average        Weighted
    Range of          Outstanding      Remaining         Average
    Exercise             as of             Life         Exercise
     Price           June 30, 2006      (in Years)        Price
-----------------    ---------------   -------------   ------------
 $0.50 - $1.00            2,726,390        4.47        $      0.75
 $1.01 - $1.50              762,500        2.64               1.17
 $1.51 - $2.00              215,000        2.82               1.53
                     ---------------                   ------------
                          3,703,890        4.00        $      0.88
                     ===============                   ============


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company currently leases 10,634 square feet of rentable (office and warehouse) space in Houston, Texas. On July 13, 2006 Sharps executed a new lease agreement for 18,231 square feet of rentable (office and warehouse) space ("New Lease") near the existing leased facility in Houston, Texas ("New Premises"). The new lease period will commence upon the completion of the construction of the New Premises, which is anticipated to be in October or November of 2006. The New Lease will expire on the five (5) year anniversary of the New Lease commencement date. The existing lease will be terminated upon acceptance of the New Premises by the Company in accordance with the terms of the New Lease. The Company also leases an incinerator facility located in Carthage, Texas for medical waste disposal. The lease agreement requires rental payments of $2,000 per month for the first year (year ended June 30, 2003) escalating by $6,000 per year (or $500 per month) each year thereafter until initial termination of the lease on June 30, 2012. The Company is required to pay additional rent equal to $0.02 per pound for all materials burned, treated, received or transferred at the incinerator facility exceeding 100,000 pounds per month. The incineration fee has not been included in the table below. Rent expense for the years ended June 30, 2006 and 2005 was $184,313 and $189,806, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2006, including the lease commitment related to the lease executed on July 13, 2006, are as follows:

        Year Ending June 30,
        --------------------
                2007                   $  269,249
                2008                      303,417
                2009                      301,867
                2010                      306,660
                2011                      312,660
                Thereafter                138,165
                                       -----------
                                       $1,632,018
                                       ===========

For accounting purposes, the Company records lease expense for the incinerator facility on a straight-line basis over the life of the lease that computes to $4,250 per month, or $51,000 per year. As a result, a deferred portion (rent abatement) is recorded, which, at June 30, 2006 was $69,000 and is reflected in the Company's Consolidated Balance Sheet.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Former Employee Matters:

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

In July 2006, the Company received a Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission ("EEOC") filed by a former employee, Sylvia Haist. The charge alleges sex discrimination and retaliation. Sylvia Haist was an employee of the Company from July 1998 until her termination in January 2006.

The Company believes the charges to be totally without merit and frivolous. The Company has filed a response with the EEOC in the form of a position statement and believes the EEOC will rule in favor of the Company. The Company intends to vigorously defend itself against the erroneous allegations.

Attentus Medical Sales, Inc. Matter: In March 2005, the Company's wholly-own subsidiary Sharps Compliance, Inc., filed a lawsuit in Harris County District Court, Texas against Mr. Jodway (a former employee) and Attentus Medical Sales, Inc. ("Attentus"). The lawsuit claimed, (i) breach of a confidentiality agreement, (ii) misappropriation of trade secrets and (iii) tortuous interference with the Company's existing and prospective contracts and business relationships. On April 7, 2005, the defendant filed its answer and counter claims against Sharps Compliance, Inc. asserting breach of contract, quantum merit and violation of the Texas Payday Act. On September 19, 2005, the Company amended its pleadings and added claims asserting conversion, unjust enrichment, unfair competition and trademark infringement in violation of the Lanham Act, false advertising in violation of the Lanham Act, trademark dilution under the Texas Business and Commerce Code, and tortuous interference with existing and/or prospective customers. On July 6, 2006, the Company, Attentus and Mr. Jodway reached settlement on all matters related to this litigation and dismissed all claims against each other. In conjunction with the resolution of the matter, the Company entered into a business relationship whereby Attentus now markets and sells the Company's Sharps Disposal By Mail Systems(R) to its current and future customers.