Form 10QSB
period 2006-09-30
SHARPS COMPLIANCE CORP
filed 2006-11-09
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,652,298 shares of Common Stock, $0.01 par value as of November 7, 2006.


Transitional Small Business Disclosure Format (check one): Yes [] No [X]


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES


                                      INDEX
                                                                                                PAGE
PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets..................................................3

         Condensed Consolidated Statements of Income............................................4

         Condensed Consolidated Statements of Cash Flows .......................................5

         Notes to Condensed Consolidated Financial Statements ..................................6

Item 2.  Management's  Discussion  and  Analysis  or  Plan  of
         Operation.............................................................................11

Item 3.  Controls and Procedures...............................................................15

PART II          OTHER INFORMATION

Item 1.   Legal Proceedings ...................................................................16

Item 6.  Exhibits and Reports on Form 8-K......................................................17

SIGNATURES.....................................................................................18


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,          June 30,
                                                                                                   2006                 2006
                                                                                             ---------------      ----------------
                                                                                               (Unaudited)
                                            ASSETS
CURRENT ASSETS
    Cash and cash equivalents ...............................................................$       354,463      $        296,959

    Restricted cash .........................................................................         10,010                10,010
     Accounts receivable, net of allowance for doubtful accounts of $20,210 and 20,024,
     respectively ...........................................................................      1,211,731               935,283
     Inventory ..............................................................................        400,508               325,688

     Prepaid and other assets ...............................................................        130,189                88,348
                                                                                             ---------------      ----------------
       TOTAL CURRENT ASSETS .................................................................      2,106,901             1,656,288


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $839,141 and $790,397,
   respectively .............................................................................        466,850               473,387

INTANGIBLE ASSETS, net of accumulated amortization of $112,273 and $116,805, respectively....         66,029                60,427
                                                                                             ---------------      ----------------

TOTAL ASSETS ................................................................................$     2,639,780      $      2,190,102
                                                                                             ===============      ================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ........................................................................$       503,086      $        526,582
    Accrued liabilities .....................................................................        322,035               262,219
    Deferred revenue.........................................................................        913,289               826,764
    Current maturities of capital lease obligations..........................................         28,265                40,260
                                                                                             ---------------      ----------------
       TOTAL CURRENT LIABILITIES ............................................................      1,766,675             1,655,825

LONG-TERM DEFERRED REVENUE ..................................................................        241,552               211,568

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities .................................            465                 1,809

RENT ABATEMENT ..............................................................................         69,750                69,000
                                                                                             ---------------      ----------------

       TOTAL LIABILITIES.....................................................................      2,078,442             1,938,202

COMMITMENTS .................................................................................
                                                                                                           -                     -

STOCKHOLDERS' EQUITY
    Common stock, $0.01 par value per share; 20,000,000 shares authorized; 10,586,310 and
     10,551,310 shares issued and outstanding, respectively .................................        105,863               105,513
    Additional paid-in capital ..............................................................      7,495,768             7,478,268
    Accumulated deficit .....................................................................     (7,040,293)           (7,331,881)
                                                                                             ---------------      ----------------
       TOTAL STOCKHOLDERS' EQUITY............................................................        561,338               251,900
                                                                                             ---------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................................$     2,639,780      $      2,190,102
                                                                                             ===============      ================

 The accompanying notes are an integral part of these condensed consolidated financial statements.



                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                        For the Three Months
                                                                                        Ended September 30,
                                                                               ------------------------------------
                                                                                    2006                  2005
                                                                               ----------------      --------------
                                                                                             (Unaudited)
REVENUES
  Product .............................................................       $      2,921,298      $     2,604,385
  Environmental services ..............................................                 69,586               55,727
                                                                              -----------------     ---------------
     TOTAL REVENUES ...................................................              2,990,884            2,660,112

COSTS AND EXPENSES
  Cost of revenues ....................................................              1,693,588            1,560,919
  Selling, general and administrative .................................                954,422              894,524
  Depreciation and amortization .......................................                 44,212               32,863
                                                                              -----------------     ---------------
     TOTAL COSTS AND EXPENSES .........................................              2,692,222            2,488,306
                                                                              -----------------     ---------------


OPERATING INCOME ......................................................                298,662              171,806

OTHER INCOME (EXPENSE)
  Interest income .....................................................                  3,549                2,147
  Interest expense ....................................................                 (1,909)              (3,916)
                                                                              -----------------     ---------------

NET INCOME BEFORE INCOME TAXES ........................................                300,302              170,037

INCOME TAXES ..........................................................                 (8,714)              (5,505)
                                                                              -----------------     ---------------

NET INCOME.............................................................       $        291,588      $       164,532
                                                                              =================     ===============


NET INCOME PER COMMON SHARE

  Basic ...............................................................       $            .03      $           .02
                                                                              =================     ===============

  Diluted .............................................................       $            .03      $           .02
                                                                              =================     ===============



WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON
  SHARE:

  Basic ...............................................................             10,562,723           10,547,311
  Diluted .............................................................             10,991,339           10,732,740

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Three Months Ended September 30,
                                                                                ---------------------------------------
                                                                                      2006                   2005
                                                                                ----------------       ----------------
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .............................................................     $        291,588     $          164,532
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ........................................               44,212                 32,863
     Bad debt expense .....................................................                  186                    425
   Changes in operating assets and liabilities:
     Increase in accounts receivable ......................................             (276,634)              (237,807)
     (Increase) decrease in inventory .....................................              (74,820)                46,703
     Increase in prepaid and other assets .................................              (41,841)               (85,466)
     Increase in accounts payable and accrued liabilities .................               37,070                  2,979
     Increase in deferred revenue .........................................              116,509                 99,222
                                                                                 ---------------       ----------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................               96,270                 23,451


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment ..................................              (42,207)                (7,905)
     Purchase of intangible assets.........................................               (1,070)                     -
                                                                                 ---------------       ----------------
      NET CASH USED IN INVESTING ACTIVITIES ...............................              (43,277)                (7,905)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital lease obligations ................................              (13,339)               (11,326)
     Proceeds from exercising of stock options ............................               17,850                      -
                                                                                 ---------------       ----------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               4,511                (11,326)
                                                                                 ---------------       ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................               57,504                  4,220

CASH AND CASH EQUIVALENTS, beginning of period ............................              296,959                258,427
                                                                                 ---------------       ----------------

CASH AND CASH EQUIVALENTS, end of period ..................................     $        354,463      $         262,647
                                                                                 ===============       ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest .................................................     $          1,909      $           3,916
                                                                                 ===============       ================


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BACKGROUND

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

NOTE 2 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and with instructions to Form 10-QSB. Accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2006 and the results of its operations and cash flows for the three months ended September 30, 2006 and 2005. The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006. Certain prior year amounts have been reclassified to conform to current period presentation.

NOTE 3 - SIGNIFICANT ACCOUNT POLICIES

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not expect that the application of SAB 108 will any material impact on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the new standard to have a material impact on its financial position and results of operations.


NOTE 5 - INCOME TAXES

During the three months ended September 30, 2006 the Company recorded a provision of $8,714 for estimated Alternative Minimum Tax (AMT). The Company anticipates net operating profits for the year ended June 30, 2007, although no assurance can be given. The Company expects to utilize its net operating loss carryforwards to offset any ordinary taxable income for the year ended June 30, 2007.

NOTE 6 - ACCOUNT RECEIVABLE

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for incineration services provided by the Company in 2002. In November 2003, Ameritech sold its assets representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions"). During January 2004, the Company secured a Garnishment Order against MedSolutions whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%, subject to the terms of the agreement by which MedSolutions purchased the Ameritech assets. A balloon payment of $137,721 due November 7, 2004, under the Garnishment Order, was not made by MedSolutions to the Company. This represented the then outstanding remaining amount due to the Company.

In August 2006, the Company filed an amended suit against Ameritech, its officers and directors (Jasper S. Howard, Alton H. Howard and Jonathon S. Howard) alleging fraudulent conveyance, fraud on creditors, civil conspiracy, breach of court order and conversion. In October 2006, the Company sold certain assets secured by the above noted Garnishment Order for $50,000 cash, $17,500 of which was paid to an attorney under a contingency fee arrangement. In conjunction with this transaction, the Company and MedSolutions entered into a mutual release whereby the Company agreed to dismiss MedSolutions from the litigation. The Company will record the impact of this partial recovery in its December 31, 2006 financials statements as other income.

Prior to the year ending June 30, 2003, the Company wrote-off all outstanding amounts due from Ameritech. Any recovery that may be received by the Company will be reduced by collection-related legal fees computed at thirty-five percent of any amounts collected plus expenses. Although the Company will continue to aggressively pursue collection of the remaining outstanding amount of approximately $90,000 (plus interest and attorney fees), no assurances can be made regarding ultimate collection.

NOTE 7 -  NOTES PAYABLE AND LONG-TERM DEBT

On March 27, 2006, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. which provides for a $1.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) for working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.75 %. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2008, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders' commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of September 30, 2006, there were no borrowings under this Line Of Credit Facility and the Company was in compliance with all loan covenants.

The above noted Line of Credit Facility replaced the Company's previous arrangement with a financial institution for a $1.25 million asset-based (accounts receivable factoring) line of credit.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:

                                                                                          September 30,            June 30,
                                                                                              2006                   2006
                                                                                        ------------------    -------------------
Capital lease for the purchase of  accounting  and  operating  system  software and hardware,  due in  monthly  installments  of  $4,061,  interest  imputed  at 21%
   through February 2007 .........................................................      $           19,349    $            30,160

Capital  lease for  purchase of phone system due in monthly  installments  of $455,
   interest imputed at 12% through August 2007 ...................................                   4,717                  5,916

Capital lease for purchase of copier/printer  due in monthly  installments of $157,
   interest imputed at 21% through August 2006 ...................................                       -                    155

Capital lease for purchase of phone system upgrades due in monthly  installments of
   $157, interest imputed at 16% through December 2007............................                   2,150                  2,530

Capital  lease for  purchase  of  forklift  due in  monthly  installments  of $290,
   interest imputed at 11% through June 2007 .....................................                   2,514                  3,308
                                                                                        ------------------    -------------------
                                                                                                    28,730                 42,069
Less:  current portion ...........................................................                  28,265                 40,260
                                                                                        ------------------    -------------------

                                                                                        $              465    $             1,809
                                                                                        ==================    ===================

NOTE 9 -  STOCK-BASED COMPENSATION

The Company sponsors a Stock Plan (the "Plan") covering employees, consultants and non-employee directors. The Plan is more fully described in Note 9 in the Company's 2006 Annual Report on Form 10-KSB. Prior to July 1, 2006, awards granted under the Plan were accounted for under the recognition and measurement principles of Accounting Principles Bulletin (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Under APB 25, no compensation expense was reflected in the Consolidated Statement of Operations for the Company's stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The pro forma effects on income for stock options were instead disclosed in a footnote to the unaudited consolidated financial statements.

Effective July 1, 2006, the Company adopted the fair value recognition provisions for FASB Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment," ("SFAS 123(R)"), using the modified prospective transition method. Under this transition method, the Company is required to record compensation expense for all stock option awards granted after the date of adoption as well as any unvested portion of previously granted options. There is no compensation expense related to the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption since the Company's Board of Directors approved, in June 2006, the acceleration of all unvested stock options previously awarded.

The most significant difference between the fair value approaches prescribed by SFAS No. 123 and SFAS No. 123(R) and the intrinsic value method prescribed by APB No. 25 relates to the recognition of compensation expense for stock option awards based on their grant date fair value. Under SFAS No. 123, the Company used the following weighted-average assumptions for the quarter ended September 30, 2005 as follows: risk-free interest rates of 4.07% expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 80.0%; and a weighted-average expected life of the options of 4.5 years. The Company estimates the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury interest rates in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from historical trades of the Company's common shares and other applicable factors. Historical data is used to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.

The following table reflects the pro forma effect on net income and income per share for the three months ended September 30, 2005 if we had applied the fair value recognition provision of SFAS 123(R):



                                                                                              Three
                                                                                          Months Ended
                                                                                          September 30,
                                                                                       --------------------
                                                                                                2005
                                                                                       --------------------
                                                                                            (Unaudited)

Net income, as reported ............................                                    $          164,532
Less: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects .......................                                    $          (67,907)
                                                                                       --------------------

 Net income, pro forma .............................                                    $           96,625
                                                                                       ====================

Basic and diluted net income per share, as reported                                     $             0.02
                                                                                       ====================

Basic and diluted net income per share, pro forma ..                                    $             0.01
                                                                                       ====================


No stock options were granted under the Plan during the quarter ending September 30, 2006. Therefore, no SFAS 123(R) compensation expense is reflected in the Company's condensed consolidated statement of income for the quarter ending September 30, 2006.

NOTE 10  - EARNINGS PER SHARE


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



                                                                                Three Months Ended September 30,
                                                                            ----------------------------------------
                                                                                 2006                    2005
                                                                            ----------------       -----------------
                                                                                          (Unaudited)

Net income, as reported .........................................           $        291,588       $         164,532
                                                                            ----------------        ----------------

Weighted average common shares outstanding.......................                 10,562,723              10,547,311
Effect of Dilutive stock options.................................                    428,616                 185,429
                                                                            ----------------        ----------------
Weighted average diluted common shares outstanding...............                 10,991,339              10,732,740
                                                                            ----------------        ----------------

Net income per common share
   Basic.........................................................           $           0.03       $            0.02

   Diluted.......................................................           $           0.03       $            0.02

Employee stock options excluded from computation of diluted per
  share amounts because their effect would be anti-dilutive......                    947,500               2,882,390


NOTE 11 - STOCK TRANSACTIONS

On September 28, 2006 stock options to purchase 35,000 of common shares were exercised. Total proceeds to the Company were $17,850 ($0.51 per share).

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


RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2006 and 2005.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):

                                                                                            Three Months Ended
                                                                                              September 30,
                                                                                       ---------------------------
                                                                                           2006           2005
                                                                                       ------------   ------------
     Net revenues                                                                          100%           100%
     Costs and expenses:
        Cost of revenues                                                                   (57%)          (59%)
        Selling, general and administrative                                                (32%)          (34%)
        Depreciation and amortization                                                       (1%)           (1%)
                                                                                       ------------   ------------
     Total operating expenses                                                              (90%)          (94%)
                                                                                       ------------   ------------
          Income from operations                                                            10%             6%
     Total other income                                                                      0%             0%
                                                                                       ------------   ------------
     Net income                                                                             10%             6%
                                                                                       ============   ============

THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Total revenues for the three months ended September 30, 2006 of $2,990,884 increased by $330,772, or 12%, over the total revenues for the three months ended September 30, 2005 of $2,660,112. The increase in revenues is primarily attributable to increased billings in the Retail ($251,527), and Government ($45,219), Commercial ($39,498), Professional ($34,837) and Healthcare ($29,711)
markets. These increases were partially offset by decreased billings in the Hospitality market of $94,416. The increase in the billings in the Retail market is a result of the use of the Company's Sharps Disposal By Mail System (R) products in grocery stores and retail pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The increase in the billings in the Government market is attributable to the billings associated with a three year award received by the Company awarded during the third quarter of fiscal year 2006 from an agency of the United States Government. The increase in the Commercial, Professional, and Healthcare markets is being driven by higher demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The decrease in the billings in the Hospitality market is primarily attributable to a $100,000 order billed during the first quarter of fiscal year 2006 from one of the nation's largest contract food service providers for the Company's biohazard spill clean-up kit. No such order was billed during the first quarter of fiscal year 2007.

Cost of revenues for the three months ended September 30, 2006 of $1,693,588 was 57% of revenues. Cost of revenues for the three months ended September 30, 2005 of $1,560,919 was 59% of revenues for the corresponding period. The improvement in the gross margin (reduced cost of revenue) is a result of increased revenue and the mix of products sold.

Selling, general and administrative ("S, G & A") expenses for the three months ended September 30, 2006 of $954,422, increased by $59,898, or 7%, over the SG&A expenses for the three months ended September 30, 2005. The increase in the SG&A expenses is primarily a result of increases in the following expenses: (i) professional fees of $19,580, and (ii) travel expenses of $18,521. The increase in professional fees is related to the now settled Attentus Medical litigation and advisory fees. The increase in Travel is directly related to the Company's increased marketing efforts.


PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was enhanced in March 2004 when the U. S. Environmental Protection Agency ("EPA") issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the above noted regulatory actions as well as additional potential future legislation and (ii) the effects of the Company's extensive direct marketing efforts.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $57,504 to $354,463 at September 30, 2006 from $296,959 at June 30, 2006. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $96,270 plus proceeds from options exercised of $17,850, partially offset by, (i) additions to property and equipment of $42,207 and (ii) payments on capital lease obligations of $13,339.

Accounts receivable increased by $276,638 to $1,211,731 at September, 2006 from $935,283 at June 30, 2006. The increase is a direct result of the increase in billings generated by the Company for the quarter ended September 30, 2006 versus the quarter ended June 30, 2006.

Property and equipment decreased by $6,537 to $466,850 at September 30, 2006 from $473,387 at June 30, 2006. This decrease is attributable to depreciation expense of $48,744 for the three months ended September 30, 2006, partially offset by capital expenditures for the same period of $42,207. The capital expenditures are attributable to the purchase of, (i) custom software programming of $25,325, (ii) computer equipment $4,708, and (iii) office and other equipment of $12,174. The custom software program was incurred to accommodate the change from FedEx to UPS and an upgrade to the Company's financial and operations system. The computer equipment was purchased to facilitate the upgrade of outdated equipment. Other equipment purchased was related to equipment necessary to accommodate the in-house assembly of the Company's products.

Stockholder's equity increased by $309,438 from $251,900 to $561,338. This increase is attributable to (i) net income for the three months ended September 30, 2006 of $291,588 and (ii) the effect of stock options exercised.

As disclosed above in Note 6 of the notes the condensed consolidated financial statements, the Company sold certain assets, in October 2006, for $50,000 cash ($17,500 of which was paid to an attorney under a contingency fee arrangement).

Management believes that the Company's current cash resources along with its $1.5 million line of credit will be sufficient to fund operations for the twelve months ended September 30, 2007.

TRENDS

Consistent with the recent revenue growth (12% for the three months ended September 30, 2006), the trend of earnings and cash from operations continues to be positive. The Company's internal plans contemplate additional growth in all of its markets served. While the Company has no material expected change in the level of capital expenditures in the near-term, it may incur significant capital costs should it decide to upgrade its current incineration facility in Carthage, Texas consistent with the November 2005 amended EPA Clean Air Act (see Government Regulation - Operations and Incinerator below). The Company could avoid such upgrade and the associated capital costs should it decide to install alternative technology (at a much lower cost) or outsource its incineration needs (no additional capital costs). The Company has studied the amended EPA Clean Air Act and its options, but has not yet made a decision. It is important to note that should the Company decide to upgrade its incineration facility to comply with the new regulations or install alternative technology, it would open up the opportunity for additional revenue sources including medical waste disposal. As noted below, the new regulation allows a minimum period of three years and a maximum of five years to comply.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not expect that the application of SAB 108 will have any material impact on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosers about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the new standard to have a material impact on its financial position and results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Ameritech Environmental, Inc.
During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. ("Ameritech") totaling $176,958 related to the non-payment by Ameritech for incineration services provided by the Company in 2002. In November 2003, Ameritech sold its assets representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas ("MedSolutions"). During January 2004, the Company secured a Garnishment Order against MedSolutions whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%, subject to the terms of the agreement by which MedSolutions purchased the Ameritech assets. A balloon payment of $137,721 due November 7, 2004, under the Garnishment Order, was not made by MedSolutions to the Company. This represented the then outstanding remaining amount due to the Company.

In August 2006, the Company filed an amended suit against Ameritech, its officers and directors (Jasper S. Howard, Alton H. Howard and Jonathon S. Howard) alleging fraudulent conveyance, fraud on creditors, civil conspiracy, breach of court order and conversion. In October 2006, the Company sold certain assets secured by the above noted Garnishment Order for $50,000 cash, $17,500 of which was paid to an attorney under a contingency fee arrangement. In conjunction with this transaction, the Company and MedSolutions entered into a mutual release whereby the Company agreed to dismiss MedSolutions from the litigation.

Prior to the year ending June 30, 2003, the Company wrote-off all outstanding amounts due from Ameritech. Any recovery that may be received by the Company will be reduced by collection-related legal fees computed at thirty-five percent of any amounts collected plus expenses. Although the Company will continue to aggressively pursue collection of the remaining outstanding amount of approximately $90,000 (plus interest and attorney fees), no assurances can be made regarding ultimate collection.

Ronald E. Pierce Matter
On June 14, 2004, the Company provided Mr. Ronald E. Pierce, its then current Chief Operating Officer ("Mr. Pierce"), with notice of non-renewal of his employment agreement. As such, July 14, 2004 was Mr. Pierce's last day of employment. The Company has advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due. The Company then received various letters from Mr. Pierce's attorney advising that Mr. Pierce is taking the position that the non-renewal of the employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his Agreement without the obligation of paying Mr. Pierce as if he were terminated without cause. Mr. Pierce has demanded severance related payments totaling approximately $280,000 (including an $80,000 bonus) along with the full accelerated vesting of 500,000 stock options previously awarded to Mr. Pierce. The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce's employment agreement, the Company was entitled to provide notice thirty (30) days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce. On July 30, 2004, the Company received notice from Mr. Pierce's attorney requesting commencement of arbitration to resolve the claim. No further communications have been received from Mr. Pierce's attorney since July 30, 2004. The Company believes it has meritorious defenses against Mr. Pierce's claims and has not recorded a liability related to this matter.

Attentus Medical Sales, Inc.
In March 2005, the Company's wholly-own subsidiary Sharps Compliance, Inc., filed a lawsuit in Harris County District Court, Texas against Mr. Jodway (a former employee) and Attentus Medical Sales, Inc. ("Attentus"). The lawsuit claimed, (i) breach of a confidentiality agreement, (ii) misappropriation of trade secrets and (iii) tortuous interference with the Company's existing and prospective contracts and business relationships. On April 7, 2005, the defendant filed its answer and counter claims against Sharps Compliance, Inc. asserting breach of contract, quantum merit and violation of the Texas Payday Act. On September 19, 2005, the Company amended its pleadings and added claims asserting conversion, unjust enrichment, unfair competition and trademark infringement in violation of the Lanham Act, false advertising in violation of the Lanham Act, trademark dilution under the Texas Business and Commerce Code, and tortuous interference with existing and/or prospective customers. On July 6, 2006, the Company, Attentus and Mr. Jodway reached settlement on all matters related to this litigation and dismissed all claims against each other. In conjunction with the resolution of the matter, the Company entered into a business relationship whereby Attentus now markets and sells the Company's Sharps Disposal By Mail Systems(R) to its current and future customers.

Sylvia Haist Matter
In July 2006, the Company received a Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission ("EEOC") filed by a former employee, Sylvia Haist. The charge alleges sex discrimination and retaliation. Sylvia Haist was an employee of the Company from July 1998 until her termination in January 2006. The Company believes the charges to be totally without merit and frivolous. The Company has filed a response with the EEOC in the form of a position statement and believes the EEOC will rule in favor of the Company. The Company intends to vigorously defend itself against the erroneous allegations.


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

                                       REGISTRANT:

                                       SHARPS COMPLIANCE CORP.

Dated: November 9, 2006                By: /s/ Dr.  Burton J. Kunik
                                           -------------------------------------
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President

Dated: November 9, 2006                By: /s/ David P. Tusa
                                           -------------------------------------
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Business Development and
                                           Corporate Secretary