Form 10QSB
period 2006-12-31
SHARPS COMPLIANCE CORP
filed 2007-02-08
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,641,600 shares of Common Stock, $0.01 par value as of February 2, 2006.


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

                  Condensed Consolidated Statements of Income for the three
                      months ended December 31, 2006 and 2005............................................4

                  Condensed Consolidated Statements of Income for the six
                      months ended December 31, 2006 and 2005............................................5


                  Condensed Consolidated Statements of Cash Flows .......................................6

                  Notes to Condensed Consolidated Financial Statements ..................................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation.............................12

         Item 3.  Controls and Procedures...............................................................17

         PART II          OTHER INFORMATION

         Item 1.   Legal Proceedings ...................................................................18

         Item 4.   Submission of Matters to a Vote of Security Holders .................................19


         Item 6.  Exhibits..............................................................................19

         SIGNATURES.....................................................................................20

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,          June 30,
                                                                                                  2006                 2006
                                                                                            -----------------    -----------------
                                                                                                (Unaudited)
                                            ASSETS
CURRENT ASSETS
    Cash and cash equivalents ............................................................. $       883,353      $        296,959

    Restricted cash .......................................................................          10,010                10,010
   Accounts receivable, net of allowance for doubtful accounts of $18,856 and $20,024,
     respectively .........................................................................       1,444,627               935,283
   Inventory ..............................................................................         296,340               325,688

   Prepaid and other assets ...............................................................         145,594                88,348
                                                                                               --------------        -------------
     TOTAL CURRENT ASSETS .................................................................       2,779,924             1,656,288


PROPERTY AND EQUIPMENT, net of accumulated depreciation of $882,089 and $790,397,
   respectively ...........................................................................         445,124               473,387

INTANGIBLE ASSETS, net of accumulated amortization of $114,803 and $116,805, respectively..          63,499                60,427
                                                                                               --------------        -------------

TOTAL ASSETS .............................................................................. $     3,288,547      $      2,190,102
                                                                                               ==============       ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ....................................................................... $       661,682      $        526,582
   Accrued liabilities ....................................................................         299,379               262,219
   Deferred revenue........................................................................         915,796               826,764
    Current maturities of capital lease obligations........................................          14,906                40,260
                                                                                               --------------        -------------
     TOTAL CURRENT LIABILITIES ............................................................       1,891,763             1,655,825

LONG-TERM DEFERRED REVENUE ................................................................         240,959               211,568

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities ...............................               -                 1,809

RENT ABATEMENT ............................................................................          70,500                69,000
                                                                                               --------------        -------------
     TOTAL LIABILITIES ....................................................................       2,203,222             1,938,202

COMMITMENTS ...............................................................................
                                                                                                          -                     -

STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value per share; 20,000,000 shares authorized; 10,712,298 and
     10,551,310 shares issued and outstanding, respectively ...............................         107,123               105,513
   Additional paid-in capital .............................................................       7,597,298             7,478,268
   Accumulated deficit ....................................................................      (6,619,096)           (7,331,881)
                                                                                               --------------        -------------
     TOTAL STOCKHOLDERS' EQUITY............................................................       1,085,325               251,900
                                                                                               --------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................................ $     3,288,547      $      2,190,102
                                                                                               ==============       ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.



                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                        For the Three Months
                                                                                        Ended December 31,
                                                                              ---------------------------------------
                                                                                    2006                  2005
                                                                              ------------------    -----------------
                                                                                             (Unaudited)
REVENUES
  Product .............................................................       $      3,094,945       $     2,575,337
  Environmental services ..............................................                 86,832                88,039
                                                                                --------------        --------------
     TOTAL REVENUES ...................................................              3,181,777             2,663,376

COSTS AND EXPENSES
  Cost of revenues ....................................................              1,819,800             1,496,692
  Selling, general and administrative .................................                924,122               960,325
  Depreciation and amortization .......................................                 45,477                35,240
                                                                                --------------        --------------
     TOTAL COSTS AND EXPENSES .........................................              2,789,399             2,492,257
                                                                                --------------        --------------

OPERATING INCOME ......................................................                392,378               171,119

OTHER INCOME (EXPENSE)
  Interest income .....................................................                  7,919                 2,841
  Interest expense ....................................................                 (2,269)               (3,678)
  Other Income ........................................................                 32,500                     -
                                                                                --------------        --------------
INCOME BEFORE INCOME TAXES ............................................                430,528               170,282

INCOME TAXES ..........................................................                 (9,332)               (3,310)
                                                                                --------------        --------------

NET INCOME.............................................................       $        421,196       $       166,972
                                                                                ==============        ==============

NET INCOME PER COMMON SHARE

  Basic ...............................................................       $            .04       $           .02
                                                                                ==============        ==============

  Diluted .............................................................       $            .04       $           .02
                                                                                ==============        ==============

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON
  SHARE:

  Basic ...............................................................             10,664,557            10,547,311
  Diluted .............................................................             11,576,162            10,720,512

   The accompanying notes are an integral part of these condensed consolidated financial statements.



                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                         For the Six Months
                                                                                        Ended December 31,
                                                                              ---------------------------------------
                                                                                    2006                  2005
                                                                              ------------------    -----------------
                                                                                             (Unaudited)
REVENUES
  Product .............................................................       $      6,016,243        $     5,179,722
  Environmental services ..............................................                156,418                143,766
                                                                               ---------------         --------------
     TOTAL REVENUES ...................................................              6,172,661              5,323,488

COSTS AND EXPENSES
  Cost of revenues ....................................................              3,513,388              3,057,611
  Selling, general and administrative .................................              1,878,545              1,854,848
  Depreciation and amortization .......................................                 89,689                 68,104
                                                                               ---------------         --------------
     TOTAL COSTS AND EXPENSES .........................................              5,481,622              4,980,563
                                                                               ---------------         --------------

OPERATING INCOME ......................................................                691,039                342,925

OTHER INCOME (EXPENSE)
  Interest income .....................................................                 11,468                  4,988
  Interest expense ....................................................                 (4,176)                (7,594)
  Other Income ........................................................                 32,500                      -
                                                                               ---------------         --------------

INCOME BEFORE INCOME TAXES ............................................                730,831                340,319

INCOME TAXES ..........................................................                (18,046)                (8,815)
                                                                               ---------------         --------------

NET INCOME.............................................................       $        712,785        $       331,504
                                                                               ===============         ==============

NET INCOME PER COMMON SHARE

  Basic ...............................................................       $            .07        $           .03
                                                                               ===============         ==============

  Diluted .............................................................       $            .06        $           .03
                                                                               ===============         ==============


WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON
  SHARE:

  Basic ...............................................................             10,608,314             10,547,311
  Diluted .............................................................             11,275,236             10,726,626

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Six Months Ended December 31,
                                                                                ---------------------------------------
                                                                                      2006                 2005
                                                                                -----------------    ------------------
                                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income ...........................................................      $         712,785    $          331,504
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ........................................                 89,689                68,104
    Bad debt expense .....................................................                      -                  (406)
   Changes in operating assets and liabilities:
    Increase in accounts receivable ......................................               (509,344)              (99,322)
    (Increase) decrease in inventory .....................................                 29,348               (54,810)
    Increase in prepaid and other assets .................................                (57,246)              (55,127)
    Increase in accounts payable and accrued liabilities .................                173,760                23,189
    Increase in deferred revenue .........................................                118,423                89,702
                                                                                    -------------        --------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................                557,415               302,834

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment....................................                (63,429)              (76,832)
    Purchase of intangible assets.........................................                 (1,069)              (53,624)
                                                                                    -------------        --------------
      NET CASH USED IN INVESTING ACTIVITIES ..............................               (64,498)              (130,456)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital lease obligations ...............................                (27,163)              (23,165)
     Proceeds from exercise of stock options .............................                120,640                     -
                                                                                    -------------        --------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               93,477               (23,165)
                                                                                    -------------        --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................                 586,394               149,213

CASH AND CASH EQUIVALENTS, beginning of period ...........................                296,959               258,427
                                                                                    -------------        --------------

CASH AND CASH EQUIVALENTS, end of period .................................      $         883,353    $          407,640
                                                                                    =============        ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest ..............................................      $           4,176    $            7,594
                                                                                    =============        ==============


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2006 and the results of its operations and cash flows for the three and six months ended December 31, 2006 and 2005. The results of operations for the three and six months ended December 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006. Certain prior year amounts have been reclassified to conform to current period presentation.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as "Mailback" and Sharps Return Boxes, referred to as "Pump Returns") and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal
(incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company's treatment facility. The Mailback container system is mailed to the incineration facility using the United States Postal Service ("USPS") or United Parcel Service ("UPS"). Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements is recognized at the point of sale.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48.

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

NOTE 5 - INCOME TAXES

During the three and six months ended December 31, 2006 the Company recorded a provision of $9,332 and $18,046, respectively for estimated Alternative Minimum Tax (AMT). During the three and six months ended December 31, 2005 the Company recorded a provision of $3,310 and $8,815, respectively for the AMT. The Company expects to utilize its net operating loss carry forwards to offset any ordinary taxable income for the year ending June 30, 2007.

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

In August 2006, the Company filed an amended suit against Ameritech, its officers and directors (Jasper S. Howard, Alton H. Howard and Jonathon S. Howard) alleging fraudulent conveyance, fraud on creditors, civil conspiracy, breach of court order and conversion. In October 2006, the Company sold certain assets secured by the above noted Garnishment Order for $50,000 cash, $17,500 of which was paid to an attorney under a contingency fee arrangement. The net proceeds of $32,500 were recorded as other income during the quarter ended December 31, 2006. In conjunction with this partial recovery, the Company and MedSolutions entered into a mutual release whereby the Company dismissed MedSolutions from the litigation.

Prior to the year ended June 30, 2003, the Company wrote-off all outstanding amounts due from Ameritech. Any recovery that may be received by the Company will be reduced by collection-related legal fees computed at thirty-five percent of any amounts collected plus expenses. Although the Company will continue to aggressively pursue collection of the remaining outstanding amount of approximately $90,000 (plus interest and attorney fees), no assurances can be made regarding ultimate collection.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

Effective February 5, 2007, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. ("Credit Agreement") which provides for a $2.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or
(ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2009, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders' commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of December 31, 2006, there were no borrowings under this Line Of Credit Facility and the Company was in compliance with all loan covenants.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

Capital lease obligations consist of the following:
                                                                                          December 31,             June 30,
                                                                                              2006                   2006
                                                                                        ------------------    -------------------
Capital lease for the purchase of  accounting  and  operating  system  software and hardware,  due in  monthly  installments  of  $4,061,  interest  imputed  at 21%
   through February 2007 .........................................................      $            7,971    $            30,160

Capital  lease for  purchase of phone system due in monthly  installments  of $455,
   interest imputed at 12% through August 2007 ...................................                   3,482                  5,916

Capital lease for purchase of copier/printer  due in monthly  installments of $157,
   interest imputed at 21% through August 2006 ...................................                       -                    155

Capital lease for purchase of phone system upgrades due in monthly  installments of
   $157, interest imputed at 16% through December 2007............................                   1,754                  2,530

Capital  lease for  purchase  of  forklift  due in  monthly  installments  of $290,
   interest imputed at 11% through June 2007 .....................................                   1,699                  3,308
                                                                                        ------------------    -------------------
                                                                                                    14,906                 42,069
Less:  current portion ...........................................................                  14,906                 40,260
                                                                                        ------------------    -------------------

                                                                                        $                -    $             1,809
                                                                                        ==================    ===================

NOTE 9 - STOCK-BASED COMPENSATION

The Company sponsors a Stock Plan (the "Plan") covering employees, consultants and non-employee directors. The Plan is more fully described in Note 9 in the Company's 2006 Annual Report on Form 10-KSB. Prior to July 1, 2006, awards granted under the Plan were accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Under APB 25, no compensation expense was reflected in the Consolidated Statement of Operations for the Company's stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The pro forma effects on income for stock options were instead disclosed in a footnote to the unaudited consolidated financial statements.

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

The most significant difference between the fair value approaches prescribed by SFAS No. 123 and SFAS No. 123(R) and the intrinsic value method prescribed by APB No. 25 relates to the recognition of compensation expense for stock option awards based on their grant date fair value. Under SFAS No. 123, the Company used the following weighted-average assumptions for the quarter ended December 31, 2005 as follows: risk-free interest rates of 4.33% expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 116.0%; and a weighted-average expected life of the options of 2.0 years. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury interest rates in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from historical trades of the Company's common shares and other applicable factors. Historical data is used to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.

The following table reflects the pro forma effect on net income and income per share for the three and six months ended December 31, 2005 as if we had applied the fair value recognition provision of SFAS 123(R):

                                                                        Three                  Six
                                                                     Months Ended         Months Ended
                                                                     December 31,         December 31,
                                                                 --------------------- --------------------
                                                                        2005                   2005
                                                                 --------------------- --------------------
                                                                     (Unaudited)           (Unaudited)

Net income, as reported ............................             $             166,972 $            331,504
Less: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects ...........             $             (82,203)            (150,110)
                                                                     -----------------    -----------------

 Net income, pro forma .............................             $              84,769  $           181,394
                                                                     =================    =================

Basic and diluted net income per share, as reported              $                0.02  $              0.03
                                                                     =================    =================

Basic and diluted net income per share, pro forma                $                0.01  $              0.02
                                                                     =================    =================

No stock options were granted under the Plan during the six months ended December 31, 2006. Therefore, no SFAS 123(R) compensation expense is reflected in the Company's unaudited condensed consolidated statement of income for the three and six months ended December 31, 2006.


NOTE 10 - EARNINGS PER SHARE


Earnings per share are measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the treasury stock method. The following information is necessary to calculate earnings per share for the periods presented:



                                                                                  Six Months Ended December 31,
                                                                            ----------------------------------------
                                                                                 2006                    2005
                                                                            ----------------       -----------------
                                                                                          (Unaudited)

Net income, as reported .........................................           $        712,785      $          331,504
                                                                            ----------------        ----------------

Weighted average common shares outstanding.......................                 10,608,314              10,547,311
Effect of Dilutive stock options.................................                    666,922                 179,315
                                                                            ----------------        ----------------
Weighted average diluted common shares outstanding...............                 11,275,236              10,726,626
                                                                            ----------------        ----------------

Net income per common share
   Basic.........................................................           $           0.07     $              0.03

   Diluted.......................................................           $           0.06     $              0.03

Employee stock options excluded from computation of diluted per
  share amounts because their effect would be anti-dilutive......                          -               2,925,890


NOTE 11 - STOCK TRANSACTIONS

During the quarter ended December 31, 2006, stock options to purchase 125,988 of common shares were exercised. Total proceeds to the Company were $102,790 (average price of $0.82 per share).

During the six months ended December 31, 2006, stock options to purchase 160,988 shares of common stock were exercised. Total proceed to the Company were $120,640 (average price of $0.75 per share).

During the month of January 2007, stock options to purchase 929,302 of common shares were exercised. Total proceeds to the Company were $700,002 (average price of $0.75 per share).

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

GENERAL

Sharps is a leading developer and manufacturer of cost effective solutions for improving safety, efficiency and costs related to the proper disposal of medical waste by industry and consumers. Sharps primary markets include healthcare, retail, agriculture, hospitality, professional, industrial, commercial, governmental and pharmaceutical. The Company's products and services represent solutions for industries and consumers dealing with the complexity of managing regulatory compliance, environmental sensitivity, employee and customer safety, corporate risk and operating costs related to medical waste disposal. Sharps is a leading proponent and participant in the development of public awareness and solutions for the safe disposal of needles, syringes and other sharps in the community setting.

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


RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2006 and 2005.









The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):


                                                           Three Months Ended               Six Months Ended
                                                             December 31,                     December 31,
                                                      ---------------------------      ---------------------------
                                                          2006           2005              2006           2005
                                                      ------------   ------------      ------------   ------------
     Net revenues                                             100%           100%              100%           100%
     Costs and expenses:
        Cost of revenues                                      (57%)          (56%)             (57%)          (57%)
        Selling, general and administrative                   (30%)          (36%)             (30%)          (35%)
        Depreciation and amortization                          (1%)           (1%)              (1%)           (1%)
                                                       -----------    -----------       -----------      ---------
     Total operating expenses                                 (88%)          (93%)             (88%)         (93%)
                                                       -----------    -----------       -----------      ---------
          Income from operations                               12%             7%               11%             7%
     Total other income (expense)                               1%            (1%)               1%            (1%)
                                                       -----------    -----------       -----------      ---------
     Net income                                                13%             6%               12%             6%
                                                       ===========    ===========       ===========       ========

THREE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

Total revenues for the three months ended December 31, 2006 of $3,181,777 increased by $518,401, or 19.5%, over the total revenues for the three months ended December 31, 2005 of $2,663,376. Billings by market are as follows:


                                                                   Three Months Ended December 31,
                                                  ------------------------------------------------------------------
                                                        2006                    2005                  Variance
                                                  ------------------      ------------------------------------------
                                                     (Unaudited)             (Unaudited)             (Unaudited)
Billings by Market:
     Health Care                                  $        1,899,277      $       1,834,536        $          64,740
     Retail                                                  238,850                 67,130                  171,720
     Agriculture                                             221,214                240,240                  (19,026)
     Commercial/Industrial                                   206,220                 75,671                  130,549
     Hospitality                                             191,584                105,382                   86,202
     Professional                                            138,713                109,699                   29,014
     Protec                                                  100,944                 91,141                    9,803
     Other                                                    59,236                 29,016                   30,220
     Government                                               51,308                  1,965                   49,343
     Pharmaceutical                                           41,770                 95,172                  (53,402)
                                                  ------------------     ------------------        -----------------
         Subtotal                                          3,149,116              2,649,952                  499,163
     GAAP Adjustment*                                         32,661                 13,424                   19,237
                                                  ------------------     ------------------        -----------------
              Revenue Reported                    $        3,181,777     $        2,663,376        $         518,401
                                                  ==================     ==================        =================


* Represents the net impact of the revenue recognition adjustment required to arrive at reported revenues. See Note 3 "Revenue Recognition" in Part I; "Notes to Condensed Consolidated Financial Statements".

The increase in revenues is primarily attributable to increased billings in the Retail ($171,720), Commercial/Industrial ($130,549), Hospitality ($86,202) and Health Care ($64,740) markets. These increases were partially offset by decreased billings in the Pharmaceutical market of $53,402. The increase in the billings in the Retail market is a result of the use of the Company's Sharps Disposal By Mail System (R) products in grocery stores and retail pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The increase in the Commercial/Industrial, Hospitality, and Healthcare markets is being driven by higher demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The decrease in the billings in the Pharmaceutical market is a result of the use of the Company's Sharps Disposal By Mail System(R) product in a clinical trial setting in November and December 2005.

Cost of revenues for the three months ended December 31, 2006 of $1,819,800 was 57% of revenues. Cost of revenues for the three months ended December 31, 2005 of $1,496,692 was 56% of revenues for the corresponding period. The corresponding decrease in the gross margin is a result of increased raw material costs and the mix of products sold.

Selling, general and administrative ("S, G & A") expenses for the three months ended December 31, 2006 of $924,122, decreased by $36,203, or 4%, over the S,G&A expenses for the three months ended December 31, 2005. The decrease in the S,G&A expenses is primarily a result of a decrease in professional fees of $56,378. The decrease in professional fees is related to the July 2006 settlement of the Attentus Medical litigation.

SIX MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

Total revenues for the six months ended December 31, 2006 of $6,172,661 increased by $849,173, or 19.5%, over the total revenues for the six months ended December 31, 2005 of $5,323,488. Billings by market are as follows:


                                                                    Six Months Ended December 31,
                                                         2006                    2005                 Variance
                                                  --------------------    --------------------    ------------------
                                                      (Unaudited)              (Unaudited)             (Unaudited)
Billings by Market:
     Health Care                                  $          3,716,863    $          3,622,410    $           94,453
     Retail                                                    871,853                 448,605               423,248
     Agriculture                                               341,905                 356,720               (14,815)
     Commercial/Industrial                                     316,854                 139,867               176,987
     Hospitality                                               307,917                 316,131                (8,214)
     Professional                                              275,052                 211,201                63,851
     Protec                                                    218,073                 205,675                12,398
     Government                                                105,166                  10,604                94,562
     Other                                                      80,830                  51,418                29,412
     Pharmaceutical                                             56,933                  95,172               (38,239)
                                                  --------------------    --------------------    ------------------
         Subtotal                                            6,291,445               5,457,803               833,642
     GAAP Adjustment*                                         (118,784)               (134,315)               15,531
                                                  --------------------    --------------------    ------------------
             Revenue Reported                      $         6,172,661    $          5,323,488    $          849,173
                                                  ====================    ====================    ==================

*Represents the net impact of the revenue recognition adjustment required to arrive at reported revenues. See Note 3 "Revenue Recognition" in Part I; "Notes to Condensed Consolidated Financial Statements".

The increase in revenues is primarily attributable to increased billings in the Retail ($423,248), Commercial/Industrial ($176,987), Government ($94,562) and Health Care ($94,453) markets. These increases were partially offset by decreased billings in the Pharmaceutical market of $38,239. The increase in the billings in the Retail market is a result of the use of the Company's Sharps Disposal By Mail System (R) products in grocery stores and retail pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The increase in the Commercial/Industrial, and Healthcare markets is being driven by higher demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The increase in the Government market is attributable to the billings associated with a three year award received by the Company during the third quarter of FY 2006 by an agency of the United States Government.

Cost of revenues for the six months ended December 31, 2006 of $3,513,388 was 57% of revenues, which is consistent with the corresponding period of the prior year.

Selling, general and administrative ("S, G & A") expenses for the six months ended December 31, 2006 of $1,878,545, increased by $23,697, or 1%, over the SG&A expenses for the six months ended December 31, 2005. The increase in the SG&A expenses is primarily a result of increase in the following expenses: (i) employment recruiting fees of $30,000, and (ii) salary expenses of $38,950. The employment recruiting fee and increase in salary expense are a result of increased sales - related personnel. These expenses were offset by the decrease in professional fees of $36,798 related to the July 2006 settlement of the Attentus Medical litigation.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $586,394 to $883,353 at December 31, 2006 from $296,959 at June 30, 2006. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $557,415 plus proceeds from the exercise of stock options of $120,640, partially offset by, (i) additions to property and equipment of $64,498 and (ii) payments on capital lease obligations of $27,163.

Accounts receivable increased by $509,344 to $1,444,627 at December 31, 2006 from $935,283 at June 30, 2006. The increase is a direct result of the increase in billings generated by the Company for the quarter ended December 31, 2006 versus the quarter ended June 30, 2006. Additionally, the increase in accounts receivable was attributable to heavy billings during the month of December 2006 of $1.2 million.

Property and equipment decreased by $28,263 to $445,124 at December 31, 2006 from $473,387 at June 30, 2006. This decrease is attributable to depreciation expense of $91,692 for the six months ended December 31, 2006, partially offset by capital expenditures for the same period of $63,429. The capital expenditures are attributable to the purchase of, (i) custom software programming of $30,553,
(ii) computer equipment of $6,214, (iii) incinerator facility improvements of $11,450 and (iv) office and other equipment of $15,212. The custom software program was incurred to accommodate the change from FedEx to UPS and an upgrade to the Company's financial and operations system. The computer equipment was purchased to facilitate the upgrade of outdated equipment. Other equipment purchased was related to equipment necessary to accommodate the in-house assembly of the Company's products.

Stockholder's equity increased by $833,425 from $251,900 to $1,085,325. This increase is attributable to (i) net income for the six months ended December 31, 2006 of $712,785 and (ii) the effect of stock options exercised.

During the month of January 2007 stock options to purchase 929,302 of common shares were exercised. Total proceeds to the Company were $700,002 (average price of $0.75 per share).

Management believes that the Company's current cash resources along with its $2.5 million line of credit will be sufficient to fund operations for the twelve months ending December 31, 2007.

OFFICE LEASE

On July 13, 2006 Sharps executed a new lease agreement for 18,231 square feed to rentable (office and warehouse) space ("New Lease") near the existing leased facility in Houston, Texas ("New Premises"). The new lease period will commence upon the completion of the construction of the New Premises, which the Company originally anticipated to be in October or November of 2006, but now anticipates being February or March 2007. The New Lease will expire on the five (5) year anniversary of the New Lease commencement date. The existing lease will be terminated upon acceptance of the New Premises by the Company in accordance with the terms of the New Lease. The move to a larger facility will enable the Company to (i) facilitate the transition of its product assembly operations from an outsourced vendor to an in-house function and (ii) accommodate its current and planned future growth.

TRENDS

Consistent with the recent revenue growth (19.5% for the three months ended December 31, 2006) and increased operating margins and net income, the trend of earnings and cash from operations continue to be positive. The Company's internal plans contemplate additional growth in all of its markets served.

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

The Company's cash and stockholder equity balance at December 31, 2006 was $0.9 and $1.1 million, respectively. During the month of January 2007 stock options to purchase 759,902 of common shares were exercised with total proceeds to the Company of $542,022. As a result of the above noted exercise of stock options, the Company's cash and stockholder's equity balances will increase accordingly.


At January 31, 2007, the Company's stock price was $3.11 per share. Utilizing a stock price of $3.11, the weighted average diluted common shares outstanding for the three months ended December 31, 2006 would be increased by 1,606,395 to approximately 13.2 million shares.

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

In July 2006, the State of California passed Senate Bill 1305 ("SB 1305"), an amendment to The Medical Waste Management Act. The new law requires the proper disposal of home-generated sharps waste (syringes, needles, lancets, etc.) and acknowledges mail-back programs as one of the most convenient alternatives for the collection and destruction of home-generated sharps. Effective January 1, 2007 (with enforcement beginning September 1, 2008), SB 1305 addresses the need to meet the changing demands of healthcare provided in alternate sights that currently allows hundreds of millions of home-generated sharps waste to be disposed in solid waste and recycling containers. The new law is designed to ensure appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes"- an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48.

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

In August 2006, the Company filed an amended suit against Ameritech, its officers and directors (Jasper S. Howard, Alton H. Howard and Jonathon S. Howard) alleging fraudulent conveyance, fraud on creditors, civil conspiracy, breach of court order and conversion. In October 2006, the Company sold certain assets secured by the above noted Garnishment Order for $50,000 cash, $17,500 of which was paid to an attorney under a contingency fee arrangement. The net proceeds of $32,500 were recorded as other income during the quarter ended December 31, 2006. In conjunction with this partial recovery, the Company and MedSolutions entered into a mutual release whereby the Company dismissed MedSolutions from the litigation.

Prior to the year ended June 30, 2003, the Company wrote-off all outstanding amounts due from Ameritech. Any recovery that may be received by the Company will be reduced by collection-related legal fees computed at thirty-five percent of any amounts collected plus expenses. Although the Company will continue to aggressively pursue collection of the remaining outstanding amount of approximately $90,000 (plus interest and attorney fees), no assurances can be made regarding ultimate collection.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 2006, the Company held its Annual Meeting of shareholders whereby the following items were voted upon, (i) the election of six directors to hold office until the next annual shareholders meeting, and (ii) other matters that may be presented at the meeting for action.

The following Directors were elected at the meeting, (i) Dr. Burt Kunik, (ii) Ramsay Gillman, (iii) John R. Grow, (iv) Parris H. Holmes, Jr., (v) F. Gardner Parker and (vi) Philip C. Zerrillo.

As of September  21,  2006,  the record date of the Annual  Meeting,  10,551,310 shares of common stock were outstanding. At the Annual Meeting, holders of 8,309,361 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal I - Election of Directors

                                                              Votes in Favor              Votes Withheld
                                                              --------------              --------------
                  Dr. Burt Kunik                                   8,304,761                       4,600
                  Ramsay Gillman                                   8,309,361                           -
                  John R. Grow                                     8,308,993                         368
                  Parris H. Holmes, Jr.                            8,125,935                     183,426
                  F. Gardner Parker                                8,304,705                       4,656
                  Philip C. Zerrillo                               8,309,361                           -

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

                                       REGISTRANT:

                                       SHARPS COMPLIANCE CORP.

Dated: February 8, 2007                By: /s/ Dr.  Burton J. Kunik
                                           -------------------------------------
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President

Dated: February 8, 2007                By: /s/ David P. Tusa
                                           -------------------------------------
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Business Development and
                                           Corporate Secretary