Form 10QSB
period 2007-03-31
SHARPS COMPLIANCE CORP
filed 2007-05-09
CIK 898770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____ .

                         Commission File Number: 0-22390

                            -----------------------

                             SHARPS COMPLIANCE CORP.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     74-2657168
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

9220 Kirby Drive, Suite 500, Houston, Texas                77054
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,808,100 shares of Common Stock, $0.01 par value as of May 4, 2007.


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

               Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2007 and 2006...............................................4

               Condensed Consolidated Statements of Income for the nine
                   months ended March 31, 2007 and 2006...............................................5


               Condensed Consolidated Statements of Cash Flows .......................................6

               Notes to Condensed Consolidated Financial Statements ..................................7

      Item 2.  Management's Discussion and Analysis or Plan of Operation.............................11

      Item 3.  Controls and Procedures...............................................................17

      PART II         OTHER INFORMATION

      Item 1.  Legal Proceedings ....................................................................18

      Item 6.  Exhibits..............................................................................19

      SIGNATURES.....................................................................................20


PART I            FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,      June 30,
                                                                                       2007           2006
                                                                                    -----------    -----------
                                                                                    (Unaudited)
                                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents ....................................................   $ 1,591,114    $   296,959
   Restricted cash ..............................................................        10,010         10,010
   Accounts receivable, net of allowance for doubtful
     accounts of $18,940 and $20,024, respectively ..............................     1,327,840        935,283
   Inventory ....................................................................       469,972        325,688
   Prepaid and other assets .....................................................       174,943         88,348
                                                                                    -----------    -----------
     TOTAL CURRENT ASSETS .......................................................     3,573,879      1,656,288

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $901,077 and $790,397, respectively .....................................       582,043        473,387

INTANGIBLE ASSETS, net of accumulated amortization of
     $117,365 and $116,805, respectively ........................................        62,074         60,427

                                                                                    -----------    -----------

TOTAL ASSETS ....................................................................   $ 4,217,996    $ 2,190,102
                                                                                    ===========    ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable .............................................................   $   641,701    $   526,582
   Accrued liabilities ..........................................................       325,621        262,219
   Deferred revenue .............................................................       881,933        826,764
     Current maturities of capital lease obligations ............................         4,412         40,260
                                                                                    -----------    -----------
     TOTAL CURRENT LIABILITIES ..................................................     1,853,667      1,655,825

LONG-TERM DEFERRED REVENUE ......................................................       375,256        211,568

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities .....................            --          1,809

RENT ABATEMENT ..................................................................        71,250         69,000
                                                                                    -----------    -----------

     TOTAL LIABILITIES ..........................................................     2,300,173      1,938,202

COMMITMENTS
                                                                                    -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value per share; 20,000,000
   shares authorized; 11,705,100 and 10,551,310 shares
     issued and outstanding, respectively .......................................       117,051        105,513
   Additional paid-in capital ...................................................     8,337,899      7,478,268
   Accumulated deficit ..........................................................    (6,537,127)    (7,331,881)
                                                                                    -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY .................................................     1,917,823        251,900
                                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................   $ 4,217,996    $ 2,190,102
                                                                                    ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                                             For the Three Months
                                                                                 Ended March,
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
                                                                                 (Unaudited)
REVENUES
  Product ............................................................   $  2,803,128    $  2,408,306
  Environmental services .............................................         90,523         122,904
                                                                         ------------    ------------
     TOTAL REVENUES ..................................................      2,893,651       2,531,210

COSTS AND EXPENSES
  Cost of revenues ...................................................      1,681,437       1,466,906
  Selling, general and administrative ................................        952,608       1,024,505
  Special Charge .....................................................        138,000              --
  Depreciation and amortization ......................................         52,313          42,629
                                                                         ------------    ------------
     TOTAL COSTS AND EXPENSES ........................................      2,824,358       2,534,040
                                                                         ------------    ------------

OPERATING INCOME (LOSS) ..............................................         69,293          (2,830)

OTHER INCOME (EXPENSE)
  Interest income ....................................................         16,133           3,262
  Interest expense ...................................................           (322)         (2,945)
                                                                         ------------    ------------
     TOTAL OTHER INCOME (EXPENSE) ....................................         15,811            (317)
                                                                         ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ....................................         85,104          (2,513)

INCOME TAXES .........................................................         (3,134)             --
                                                                         ------------    ------------

NET INCOME (LOSS) ....................................................   $     81,970    $     (2,513)
                                                                         ============    ============


NET INCOME PER COMMON SHARE

  Basic ..............................................................   $        .01    $         --
                                                                         ============    ============

  Diluted ............................................................   $        .01    $         --
                                                                         ============    ============


WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

  Basic ..............................................................     11,552,360      10,547,827
  Diluted ............................................................     13,395,644      10,547,827



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                             For the Nine Months
                                                                               Ended March 31,
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
                                                                                 (Unaudited)
REVENUES
  Product ............................................................   $  8,819,371    $  7,588,028
  Environmental services .............................................        246,941         266,671
                                                                         ------------    ------------
     TOTAL REVENUES ..................................................      9,066,312       7,854,699

COSTS AND EXPENSES
  Cost of revenues ...................................................      5,194,825       4,524,517
  Selling, general and administrative ................................      2,831,152       2,879,355
  Special Charge .....................................................        138,000              --
  Depreciation and amortization ......................................        142,002         110,732
                                                                         ------------    ------------
     TOTAL COSTS AND EXPENSES ........................................      8,305,979       7,514,604
                                                                         ------------    ------------

OPERATING INCOME .....................................................        760,333         340,095

OTHER INCOME (EXPENSE)
  Interest income ....................................................         27,601           8,251
  Interest expense ...................................................         (4,500)        (10,539)
  Other Income .......................................................         32,500              --
                                                                         ------------    ------------
     TOTAL OTHER INCOME (EXPENSE) ....................................         55,601          (2,288)
                                                                         ------------    ------------

INCOME BEFORE INCOME TAXES ...........................................        815,934         337,807

INCOME TAXES .........................................................        (21,180)         (8,815)
                                                                         ------------    ------------

NET INCOME ...........................................................   $    794,754    $    328,992
                                                                         ============    ============


NET INCOME PER COMMON SHARE

  Basic ..............................................................   $        .07    $        .03
                                                                         ============    ============

  Diluted ............................................................   $        .07    $        .03
                                                                         ============    ============



WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

  Basic ..............................................................     10,918,402      10,547,481
  Diluted ............................................................     11,971,720      10,814,019


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Nine Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                    2007            2006
                                                                 -----------    -----------
                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net  income ................................................   $   794,754    $   328,992
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization ............................       142,002        110,732
    Bad debt expense .........................................            --             --
    Stock based compensation expense .........................         1,762             --
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ...............      (392,557)        96,264
    (Increase) decrease in inventory .........................      (144,284)         1,180
    Increase in prepaid and other assets .....................       (86,595)          (374)
    Increase (decrease) in accounts payable
   and accrued liabilities ...................................       180,771       (182,583)
    Increase (decrease) in deferred revenue ..................       218,857        (31,566)
                                                                 -----------    -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ..............       714,710        322,645

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment .......................      (250,098)      (144,621)
    Purchase of intangible assets ............................        (2,207)       (60,308)
                                                                 -----------    -----------
      NET CASH USED IN INVESTING ACTIVITIES ..................      (252,305)      (204,929)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capital lease obligations ....................       (37,657)       (35,581)
    Proceeds from exercise of stock options ..................       869,407          1,141
                                                                 -----------    -----------
         NET CASH PROVIDED BY (USED IN)  FINANCING  ACTIVITIES       831,750        (34,440)
                                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................     1,294,155         83,276

CASH AND CASH EQUIVALENTS, beginning of period ...............       296,959        258,427
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period .....................   $ 1,591,114    $   341,703
                                                                 ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest ...................................   $     4,498    $    10,539
                                                                 ===========    ===========


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information and with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2007 and the results of its operations and cash flows for the three and nine months ended March 31, 2007 and 2006. The results of operations for the three and nine months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006. Certain prior year amounts have been reclassified to conform to current period presentation.

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not expect that the application of SAB 108 will have any material impact on its financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS 159 beginning July 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on our consolidated financial statements.


NOTE 5 - INCOME TAXES

During the three and nine months ended March 31, 2007 the Company recorded a provision of $3,134 and $21,180, respectively, for estimated Alternative Minimum Tax ("AMT"). During the three and nine months ended March 31, 2006 the Company recorded a provision of $0 and $8,815, respectively, for the AMT. The Company expects to utilize its net operating loss carry forwards to offset any ordinary taxable income for the year ending June 30, 2007.

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

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

Effective February 5, 2007, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. ("Credit Agreement") which provides for a $2.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or
(ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2009, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders' commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of March 31, 2007, there were no borrowings under this Line of Credit Facility and the Company was in compliance with all loan covenants. Under the Credit Agreement and based upon the Company's March 31, 2007 level of accounts receivable and inventory, the amount available to borrow at quarter end was $1.3 million.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES


Capital lease obligations consist of the following:
                                                                March 31,    June 30,
                                                                   2007         2006
                                                                ----------   ----------
Capital  lease for the purchase of  accounting  and operating system  software and  hardware,  due in monthly
  installments of $4,061, interest imputed at 21%
  through February 2007 .....................................   $       --   $   30,160

Capital  lease for  purchase of phone  system due in monthly installments  of $455,  interest  imputed at 12%
  through August 2007 .......................................        2,209        5,916

Capital lease for purchase of  copier/printer  due in monthly installments of $157,  interest  imputed at 21%
  through August 2006 .......................................           --          155

Capital lease for purchase of phone system upgrades due
  in monthly  installments of $157,  interest imputed at
  16% through December 2007 .................................        1,342        2,530

Capital lease for purchase of forklift due in monthly
  installments of $290,  interest  imputed at 11% through
  June 2007 .................................................          861        3,308
                                                                ----------   ----------
                                                                     4,412       42,069
Less:  current portion ......................................        4,412       40,260
                                                                ----------   ----------

                                                                $       --   $    1,809
                                                                ==========   ==========

NOTE 9 - STOCK-BASED COMPENSATION

The Company sponsors the 1993 Stock Plan (the "Plan") covering employees, consultants and non-employee directors. The Plan is more fully described in Note 9 in the Company's 2006 Annual Report on Form 10-KSB. Prior to July 1, 2006, awards granted under the Plan were accounted for under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Under APB 25, no compensation expense was reflected in the Consolidated Statement of Operations for the Company's stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. The pro forma effects on income for stock options were instead disclosed in a footnote to the unaudited consolidated financial statements.

Effective July 1, 2006, the Company adopted the fair value recognition provisions for FASB Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment," ("SFAS 123(R)"), using the modified prospective transition method. Under this transition method, the Company is required to record compensation expense for all stock option awards granted after the date of adoption as well as any unvested portion of previously granted options. There is no compensation expense related to the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption since the Company's Board of Directors approved, in June 2006, the acceleration of all unvested stock options previously awarded. Stock based compensation expense of $1,762 was recorded in the Company's unaudited condensed consolidated statement of income for the three and nine months ended March 31, 2007.

The most significant difference between the fair value approaches prescribed by SFAS No. 123 and SFAS No. 123(R) and the intrinsic value method prescribed by APB No. 25 relates to the recognition of compensation expense for stock option awards based on their grant date fair value. Under SFAS No. 123, the Company used the following weighted-average assumptions for the quarter ended March 31, 2006 as follows: risk-free interest rates of 4.7% expected annual dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of approximately 122%; and a weighted-average expected life of the options of 2.0 years. The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury interest rates in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from historical trades of the Company's common shares and other applicable factors. Historical data is used to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.

The following table reflects the pro forma effect on net income (loss) and income (loss) per share for the three and nine months ended March 31, 2006 as if we had applied the fair value recognition provision of SFAS 123(R):


                                                                   Three          Nine
                                                                Months Ended    Months Ended
                                                                 March 31,       March 31,
                                                                ------------    ------------
                                                                    2006            2006
                                                                ------------    ------------
                                                                (Unaudited)     (Unaudited)

     Net income (loss), as reported .........................   $     (2,513)   $    328,992
     Less: Total stock-based employee
       compensation expense determined under fair
       value based method for all awards,
       net of related tax effects ...........................   $    (77,270)   $   (227,380)
                                                                ------------    ------------

     Net income (loss), pro forma ...........................   $    (79,783)   $    101,612
                                                                ============    ============

     Basic and diluted net income per share, as reported ....   $         --    $       0.03
                                                                ============    ============

     Basic and diluted net income (loss) per share, pro forma   $      (0.01)   $       0.01
                                                                ============    ============


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


                                                            Nine Months Ended March 31,
                                                          -------------------------------
                                                               2007             2006
                                                          --------------   --------------
                                                                    (Unaudited)

     Net income, as reported ..........................   $      794,754   $      328,992
                                                          --------------   --------------

     Weighted average common shares outstanding .......       10,918,402       10,547,481
     Effect of Dilutive stock options .................        1,053,318          266,538
                                                          --------------   --------------
     Weighted average diluted common shares outstanding       11,971,720       10,814,019
                                                          --------------   --------------

     Net income per common share
        Basic .........................................   $         0.07   $         0.03

        Diluted .......................................   $         0.07   $         0.03

     Employee stock options excluded from computation
        of diluted per share amounts because
        their effect would be anti-dilutive ...........               --        2,478,890


NOTE 11 - STOCK TRANSACTIONS

During the quarter ended March 31, 2007, stock options to purchase 992,802 of common shares were exercised. Total proceeds to the Company were $748,767 (average price of $0.75 per share).

During the nine months ended March 31, 2007 stock options to purchase 1,153,790 shares of common stock were exercised. Total proceed to the Company were $869,407 (average price of $0.75 per share).

NOTE 12 - SPECIAL CHARGE

During the three months ended March 31, 2007, the Company recorded a special charge of $138,000, $0.01 per diluted share, related to the re-alignment of the leadership in the Company's sales and marketing department. The charge includes a severance accrual of $102,000 and an executive recruiter fee of $36,000.

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


RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2007 and 2006.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):


                                                     Three Months Ended            Nine Months Ended
                                                         March 31,                     March 31,
                                                 -------------------------     -------------------------
                                                    2007           2006           2007           2006
                                                 ----------     ----------     ----------     ----------

        Net revenues .........................      100%           100%          100%           100%
        Costs and expenses:
           Cost of revenues ..................      (58%)          (58%)         (57%)          (58%)
           Selling, general and administrative      (33%)          (40%)         (31%)          (37%)
           Special Charge ....................       (5%)            0%           (2%)            0%
           Depreciation and amortization .....       (2%)           (2%)          (2%)           (1%)
                                                 ----------     ----------     ----------     ----------
        Total operating expenses .............      (98%)         (100%)         (92%)          (96%)
                                                 ----------     ----------     ----------     ----------
             Income from operations ..........        2%             0%            8%             4%
        Total other income (expense) .........        1%             0%            1%             0%
                                                 ----------     ----------     ----------     ----------
        Net income ...........................        3%             0%            9%             4%
                                                 ==========     ==========     ==========     ==========



THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 2006

Total revenues for the three months ended March 31, 2007 of $2,893,651 increased by $362,441, or 14.3%, over the total revenues for the three months ended March 31, 2006 of $2,531,210. Billings by market are as follows:


                                             Three Months Ended March 31,
                                       ----------------------------------------
                                          2007           2006        Variance
                                       -----------    -----------   -----------
                                       (Unaudited)    (Unaudited)   (Unaudited)
     Billings by Market:
           Health Care .............   $ 1,650,912    $ 1,687,148   $   (36,236)
           Pharmaceutical ..........       450,678             --       450,678
           Hospitality .............       330,403        127,843       202,560
           Professional ............       157,706        110,579        47,127
           Commercial/Industrial ...       100,882         65,718        35,164
           Agriculture .............        98,073        118,063       (19,990)
           Protec ..................        93,424        104,575       (11,151)
           Retail ..................        49,413         64,395       (14,982)
           Government ..............        43,158         42,417           741
           Other ...................        23,056         51,525       (28,469)
                                       -----------    -----------   -----------
               Subtotal ............     2,997,705      2,372,263       625,442
           GAAP Adjustment* ........      (104,054)       158,947      (263,001)
                                       -----------    -----------   -----------
                  Revenue Reported .   $ 2,893,651    $ 2,531,210   $   362,441
                                       ===========    ===========   ===========

*Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenues. Customer billings includes all invoiced amounts associated with products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with product returned for treatment and destruction. The difference between customer billings and GAAP revenue is reflected in the Company's balance sheet as deferred revenue. See Note 3 "Revenue Recognition" in Part I; "Notes to Condensed Consolidated Financial Statements".

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($450,678), Hospitality ($202,560), Professional ($47,127) and Commercial/Industrial ($35,164) markets. These increases were partially offset by decreased billings in the Health Care ($36,236), Agriculture ($19,990) and Retail ($14,982) markets. The increase in the billings in the Pharmaceutical market is a result of the initial portion of the Company's first major pharmaceutical order of the Sharps Disposal by Mail System(R). The increase in the Hospitality market is a result of a large order for the Sharps Disposal by Mail System(R) from a national hair care chain that will use the product to dispose of razor blades. The increase in the Professional and Commercial/Industrial markets is being driven by higher demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.).

Cost of revenues for the three months ended March 31, 2007 of $1,681,437 was 58% of revenues, which is consistent with the corresponding period of the prior year.

Selling, general and administrative ("S, G & A") expenses for the three months ended March 31, 2007 of $952,608, decreased by $71,897, or 7%, lower than S,G & A expenses for the three months ended March 31, 2006. The decrease in S, G & A expense is primarily due to lower, (i) travel expenses ($21,124), (ii) compensation expense ($20,242) and (iii) professional fees ($19,120). The decrease in professional fees is related to the July 2006 settlement of the Attentus Medical litigation. The decrease in travel expense and compensation is due to the decrease in employed sales persons and travel related expenses.


During the three months ended March 31, 2007, the Company recorded a special charge of $138,000, $0.01 per diluted share, related to the re-alignment of the leadership in the Company's sales and marketing department. The charge includes a severance accrual of $102,000 and an executive recruiter fee of $36,000.

The Company generated operating income of $69,293 for the three months ended March 31, 2007 versus an operating loss of $2,830 for the corresponding period of the prior year. The improvement in operating income is due to higher revenue and gross profit, partially offset by the special charge noted above.

The Company generated income before tax of $85,104 for the three months ended March 31, 2007 versus a pre-tax loss of $2,513 for the three months ended March 31, 2006. The improvement of the income before tax is a result of the higher operating income (discussed above) coupled with the higher interest income (result of higher cash balances).

The Company reported earnings per share of $0.01 for the three months ended March 31, 2007 versus earnings per share of $0.00 for the three months ended March 31, 2006. The improvement of the earnings per share is a result of the higher net income (discussed above).

Excluding the special charge, the Company generated operating income, net income and earnings per diluted share for the quarter ended March 31, 2007 of $207,293, $217,210 and $0.02, respectively.

NINE MONTHS ENDED MARCH 31, 2007 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

Total revenues for the nine months ended March 31, 2007 of $9,066,312 increased by $1,211,613, or 15.4%, over the total revenues for the nine months ended March 31, 2006 of $7,854,699. Billings by market are as follows:

                                              Nine Months Ended March 31,
                                          2007           2006        Variance
                                       -----------    -----------   -----------

(Unaudited) (Unaudited) (Unaudited)

Billings by Market:
      Health Care ..................   $ 5,367,774    $ 5,309,558   $    58,216
      Pharmaceutical ...............       507,611         95,172       412,439
      Hospitality ..................       638,320        443,974       194,346
      Professional .................       432,758        321,781       110,977
      Commercial/Industrial ........       417,736        205,586       212,150
      Agriculture ..................       439,978        474,783       (34,805)
      Protec .......................       311,497        310,250         1,247
      Retail .......................       921,265        513,002       408,263
      Government ...................       148,324         53,021        95,303
      Other ........................       103,888        102,939           949
                                       -----------    -----------   -----------
          Subtotal .................     9,289,151      7,830,066     1,459,085
      GAAP Adjustment* .............      (222,838)        24,633      (247,471)
                                       -----------    -----------   -----------
             Revenue Reported ......   $ 9,066,313    $ 7,854,699   $ 1,211,614
                                       ===========    ===========   ===========

*Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenues. Customer billings includes all invoiced amounts associated with products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with product returned for treatment and destruction. The difference between customer billings and GAAP revenue is reflected in the Company's balance sheet as deferred revenue. See Note 3 "Revenue Recognition" in Part I; "Notes to Condensed Consolidated Financial Statements".

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($412,439), Retail ($408,263), Commercial/Industrial ($212,150), Hospitality ($194,346), Professional ($110,977), Government ($95,303), and Health Care ($58,216) markets. These increases were partially offset by decreased billings in the Agriculture market of $34,805. The increase in the billings in the Pharmaceutical market is a result of the initial portion of the Company's first major pharmaceutical manufacturing order of the Sharps Disposal by Mail System(R). The increase in the Hospitality market billings is a result of a large order for the Sharps Disposal by Mail System(R) from a national hair care chain that will use the product to dispose of razor blades. The increase in the Retail market billings is a result of the increased use of the Company's Sharps Disposal By Mail System (R) products in grocery stores and retail pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The increase in the Commercial/Industrial and Professional markets is being driven by higher demand for the Company's products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The increase in the Government market is attributable to the billings associated with a three year award received by the Company during mid - March in the third quarter of FY 2006 by an agency of the United States Government.

Cost of revenues for the nine months ended March 31, 2006 of $5,194,825 was 57% of revenues, which is consistent with the corresponding period of the prior year.

Selling, general and administrative ("S, G & A") expenses for the nine months ended March 31, 2007 of $2,831,152 decreased by $48,203, or 1.7%, lower than the S, G & A expenses for the nine months ended March 31, 2006. The decrease in S, G & A expenses is primarily a result of a decrease in professional fees of $55,918. The decrease in professional fees is related to the July 2006 settlement of the Attentus Medical litigation.


During the nine months ended March 31, 2007, the Company recorded a special charge of $138,000, $0.01 per diluted share, related to the re-alignment of the leadership in the Company's sales and marketing department. The charge includes a severance accrual of $102,000 and an executive recruiter fee of $36,000.

The Company generated operating income of $760,333 for the nine months ended March 31, 2007 versus $340,095 for the corresponding period of the prior year. The improvement in operating income is due to higher revenue and gross profit, partially offset by the special charge noted above.

The Company generated income before tax of $815,934 for the nine months ended March 31, 2007 versus a pre-tax income of $337,807 for the nine months ended March 31, 2006. The improvement of the income before tax is a result of the higher operating income (discussed above) coupled with the higher interest income (result of higher cash balances).

The Company reported earnings per share of $0.07 for the nine months ended March 31, 2007 versus earnings per share of $0.03 for the nine months ended March 31, 2006. The improvement of the earnings per share is a result of the higher net income (discussed above).

Excluding the special charge, the Company generated operating income, net income and earnings per diluted share for the nine months ended March 31, 2007 of $898,333, $929,994 and $0.08, respectively.

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was enhanced in March 2004 when the U. S. Environmental Protection Agency ("EPA") issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company. The Company estimates that there are an estimated 2 billion used syringes disposed of in the United States outside of the hospital setting. Additionally, the Company estimates that it would require 30 - 40 million Sharps Disposal by Mail System(R) products to properly disposal of all such disposed syringes, which would equate to a $1 billion small quantity generator market opportunity. Based upon the current level of sales, the Company estimates that this $1 billion market has only been penetrated by approximately 1% or less.

The Company continues to develop new products for its Sharps Disposal by Mail System(R), and Sharps SureTemp Tote(R) product lines. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the above noted regulatory actions as well as additional potential future legislation and (ii) the effects of the Company's extensive direct marketing efforts. The result of these direct marketing efforts was recognized with the receipt of the first major pharmaceutical manufacturer order, valued at $1.4 million, from a recognized and leading pharmaceutical manufacturer. The initial $0.45 million order was billed during March 2007 with fulfillment services to patients expected to begin in May 2007. The remaining portion of the order is expected to be completed in calendar year 2007.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,294,155 to $1,591,114 at March 31, 2007 from $296,959 at June 30, 2006. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $714,710 plus proceeds from the exercise of stock options of $869,407, partially offset by additions to property and equipment of $250,098 and payments on capital lease obligations of $37,657.

Accounts receivable increased by $392,557 to $1,327,840 at March 31, 2007 from $935,283 at June 30, 2006. The increase is a direct result of the increase in billings generated by the Company for the quarter ended March 31, 2007 versus the quarter ended June 30, 2006. Additionally, the increase in accounts receivable was attributable to the above noted pharmaceutical manufacturing billing in mid-March of $450,000 (less a prepayment previously received of $225,000).

Property and equipment increased by $108,656 to $582,043 at March 31, 2007 from $473,387 at June 30, 2006 due to capital expenditures of $250,098 partially offset by depreciation expense of $141,443. The capital expenditures consisted of, (i) custom software programming of $36,952, (ii) computer equipment of $30,442, (iii) incinerator facility improvements of $26,715 and (iv) office equipment of $59,818 and assembly / warehouse-related equipment of $24,982. The custom software program was incurred to accommodate the change from FedEx to UPS and an upgrade to the Company's financial and operations system including the Sharps Tracer (TM) system. The computer equipment was purchased to facilitate the upgrade of outdated equipment. Office and other equipment purchased were related to equipment necessary to accommodate the in-house assembly of the Company's products and the move to the new facility including office furniture and equipment ($31,471), a new phone system ($28,347) and warehouse equipment and racks ($24,982).

Stockholder's equity increased by $1,665,923 from $251,900 to $1,917,823. This increase is attributable to net income for the nine months ended March 31, 2007 of $794,754 and the effect of stock options to purchase 1,153,790 common stock exercised with proceeds of $869,407 (average exercise price of $0.75 per share).

Management believes that the Company's current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit will be sufficient to fund operations for the twelve months ending March 31, 2008.

OFFICE LEASE

On July 13, 2006 Sharps executed a new lease agreement for 18,231 square feet of rentable (office and warehouse) space ("New Lease") located near the previous leased facility in Houston, Texas ("New Premises"). The New Lease commenced and the prior lease was terminated on March 1, 2007. The New Lease will expire on February 28, 2012. The move to a larger facility enables the Company to, (i) facilitate the transition of its product assembly operations from an outsourced vendor to an in-house function (estimated to be completed by May 31, 2007) and
(ii) accommodate its recent and planned future growth.

TRENDS

Consistent with the recent growth in billings and revenue (26% and 14% for the three months ended March 31, 2007, respectively) and increased operating margins and net income, the trend of earnings and cash from operations continue to be positive. The Company's internal plans contemplate additional growth in all of its markets served led by growth in the Pharmaceutical Manufacturer and Retail (flu shot and non-emergency clinics in the retail setting).

In May 2007, the USPS will implement an increase in postage. The Company utilized the USPS to facilitate the transportation of the Sharps Disposal by Mail System(R) products from the end user to the Company's incineration facility in Carthage, Texas. In preparation for this increase in postage the Company has announced to its customers a price increase for the Sharps Disposal by Mail System(R) products designed to increase revenue necessary to compensate for the increased transportation costs.

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

Several other states are considering legislation similar to California and Massachusetts.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not expect that the application of SAB 108 will have any material impact on its financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS 159 beginning July 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on our consolidated financial statements.


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




Sylvia Haist Matter
In July 2006, the Company received a Notice of Charge of Discrimination from the U.S. Equal Employment Opportunity Commission ("EEOC") filed by a former employee, Sylvia Haist. The charge alleged sex discrimination and retaliation. Sylvia Haist was an employee of the Company from July 1998 until her termination in January 2006. The Company believes the charges to be totally without merit and frivolous.

On March 1, 2007, the Company received notice from the EEOC dismissing all charges against the Company. Ms. Haist has ninety (90) days to file a lawsuit against the Company should she so choose. The Company will vigorously defend itself against the erroneous allegations should Ms. Haist file suit.

Patent Infringement Litigation
In May 2007, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of Texas in Houston against MediSupply, Inc. (a/k/a or f/k/a Medi-Supply Alliance, LLC and Medi-Supply, Inc. "MediSupply") and Drive Medical Design & Manufacturing ("Drive Medical") for infringement of three U.S. patents. The complaints allege that MediSupply and Drive Medical infringe the patents by making, selling, and offering for sale disposable IV poles which are identical to the Company's Pitch-It (TM) IV Pole. In its cases against MediSupply and Drive Medical, the Company is seeking injunctions and damages or other monetary relief, including pre-judgment interest and awarding of attorney fees.




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


     ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGISTRANT:

                                      SHARPS COMPLIANCE CORP.

Dated: May 9, 2007                    By: /s/ Dr. Burton J. Kunik
                                          --------------------------------------
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer and President

Dated: May 9, 2007                    By: /s/ David P. Tusa
                                          --------------------------------------
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Business Development and
                                          Corporate Secretary