Form 10KSB
period 2007-06-30
SHARPS COMPLIANCE CORP
filed 2007-09-12
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________.

Commission File Number: 0-22390

SHARPS COMPLIANCE CORP.
(Name of small business issuer in its charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9220 Kirby Drive, Suite 500, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (713) 432-0300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for most recent fiscal year: $11,956,016.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 6, 2007: $15,631,353.

Number of shares outstanding of the issuer’s Common Stock as of September 6, 2007: 12,109,583.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on
November 15, 2007 are incorporated by reference in Part III hereof.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sharps Compliance Corp. was formed in November 1992 as a Delaware Corporation. The information presented herein is for Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, “Sharps” or the “Company”). Sharps’ principal office is located at 9220 Kirby Drive, Suite 500, Houston, Texas 77054.

The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC. The filings are also available via the SEC’s website at www.sec.gov/edgar/searchedgar/companysearch.html.

PRODUCTS AND SERVICES

Sharps is a leading developer of cost effective solutions for improving safety and efficiency related to the proper disposal of medical waste by healthcare (outside of hospital), industry and consumers. These solutions include Sharps Disposal by Mail System® Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

The Sharps Disposal by Mail System® is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and retail industries. The Sharps Disposal by Mail System® contains a securely sealed, leak and puncture resistant sharps container in several sizes; United States Postal Service (“USPS”) approved shipping carton with priority mail (pre-paid) postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment and complete documentation and tracking manifest. The Sharps Disposal by Mail System® is transported to the Company’s disposal facility for incineration (i.e. Sharps Environmental Services) in a pre-paid USPS approved shipping carton. Upon destruction, Sharps supplies verification of destruction to the customer.

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

The Trip LesSystem® is a solution for the home healthcare (commercial) industry that eliminates costly trips by healthcare providers to the patient’s home after therapy has been completed. The Trip LesSystem® has combined three complete programs for return and/or disposal. All systems contain the Sharps Disposal by Mail System® along with either (i) a prepaid pump return box or (ii) a Pitch-It™ IV Pole, depending on the patient’s therapy.

Sharps’ asset return boxes (i.e., the Sharps Pump Return Box and Sharps Enteral Pump Return Box) are marketed to home healthcare providers, primarily for use with home infusion patients. These products provide delivery and retrieval of expensive equipment, such as infusion and enteral pumps, phototherapy and TENS units, between the healthcare provider and the patient.

The Sharps Secure® Needle Disposal System is the first commercially available wall mounted needle collection and disposal by mail system specifically designed for the retail and industrial markets. The system is mounted on the wall inside of public restrooms to provide a visible collection point for self-injectors to safely and privately dispose of used needles, which are often discarded in the public waste at commercial and office buildings. The system consists of a Sharps Disposal by Mail System® needle collection container, housed in the newly designed (patent pending) Sharps Secure® metal collection cabinet. The wall-mounted cabinet, which is manufactured from heavy gauge metal, has been designed with numerous safety features to ensure that needles properly disposed of will not present a hazard.

The Sharps SureTemp Tote® is a disposable cooler that maintains a safe range for temperature-sensitive materials. Sharps primarily markets the product to home healthcare providers to protect IV medications used in home infusion. Its disposable nature relieves the home healthcare provider of tracking, cleaning and maintaining reusable coolers.

The IsoWash® Linen Recovery System is designed to address the safe handling of linens contaminated with blood, bodily fluids and other biohazards in the hospitality market. Historically, contaminated linens are discarded at most domestic hotels. IsoWash®, however, provides an alternative for safely handling and de-contaminating at a significant cost savings to linen replacement. Contaminated linens are isolated from human contact by being placed into the IsoWash® water-soluble bag, which is clear to reveal the bag’s contents and is marked with a biohazard warning. The isolated linens are placed in industrial laundry equipment for recovery. Once the wash cycle begins, the bag dissolves within two minutes allowing chemicals in the wash to safely clean the contaminated laundry with minimal handling. Sharps is the exclusive distributor for the patented product.

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

The Sharps e-Tools online services include SharpsTracer™, AssetTracer™. SharpsTracer™ is a manifest imaging and tracking program for registered customers for the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer™ eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer™ allows its registered subscribers to effectively manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance and asset status and/or location. ComplianceTrak offers a broad range of employee centered compliance and education programs. The programs range from policy and procedure development to specialized training and certification for all employees required to meet certain Occupational Safety and Health Administration (“OSHA”) standards.

Sharps Environmental Services provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services include the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems®. The Company has an agreement with the City of Carthage, Texas, and Panola County to manage and operate the Panola County Resources Recovery Facility (“PCRRF”), a municipally owned incinerator. The agreement extends through June 30, 2012 with optional renewal periods through June 2022.

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

MARKETS

The Company’s key markets for its products and services are as follows:

•	Healthcare

•	Retail

•	Hospitality

•	Professional

•	Pharmaceutical

•	Commercial / Industrial

•	Agriculture

Healthcare: The Company markets its Sharps Disposal by Mail System®, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box and Sharps SureTemp Tote® products to the Healthcare segment. This market consists primarily of home healthcare companies and generated 60% of the Company’s billings for the year ended June 30, 2007.

Retail: The Company markets its Sharps Disposal by Mail System® products to the Retail segment. This market consists of, (i) companies that purchase the products to properly dispose of syringes utilized to administer flu shots, and (ii) non-emergency clinics located in the retail setting. The Retail market generated 9% of the Company’s billings for the year ended June 30, 2007.

Hospitality: The Company markets its Sharps Disposal by Mail System®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System products to the Hospitality segment. This market includes hotel, retirement and assisted living and contract food service provider companies. The Hospitality segment generated 7% of the Company’s billings for the year ended June 30, 2007.

Professional: The Company markets its Sharps Disposal by Mail System® products to the Professional segment. This market includes physician, dental, veterinarian and other service-related firms. The Professional segment generated 5% of the Company’s billings for the year ended June 30, 2007.

Pharmaceutical: The Company markets its Sharps Disposal by Mail System® products to pharmaceutical manufacturers and clinical drug trial companies. Although, the Pharmaceutical segment generated only 4.5% of the Company’s billings for the year ended June 30, 2007, it is believed to be a segment with significant growth potential.

Commercial / Industrial: The Company markets its Sharps Disposal by Mail System®, Sharps Secure®,and Biohazard Spill Clean-Up Kit products to the Commercial / Industrial market. This market includes a wide variety of customers including those with safety, industrial, retail and other facilities. The Commercial / Industrial segment generated 4% of the Company’s billings for the year ended June 30, 2007.

Agriculture: The Company markets its Sharps Disposal by Mail System® products to the Agriculture segment. This market consists of companies that purchase the products to properly dispose of syringes used to inject farm animals (ex., dairy cattle) and generated 4% of the Company’s billings for the year ended June 30, 2007.

RESEARCH AND DEVELOPMENT

Sharps’ research and development costs for the last two fiscal years have not been material. The Company is seeking new applications for the Sharps Disposal by Mail System® in many different industries and markets, since small quantity medical waste generators can be found throughout the country. Sharps is also considering the development of new products to assist companies in complying with OSHA regulations regarding medical waste handling. Development of new products is completed when utilizing the services of the prospective manufacturer, which kept development costs to a minimum. Currently, Sharps works with several manufacturers regarding the development of any products.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the year ended June 30, 2007, two customers represented approximately 28% of revenues. Those same two customers represented approximately 33%, or $441,607 of the total accounts receivable balance at June 30, 2007. For the year ended June 30, 2006, three customers represented approximately 48% of revenues. Those same three customers represented approximately 38%, or $378,939 of the total accounts receivable balance at June 30, 2006. The Company may be adversely affected by its dependence on a limited number of high volume customers. Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its products and (iii) the continued diversification of the Company’s products and services into additional markets outside of its traditional Healthcare customer base.

Currently, the majority of Sharps transportation is sourced with the United States Post Office (“USPS”), which consists of delivering the Sharps Disposal by Mail System® from the end user to the Company’s leased incineration facility. The Company entered into an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS has agreed to transport the Company’s Sharps Disposal by Mail System® products from the end user to the Company’s leased incineration facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by (i) the new arrangement with UPS and (ii) the long-standing business relationship with the USPS.

INTELLECTUAL PROPERTY

Although Sharps has applied in the United States for registration of a number of trademarks and patents, many of which have been registered and granted, it can give no assurance that the Company will obtain and maintain registrations for existing and the other trademarks and patents for which it has applied.

RISK FACTORS

Operating History

Sharps was profitable in fiscal years 2006 and 2007. Prior to fiscal year 2006, the Company had a history of operating losses. The future success of Sharps is dependent upon many factors, including environmental regulation, continued acceptability of its products and services, continuity of its customer agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company’s current financial resources, including cash on hand and its line of credit with JPMorgan Chase Bank, N.A., will be sufficient to fund operations through fiscal year 2008.

Dependence on Key Management Personnel

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

Competition

There are several competitors who offer similar or identical products and services that facilitate the disposal of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies are typically smaller organizations or divisions of larger companies. While Sharps does not believe it currently faces significant competition in the Sharps Disposal by Mail business, it is likely that this could change as the Company continues its success and the country becomes more aware of the need for the proper disposal of medical sharps. The Company believes its capabilities as a vertically integrated producer of products and services differentiates it from most competition. It is possible that future competition may also come from companies that are larger and better capitalized than the Company.

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

Incinerator Facilities

The Company’s business utilizes an incinerator facility for medical waste disposal. The Company has a lease agreement for the facility with the City of Carthage, Texas (Panola County) to operate the PCRRF through June 30, 2012 (with options to extend the lease through June 30, 2022). The Company is responsible for operating and maintaining the facility in compliance with all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. The cost of such compliance for the period ending June 30, 2007 was $2,162. The Company is also responsible for all operating and capital costs associated with day-to-day operations of the incinerator facility. Although, the Company entered into an agreement with a secondary burn facility to provide services in the event the PCRRF is unavailable, any disruption in the availability of a disposal facility or increased governmental regulation may have an adverse impact on the Company. The Company can make no assurances that no such disruption or burdensome regulation will occur in the future.

The Company believes the facility is in compliance with all applicable federal, state, local and/or regulatory agency requirements, air pollution and TCEQ (“Texas Commission on Environmental Quality”) regulations. See change in Government Regulation below.

During fiscal 2008, the Company plans to begin the process of adding alternative technology, autoclaving, for medical waste disposal with plans to be fully operational in fiscal year 2009 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the Autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The autoclaving technology is planned to be used in addition to incineration and is estimated to cost approximately $300,000.

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

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the leased incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company’s leased incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published. The Company has studied the amended EPA Clean Air Act and its options, and has decided in the interim to move forward with the process of adding alternative technology, autoclaving, for medical waste disposal with plans to be fully operational in fiscal year 2009 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the Autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The autoclaving technology is planned to be used in addition to incineration and is estimated to cost approximately $300,000.

Proper Disposal of Medical Sharps

The first significant regulatory development occurred in December 2004 with the improved guidance issued by the Environmental Protection Agency (“EPA”) regarding the safe disposal of medical sharps (needles, syringes and lancets). This new guidance is a result of disposal problems created by the estimated 2 billion syringes discarded annually by self-injectors of medicines in homes and non-healthcare commercial facilities. Until December 2004, the EPA guidance has instructed consumers to place used sharps in a household container and to place the container in the household garbage. New guidance posted on the EPA website reflects information about alternative disposal methods including mail-back programs. The improved guidance issued by the EPA is a significant step toward the removal of needles, syringes and other sharps from the solid waste stream, consistent with the current practice in healthcare facilities. The Company’s products and services, which are included in the EPA list of recommended solutions, are designed to improve safety, efficiency and patient concerns related to the proper disposal of medical sharps.

The next regulatory development was the enactment of California Senate Bill 1362, “The Safe Needle Disposal Act of 2004.” This legislation authorizes California agencies to expand the scope of their existing household hazardous waste plans to provide for the safe disposal of medical sharps including hypodermic needles and syringes. Authorized disposal programs include the mail-back programs currently marketed by the Company.

In July 2006, the State of California passed Senate Bill 1305 (“SB 1305”), an amendment to The Medical Waste Management Act. The new law requires the proper disposal of home-generated sharps waste (syringes, needles, lancets, etc.) and acknowledges mail-back programs as one of the most convenient alternatives for the collection and destruction of home-generated sharps. Effective January 1, 2007 (with enforcement beginning September 1, 2008), SB 1305 addresses the need to meet the changing demands of healthcare provided in alternate sights that currently allows hundreds of millions of home-generated sharps waste to be disposed in solid waste and recycling containers. The new law is designed to ensure appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks.

Also in July 2006, The Massachusetts Legislature enacted Senate Bill 2569 which requires the Massachusetts department of public health, in conjunction with other relevant state and local agencies and government departments, to design, establish and implement a program for the collection and disposal of non-commercially generated, spent hypodermic needles and lancets. Recommended disposal methods include mail-back products approved by the U.S. Postal Service such as the Sharps Disposal By Mail Systems®. The Massachusetts legislation addresses the need for proper disposal of used syringes, needles and lancets outside of the traditional healthcare setting.

In addition to California and Massachusetts, other states are considering similar options.

In August 2008, the U.S. House of Representative and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes through a sharps-by mail or similar program. This legislation proposes Medicare coverage for the safe needle disposal for approximately 1.3 million insulin-dependent diabetic beneficiaries and is intended to reduce the number of accidental injuries, infections and subsequent costs associated with the improper disposal of approximately 4 million needles generated daily by Medicare covered diabetics. The Company’s Sharps Disposal By Mail Systems® is an example of the cost-effective and easy-to-use solution recommended in the legislation.

Postal Work Interruptions

Sharps currently transports its disposal products using the USPS, therefore, any interruption in day-to-day USPS delivery services could have a material adverse effect on Sharps’ revenues and financial condition. Postal delivery interruptions are rare and unpredictable. However, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, the Company entered into an arrangement with UPS whereby UPS agreed to transport the Company’s Sharps Disposal by Mail System® products from the end user to the Company’s leased incineration facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by the new arrangement with UPS and its long standing relationship with the USPS.

Employees

Sharps employees 33 individuals, of which 32 are full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

On July 13, 2007 Sharps executed a new lease agreement for 18,231 square feet of rentable (office and warehouse) space (“New Lease”) located near the previous leased facility in Houston, Texas (“New Premises”). The New Lease commenced and the prior lease was terminated effective March 1, 2007. The New Lease will expire on February 28, 2012.

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

ITEM 3. LEGAL PROCEEDINGS

Ameritech Environmental, Inc.

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. (“Ameritech”) totaling $176,958 related to the non-payment by Ameritech for incineration services provided by the Company in 2002. In November 2003, Ameritech sold its assets representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas (“MedSolutions”). During January 2004, the Company secured a Garnishment Order against MedSolutions whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%, subject to the terms of the agreement by which MedSolutions purchased the Ameritech assets.   A balloon payment of $137,721 due November 7, 2004, under the Garnishment Order, was not made by MedSolutions to the Company. This represented the then outstanding remaining amount due to the Company.

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

Ronald E. Pierce Matter

On June 14, 2004, the Company provided Mr. Ronald E. Pierce, its then current Chief Operating Officer (“Mr. Pierce”), with notice of non-renewal of his employment agreement. As such, July 14, 2004 was Mr. Pierce’s last day of employment. The Company has advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due. The Company then received various letters from Mr. Pierce’s attorney advising that Mr. Pierce is taking the position that the non-renewal of the employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his agreement without the obligation of paying Mr. Pierce as if he were terminated without cause. Mr. Pierce has demanded severance related payments totaling approximately $280,000 (including an $80,000 bonus) along with the full accelerated vesting of 500,000 stock options previously awarded to Mr. Pierce. The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce’s employment agreement, the Company was entitled to provide notice thirty (30) days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce. On July 30, 2004, the Company received notice from Mr. Pierce’s attorney requesting commencement of arbitration to resolve the claim. No further communications have been received from Mr. Pierce’s attorney since July 30, 2004. The Company believes it has meritorious defenses against Mr. Pierce’s claims and has not recorded a liability related to this matter.

Patent Infringement Litigation

In May 2007, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of Texas in Houston against MediSupply, Inc. (a/k/a or f/k/a Medi-Supply Alliance, LLC and Medi-Supply, Inc. “MediSupply”) and Drive Medical Design & Manufacturing (“Drive Medical”) for infringement of three U.S. patents. The complaints allege that MediSupply and Drive Medical infringe the patents by making, selling, and offering for sale disposable IV poles which are identical to the Company’s Pitch-It ™ IV Pole. In its cases against MediSupply and Drive Medical, the Company is seeking injunctions and damages or other monetary relief, including pre-judgment interest and awarding of attorney fees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2007, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information: During the two years ended June 30, 2007, the common stock of the Company has been quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”. The Company’s common stock has had trading volume, averaging approximately 365,000 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2006
First Quarter	$0.94	$0.60
Second Quarter	$0.85	$0.61
Third Quarter	$1.05	$0.62
Fourth Quarter	$0.99	$0.85

Fiscal Year Ended June 30, 2007
First Quarter	$0.98	$0.85
Second Quarter	$2.45	$0.80
Third Quarter	$3.83	$2.30
Fourth Quarter	$3.40	$2.95

Fiscal Year Ending June 30, 2008
First Quarter (September 7, 2007)	$3.65	$2.50

Stockholders: At September 6, 2007 there were 12,109,583 shares of common stock held by approximately 200 holders of record with approximately 500 held in street name. The last reported sale of the common stock on September 6, 2007, was $2.60 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holder (1)	1,913,330	$1.08	360,444
Equity compensation plans not approved by security holders (2)	295,000	0.92	N/A
Total	2,208,330	$1.06	360,444

Notes:

(1)	Represents stock options issued under the 1993 Sharps Compliance Corp. Stock Plan.

(2)	Represents options to purchase unregistered common stock of the Company.

Recent Sales of Unregistered Securities: None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form-10KSB. See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Financial Statements of Operations, expressed as a percentage of revenue:

	Year Ended June 30,
	2007	2006

Total revenues	100%	100%
Costs and expenses:
Cost of revenues	(58%)	(57%)
Selling, general and administrative	(34%)	(37%)
Depreciation and amortization	(2%)	(1%)

Total operating expenses	(94%)	(96%)
Operating profit	6%	4%
Interest income (expense), net	1%	0%
Net income	7%	4%

YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006

Total revenues for the year ended June 30, 2007 of $11,956,016 increased by $1,393,296, or 13.2%, over the total revenues for the year ended June 30, 2006, of $10,562,720. Billings by market are as follows:

	Twelve Months Ended June 30,
	2007	2006	Variance

Billings by Market:
Health Care	$7,327,530	$6,986,727	$340,803
Retail	1,107,442	559,078	548,364
Hospitality	878,100	552,356	325,744
Professional	615,014	464,952	150,062
Pharmaceutical	553,885	101,158	452,727
Commercial/Industrial	528,915	298,146	230,769
Agriculture	515,281	717,879	(202,598)
Protec	416,307	427,674	(11,367)
Government	177,790	80,811	96,979
Other	128,810	127,958	852
Subtotal	12,249,074	10,316,739	1,932,335
GAAP Adjustment*	(293,058)	245,981	(539,039)
Revenue Reported	$11,956,016	$10,562,720	$1,393,296

*Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenue. Customer billings includes all invoiced amounts associated with products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with product returned for treatment and destruction. The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue. See Critical Accounting Policies “Revenue Recognition” in Item 6: “Management’s Discussion and Analysis or Plan of Operation”.

The increase in revenues is primarily attributable to increased billings in the Retail ($548,364), Pharmaceutical ($452,727), Health Care ($340,803), Hospitality ($325,744), Commercial/Industrial ($230,769) Professional ($150,062) and Government ($96,979) markets. These increases were partially offset by decreased billings in the Agriculture ($202,598) and ProTec ($11,367) markets. The increase in the billings in the Retail market is a result of the increased use of our products in grocery stores and pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The increase in the billings in the Pharmaceutical market is a result of the initial portion of the Company’s first major pharmaceutical order of the Sharps Disposal by Mail System®. The increase in the Health Care market billings is a result of the growing number of patients in the health care industry and the increased utilization of the Sharps Disposal by Mail System® within existing branches. The increase in the Hospitality market is a result of a large order for the Sharps Disposal by Mail System® from a national hair care chain that will use the product to dispose of razor blades and increased sales to a food safety supplies distributor for Biohazard Disposable Mailback Kits and the Sharps Disposal by Mail System®. The increase in the Commercial/Industrial and Professional markets is being driven by higher demand for the Company’s products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The decrease in the Agriculture market is primarily attributable to decreased demand of the Sharps Disposal by Mail System by a customer who provides the product to facilitate the injection of dairy cattle due to growing public concern over the use of hormones.

Cost of revenues for the year ended June 30, 2007 of $6,942,567 was 58% of revenues. Cost of revenues for the year ended June 30, 2006 of $6,068,399 was 57% of revenues for the corresponding period.

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2007 of $3,945,642 are consistent with prior year. The cost of SG&A compared to revenue decreased to 33% from 37% for the year ended June 30, 2006.

During the year ended June 30, 2007, the Company recorded a special charge of $138,000, $0.01 per diluted share, related to the re-alignment of the leadership in the Company’s sales and marketing department. The charge includes a severance accrual of $102,000 and an executive recruiter fee of $36,000.

The Company generated operating income of $727,305 for the year ended June 30, 2007 an increase of $345,112 compared to $382,193 for the year ended June 30, 2006. The improvement in operating income is due to higher revenue and gross profit, partially offset by the special charge noted above.

The Company generated income before tax of $805,880 for the year ended June 30, 2007 versus a pre-tax income of $381,629 for the year ended June 30, 2006. The improvement of the income before tax is a result of the higher operating income (discussed above) coupled with the higher interest income (result of higher cash balances) and capital leases being paid off.

The Company reported diluted earnings per share of $0.06 for the year ended June 30, 2007 versus diluted earnings per share of $0.03 for the year ended June 30, 2006. The improvement of the earnings per share is a result of the higher net income (discussed above).

Excluding the special charge, the Company generated operating income, net income and earnings per diluted share for the year ended June 30, 2007 of $865,305, $919,940 and $0.07, respectively.

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was enhanced in March 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. In August 2008, the U.S. House of Representative and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company. The Company estimates that there are an estimated 2 billion used syringes disposed of in the United States outside of the hospital setting. Additionally, the Company estimates that it would require 30 - 40 million Sharps Disposal by Mail System® products to properly disposal of all such disposed syringes, which would equate to a $1 billion small quantity generator market opportunity. Based upon the current level of sales, the Company estimates that this $1 billion market has only been penetrated by approximately 1% or less.

The Company continues to develop new products for its Sharps Disposal by Mail System® and Sharps SureTemp Tote® product lines. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the above noted regulatory actions as well as additional potential future legislation and (ii) the effects of the Company’s extensive direct marketing efforts. The result of these direct marketing efforts was recognized with the receipt of the first major pharmaceutical manufacturer order, valued at $1.4 million, from a recognized and leading pharmaceutical manufacturer. The initial $0.45 million order was billed during March 2007 with fulfillment services to patients having started in May 2007. The remaining portion of the order is expected to be completed in calendar year 2007.

Looking forward, the Company is targeting customer billings of $15 million to $16 million for fiscal year 2008 led by expected growth in the pharmaceutical, retail, hospitality and professional markets. The Company anticipates gross margin of approximately 42% in fiscal year 2008 and an increase in SG&A of approximately 10%, exclusive of any non-cash stock-based compensation expense (SFAS 123R). The expected investment in SG&A expense is primarily related to increased sales and marketing related activities.

Demand for the Company’s primary product, the Sharps Disposal by Mail System®, which facilitates the proper and cost-effective disposal of medical waste including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin (referred to as “sharps”), has been growing rapidly in the small quantity generator sector because of its mail-back convenience and unique data tracking feature. In addition, targeted opportunities continue to expand as a result of the growing awareness of the need to properly handle sharps medical waste for safety and environmental concerns, the expanding need for self-injectable medications and the changing paradigm in the health industry.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,837,193 to $2,134,152 at June 30, 2007 from $296,959 at June 30, 2006. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $1,096,678 and stock options exercised of $1,115,032, partially offset by, (i) additions to property and equipment of $316,160 (ii) additions to intangible assets of $18,097 and (iii) payments on capital lease obligations of $40,260.

Accounts receivable increased by $395,448 to $1,330,731 at June 30, 2007 from $935,283 at June 30, 2006. The increase is a direct result of the increase in billings generated by the Company for the quarter ended June 30, 2007 versus the quarter ended June 30, 2006.

Property and equipment increased by $117,180 to $590,567 at June 30, 2007 from $473,387 at June 30, 2006 due to capital expenditures of $316,160 partially offset by depreciation expense of $198,980. The capital expenditures consisted of, (i) custom software programming of $45,194, (ii) computer equipment of $40,745, (iii) incinerator facility improvements of $34,619, (iv) molds and printing plates of $85,675 and (v) office equipment of $66,437 and manufacturing and assembly / warehouse-related equipment of $43,490. The custom software program was incurred to accommodate the change from FedEx to UPS and an upgrade to the Company’s financial and operations system, including the Sharps Tracer ™ system. The computer equipment was purchased to facilitate the upgrade of outdated equipment. The molds and printing plates were procured to facilitate duplicates in the event of dual production facilities. Office and other equipment purchased were related to equipment necessary to accommodate the in-house assembly of the Company’s products and the move to the new facility including office furniture and equipment ($38,090), a new phone system ($28,347) and manufacturing and warehouse equipment and racks ($43,490).

Accrued liabilities increased by $351,632 to $613,851 at June 30, 2007 from $262,219 at June 30, 2006. The increase from year to year is a result of, (i) Inventory received in warehouse but invoice has not been received in Accounts Payable ($144,483), (ii) payroll accrual ($111,387), (iii) Senior VP of Sales severance ($40,655), (iv) additional rebates ($29,865), and (v) other accrued liabilities ($25,242).

Stockholder’s equity increased by $1,917,225 from $251,900 to $2,169,125. This increase is attributable to net income for fiscal year 2007 of $784,700, the effect of stock options to purchase 1,443,060 common stock exercised with proceeds of $1,115,032 (average exercise price of $0.77 per share), 123(R) expense and other of $17,493.

The Company’s obligations under capital leases (including current portion) decreased by $40,260 as of June 30, 2007 as compared to the June 30, 2006 balances. This decrease is attributable to the corresponding payments on such capital lease obligations.

Based upon all options outstanding at June 30, 2007 and restricted stock awards totaling 49,500 issued on July 2, 2007, the Company is expecting to incur non-cash stock based compensation charges of approximately $120,000 in fiscal year 2008.

The Company expects to incur capital expenditures of $300,000 during the later part of fiscal year 2008 and early fiscal year 2009 for the implementation of an autoclaving system at its current facility in Carthage, Texas.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit will be sufficient to fund operations for the twelve months ending June 30, 2008.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly information for 2007 and 2006. We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

	Quarter Ended
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Total revenues	$2,660,112	$2,663,376	$2,531,210	$2,708,022
Cost of revenues	$1,560,919	$1,496,692	$1,466,906	$1,543,882
Operating income (loss)	$171,806	$171,119	$(2,830)	$37,110
Net income (loss)	$164,532	$166,972	$(2,513)	$52,638
Net income (loss) per share	$0.02	$0.02	$0.00	$0.00
Weighted average shares - diluted	10,732,740	10,720,512	10,547,328	10,950,196

	Quarter Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Total revenues	$2,990,884	$3,181,777	$2,896,651	$2,899,704
Cost of revenues	$1,693,588	$1,819,800	$1,681,437	$1,747,742
Operating income (loss)	$298,662	$392,378	$69,293	$(33,027)
Net income (loss)	$291,588	$421,196	$81,970	$(10,054)
Net income (loss) per share	$0.03	$0.04	$0.01	$0.00
Weighted average shares - diluted	10,991,339	11,576,162	13,395,644	11,894,855

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company complies with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as “Mailback” and Sharps Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility. The Mailback container system is mailed to the incineration facility using the USPS. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback and Incinerator revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements and potential impact of FIN No. 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company adopted SAB 108 for the year ending June 30, 2007 and it has not had a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the new standard to have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS 159 beginning July 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report and are referenced as pages F-1 to F-16.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of June 30, 2007, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13(a)-15(e) and 15(d) - 15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed, and are effective, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s internal control over financial reporting during the year ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

The information required by this item is not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission (“SEC”) relating to its Annual Meeting of Stockholders to be held on November 15, 2007.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee is comprised of certain Directors who are not employees of the Company or any of its subsidiaries.  Messrs. Zerrillo (Chairman) and Parker are the current members of the Audit Committee.  The Audit Committee meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls.  The independent auditors have unrestricted access to the Audit Committee and vice versa.

The Company’s Board has determined that Mr. Parker is an independent director who qualifies as an audit committee accounting expert, as that term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended.

The Company’s Board adopted a Code of Ethics for all of our directors, officers and employees, as defined in Item 406 of Regulation S-B under the Securities Act of 1933, as amended.  The Company’s Code of Ethics was previously an exhibit to the Annual Report on Form 10-KSB.  Individuals may also request a free copy of the Company’s Code of Ethics from the Company’s investor relations department. Additionally, the Company posted its Code of Ethics on its website (www.sharpsinc.com). The Company intends to disclose any amendments to, or waivers from, the provisions of its Code of Ethics within four business days of the amendment or waiver within Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, within 120 days, relating to its Annual Meeting of Stockholders to be held on November 15, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, within 120 days, relating to its Annual Meeting of Stockholders to be held on November 15, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, within 120 days, relating to its Annual Meeting of Stockholders to be held on November 15, 2007.

ITEM 13. EXHIBITS

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

10.6	Purchase Agreement between Ivy Green Corporation and Sharps Compliance, Inc., dated June 19, 1998 (incorporated by reference from Exhibit 10.32 to Form 10-KSB, dated June 30, 1998).

10.7	Lease Agreement between Lakes Technology Center, Ltd. and Sharps Compliance, Inc., dated August 1, 1998 (incorporated by reference from Exhibit 10.33 to Form 10-KSB, dated June 30, 1998).

10.8	Severance Agreement between C. Lee Cooke, Jr. and Sharps Compliance Corp. (formerly known as - U.S. Medical Systems, Inc.), dated September 2, 1998 (incorporated by reference from Exhibit 10.34 to Form 10-KSB, dated June 30, 1998).

10.9	Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated June 21, 2004.

10.10	Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated August 19,2005.

10.11	Credit Agreement dated March 27,2006, by and between Sharps compliance Corp. and JPMorgan Chase Bank, N.A.

10.12	Line of Credit Note dated March 27, 2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A.

10.13	Security Agreement dated March 27, 2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A.

10.14	Lease Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd.

10.15	Lease Termination Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby I & II, Ltd.

10.16	Amendment to Credit Agreement dated February 5, 2007, by and between Sharps compliance Corp. and, JPMorgan Chase Bank , N.A.

10.17	Line of Credit Note dated February 5, 2007, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A.

10.18	Offer Letter between Sharps Compliance Corp., and David C. Mayfield dated March 15, 2007.

10.19	Form of restricted stock award agreement dated July 2, 2007.

10.20	Letter Agreement by and between Sharps Compliance Corp. and David C. Mayfield dated April 10, 2007 (filed herewith).

14.1	Sharps Compliance Corp. Code of Ethics.

16.1	Letter regarding changes in Certifying Accountant to Arthur Andersen LLP, dated April 22, 1998 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated April 22, 1998).

16.2	Letter regarding changes in Certifying Accountant to Mann Frankfort Stein & Lipp CPAs L.L.P. (incorporated by reference from Exhibit 16.1 to Form 8-K, dated January 11, 2002).

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, within 120 days, relating to its Annual Meeting of Stockholders to be held on November 15, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SHARPS COMPLIANCE CORP.

Dated: September 12, 2007	By:	/s/ BURTON J. KUNIK
Dr. Burton J. Kunik Chairman of the Board, Chief Executive Officer and President

By:	/s/ DAVID P. TUSA
David P. Tusa Executive Vice President Chief Financial Officer, Business Development and Corporate Secretary

By:	/s/ RAMSAY GILLMAN
Ramsay Gillman
Director

By:	/s/ JOHN R. GROW
John R. Grow
Director

By:	/s/ PARRIS H. HOLMES, JR.
Parris H. Holmes, Jr.
Director

By:	/s/ F. GARDNER PARKER
F. Gardner Parker
Director

By:	/s/ PHILIP C. ZERRILLO
Philip C. Zerrillo
Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sharps Compliance Corp. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective July 1, 2006.

/s/ UHY LLP

Houston, Texas September 12, 2007

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,134,152	$296,959
Restricted cash	10,010	10,010
Accounts receivable, net of allowance for doubtful accounts of $15,793 and 20,024, respectively	1,330,731	935,283
Inventory	364,005	325,688
Prepaid and other current assets	186,101	88,348
TOTAL CURRENT ASSETS	4,024,999	1,656,288

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $878,248 and $790,397, respectively	590,567	473,387

INTANGIBLE ASSETS, net of accumulated amortization of $120,327 and $116,805, respectively	75,002	60,427

TOTAL ASSETS	$4,690,568	$2,190,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$557,302	$526,582
Accrued liabilities	613,851	262,219
Deferred revenue	883,678	826,764
Current maturities of capital lease obligations	1,809	40,260
TOTAL CURRENT LIABILITIES	2,056,640	1,655,825

LONG-TERM DEFERRED REVENUE	392,803	211,568

OBLIGATIONS UNDER CAPITAL LEASES, net of current maturities	-	1,809

RENT ABATEMENT	72,000	69,000

TOTAL LIABILITIES	2,521,443	1,938,202

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 11,998,453 and 10,551,310 shares issued and outstanding, respectively	119,985	105,513
Additional paid-in capital	8,596,321	7,478,268
Accumulated deficit	(6,547,181)	(7,331,881)
TOTAL STOCKHOLDERS’ EQUITY	2,169,125	251,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,690,568	$2,190,102

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2007	2006
REVENUES
Product	$11,603,434	$10,143,651
Environmental services	346,810	394,318
Consulting services	5,772	24,751
TOTAL REVENUES	11,956,016	10,562,720

COSTS AND EXPENSES
Cost of revenues	6,942,567	6,068,399
Selling, general and administrative	3,945,642	3,957,653
Special charge	138,000	-
Depreciation and amortization	202,502	154,475
TOTAL COSTS AND EXPENSES	11,228,711	10,180,527

OPERATING INCOME	727,305	382,193

OTHER INCOME (EXPENSE)
Interest income	50,680	12,314
Interest expense	(4,605)	(12,878)
Other income	32,500	-
TOTAL OTHER INCOME (EXPENSE)	78,575	(564)

INCOME BEFORE INCOME TAXES NET INCOME)	805,880	381,629

INCOME TAXES	(21,180)	-

NET INCOME	$784,700	$381,629

NET INCOME PER COMMON SHARE
Basic	$.07	$.04

Diluted	$.06	$.03

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE
Basic	11,161,367	10,547,846
Diluted	12,338,047	10,953,831

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances, July 1, 2005	10,547,311	$105,473	$7,464,381	$(7,713,510)	$(143,656)

Exercise of stock options	3,999	40	2,852	-	2,892

Stock-based compensation			11,035		11,035

Net income	-	-	-	381,629	381,629

Balances, June 30, 2006	10,551,310	105,513	7,478,268	(7,331,881)	251,900

Exercise of stock options	1,443,060	14,431	1,100,601		1,115,032

Stock-based compensation and other	4,083	41	17,452		17,493

Net income	-	-	-	784,700	784,700

Balances, June 30, 2007	11,998,453	$119,985	$8,596,321	$(6,547,181)	$2,169,125

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$784,700	$381,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202,502	154,475
Stock based compensation expense and other	17,493	11,035
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(395,448)	28,865
(Increase) decrease in inventory	(38,317)	42,807
Decrease in prepaid and other assets	(97,753)	(9,028)
(Increase) decrease in accounts payable and accrued liabilities	385,352	(56,050)
Increase (decrease) in deferred revenue	238,149	(231,046)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,096,678	322,687

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(316,160)	(175,188)
Intangible Assets	(18,097)	(63,258)
NET CASH USED IN INVESTING ACTIVITIES	(334,257)	(238,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(40,260)	(48,601)
Proceeds from exercise of stock options	1,115,032	2,892
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	1,074,772	(45,709)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,837,193	38,532

CASH AND CASH EQUIVALENTS, beginning of year	296,959	258,427

CASH AND CASH EQUIVALENTS, end of year	$2,134,152	$296,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$4,602	$12,879

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND BACKGROUND

Organization: The accompanying consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, “Sharps” or the “Company”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Business: Sharps is a leading developer of cost effective solutions for improving safety and efficiency related to the proper disposal of medical waste by healthcare (outside of hospital), industry and consumers. These solutions include Sharps Disposal by Mail System® Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.

Concentration of Customers and Suppliers: Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the year ended June 30, 2007, two customers represented approximately 28% of revenues. Those same two customers represented approximately 33%, or $441,607 of the total accounts receivable balance at June 30, 2007. For the year ended June 30, 2006, three customers represented approximately 48% of revenues. Those same three customers represented approximately 38%, or $378,939 of the total accounts receivable balance at June 30, 2006. The Company may be adversely affected by its dependence on a limited number of high volume customers. Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its products and (iii) the continued diversification of the
Company’s products and services into additional markets outside of its traditional Healthcare customer base.

Currently, the majority of Sharps transportation is sourced with the United States Post Office (“USPS”), which consists of delivering the Sharps Disposal by Mail System® from the end user to the Company’s leased incineration facility. The Company entered into an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS has agreed to transport the Company’s Sharps Disposal by Mail System® products from the end user to the Company’s leased incineration facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by (i) the new arrangement with UPS and (ii) the long-standing business relationship with the USPS.

Liquidity: Sharps was profitable in fiscal years 2006 and 2007. Prior to fiscal year 2006, the Company had a history of operating losses. The future success of Sharps is dependent upon many factors, including environmental regulation, continued acceptability of its products and services, continuity of its customer agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company’s current financial resources, including cash on hand and its line of credit with JPMorgan Chase Bank, N.A., along with cash flow from operations, will be sufficient to fund operations through fiscal year 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation, or “FDIC”. Accounts are guaranteed by the FDIC up to $100,000. The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions. The Company has not experienced any losses in such accounts.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventory: Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method. At June 30, 2007 total inventory was $364,005 of which $179,193 was finished goods and $184,812 was raw materials. At June 30, 2006 total inventory was $325,688 of which $162,634 was finished goods and $163,054 was raw materials.

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period. During the years ended June 30, 2007 and 2006, the Company recorded depreciation expense of $198,980 and $139,865, respectively.

Intangible Assets: Intangible assets consist of, (i) permit costs related to the Company’s leased incineration facility in Carthage, Texas, (ii) three patents, two acquired in June 1998 and one in November 2003 and (iii) defense costs related to certain existing patents. The permit costs are being amortized over the remaining initial term of the corresponding incinerator lease. The one patent acquired in November 2003 is being amortized over its estimated useful life of seventeen years. During the years ended June 30, 2007 and 2006, the Company recorded amortization expense of $3,522 and $14,610, respectively. Accumulated amortization at June 30, 2007 and 2006 was $120,327 and $116,805, respectively. Future amortization for intangible assets is as follows: $12,775, $12,775, $12,775, $12,775, $12,775 and $11,127 for the years ending June 30, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively, for a total amortization of $75,002.

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted SFAS 123R beginning July 1, 2006. There is no compensation expense related to the unvested portion of stock options granted prior to July 1, 2006 since the Company’s Board of Directors approved, in June 2006, the acceleration of the vesting of all unvested stock options previously awarded.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock- options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. Restricted Stock Units (“RSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. We began issuing RSUs on July 2, 2007.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We have elected the modified prospective transition method as permitted by SFAS 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning July 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant.

Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair value method had been applied. If this method had been used, our net income and net income per share for the year ended June 30, 2006 would have been adjusted to the pro forma amounts below:

The following table reflects the pro forma effect on net income (loss) and income (loss) per share for the year ended June 30, 2006 as if we had applied the fair value recognition provision of SFAS 123(R):

Year Ended June 30, 2006
Net income, as reported	$381,629
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(724,361)

Net loss, pro forma	$(342,732)

Diluted net income per share, as reported	$0.03

Basic and diluted loss per share, pro forma	$(0.03)

For the year ended June 30, 2007, we recognized stock-based compensation of $5,162 which is included in the line item “selling, general and administrative expenses” of the Consolidated Statement of Operations.

For purposes of the stock-based computations during the years ended June 30, 2007 and 2006 the following assumptions were used:

	Year Ended June 30,
	2007	2006
Risk-free interest rate	4.9%	4.7%
Expected volatility	100%	114%
Expected life (in years)	3.3	3.4
Dividend yield	-	-

For stock-based awards granted on or after July 1, 2006, the Company considers an estimated forfeiture rate for stock option and RSUs based on historical experience and the anticipated forfeiture rates during the future contract life.

Revenue Recognition: The Company complies with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as “Mailbacks” and Sharps Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility. The Mailback container system is mailed to the incineration facility using the USPS. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback and Incinerator revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Fees and Costs: The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenues.

Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $16,572 and $22,187 for the years ended June 30, 2007 and 2006, respectively.

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

Employee Benefit Plans: In addition to group health related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were $21,575 and $20,954 for the years ended June 30, 2007 and 2006, respectively, and are included in selling and administrative expenses. For purposes of the group health benefit plan, the Company self-insures an amount equal to the excess of the employees’ deductible ($1,000 for individual and $3,000 for family coverage) up to the amount by which the third party insurance coverage begins ($5,000 for individual and $10,000 for family). The amount of liability at June 30, 2007 and 2006 was $3,603 and $899, and is included in “Accrued Liabilities”.

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

Net Income Per Share: Earnings per share (“EPS”) data for all years presented has been computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, that requires a presentation of basic and diluted earnings per share. Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period adjusted for preferred stock dividends, if any. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Financial Instruments: The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at year-end based on management’s estimate of the Company’s ability to borrow funds under terms and conditions similar to those of the Company’s existing debt.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements: In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements and potential impact of FIN No. 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company adopted SAB 108 for the year ending June 30, 2007 and it has not had a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the new standard to have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS 159 beginning July 1, 2008. The Company is currently evaluating the impact that this pronouncement may have on our consolidated financial statements.

NOTE 3 - ACCOUNT RECEIVABLE

During September and October 2003, the Company secured judgments against Ameritech Environmental, Inc. (“Ameritech”) totaling $176,958 related to the non-payment by Ameritech for incineration services provided by the Company in 2002. In November 2003, Ameritech sold its assets representing collateral for the judgments to MedSolutions, Inc. of Dallas, Texas (“MedSolutions”). During January 2004, the Company secured a Garnishment Order against MedSolutions whereby MedSolutions was ordered to pay to the Company $170,765, plus interest at 5%, subject to the terms of the agreement by which MedSolutions purchased the Ameritech assets. A balloon payment of $137,721 due November 7, 2004, under the Garnishment Order, was not made by MedSolutions to the Company. This represented the then outstanding remaining amount due to the Company.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2007 and 2006, property and equipment consisted of the following:

		June 30,
	Useful Life	2007	2006
Furniture and fixtures	3 to 5 years	$57,485	$25,026
Equipment	5 years	317,706	250,058
Manufacturing	15 years	221,636	221,636
Computers and software	3 to 5 years	614,267	543,963
Leasehold improvements	3 years	257,721	223,101
		1,468,815	1,263,784
Less: accumulated depreciation		878,248	790,397

Net property and equipment		$590,567	$473,387

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

Effective February 5, 2007, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2009, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of June 30, 2007, there were no borrowings under this Line Of Credit Facility and the Company was in compliance with all loan covenants. Under the Credit Agreement, and based upon the Company’s June 30, 2007 level of accounts receivable and inventory, the amount available to borrow at year end was $1.2 million.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 6 - INCOME TAXES

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the years ended June 30, 2007 and 2006 are as follows:

	Year Ended June 30,
	2007	2006

Statutory rate	34.0%	34.0%
State income taxes, net	0.0	99.3
Meals and entertainment	2.8	5.1
Expiration of net operating losses	0.0	60.3
Adjustment of net operating losses due to Internal Revenue Code §382 Limitation	0.0	415.4
Change in valuation allowance	(34.6)	(618.8)
Other	.4	4.7
	2.6%	-%

State income taxes were adjusted based on a review of available net operating loss carryforwards and the recent changes made to the state tax law in Texas. The net operating loss carryforwards were fully reserved in the valuation allowance. Therefore, the expiration of net operating losses is offset by changes in the valuation allowance.

At June 30, 2007 and 2006, significant components of deferred tax assets and liabilities are approximated as follows:

	June 30,
	2007	2006
Deferred tax assets relating to:
Accounts receivable allowance	$5,369	$6,808
Deferred revenue	434,004	353,033
Net operating loss carryforwards and other credits	2,240,228	1,921,863
Total deferred tax assets	2,679,601	2,281,704

Deferred tax liabilities related to:
Depreciation differences	(21,685)	(23,378)
Stock Compensation	(1,755)	-

	2,656,161	2,258,326
Valuation allowance	(2,656,161)	(2,258,326)

Net deferred tax asset (liabilities)	$-	$-

At June 30, 2007, the Company had net operating loss carryforwards for income tax purposes of approximately $10.8 million. The carryforwards will begin to expire in 2008 if not otherwise used.  There is a limitation under Internal Revenue Code Section 382 on the Company’s net operating losses generated prior to 1998. This limitation will cause $4.3M of losses to expire unused. Therefore, only $6.5M of the Company’s net operating loss carryforwards are available for use in future years.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 6 - INCOME TAXES (continued)

It should be noted that $679,595 of the deferred tax asset (and valuation allowance) related to net operating losses is a result of the exercise of non-qualified stock options. If and when these net operating losses are utilized the benefit will be recorded to additional paid in capital.

A valuation allowance has been established to fully offset the Company’s deferred tax assets due to the Company’s history of losses.

NOTE 7 - STOCK TRANSACTIONS

The following represents the significant stock transactions for the years ended June 30, 2007 and 2006. During the year ended June 30, 2007, stock options to purchase 1,443,060 of common shares were exercised. Total proceeds to the Company were $1,115,032 (average price of $0.77 per share). In March and June 2006, stock options to purchase 1,499 and 2,500, respectively, of common shares were exercised. Total proceeds to the Company were $2,892. In June 2006, the Company accelerated the vesting of unvested stock options resulting in compensation expense of $11,035.

NOTE 8 - STOCK OPTIONS

The Company sponsors a Stock Plan (the “Plan”) covering employees, consultants and non-employee directors. The Plan, as amended, provides for the granting of options to purchase up to 3,500,000 shares of the Company’s common stock of which 1,913,330 are outstanding as of June 30, 2007. The Company also has issued 637,500 non-Plan options to purchase common stock of which 295,000 are outstanding as of June 30,2007. Options granted generally vest over a period of three years and expire seven years after the date of grant.

The following summary of activity for all stock options during the years ended June 30, 2007 and 2006 is presented in the table below:

	Options Outstanding	Weighted Average Exercise Price
Balance, July 1, 2005	3,407,390	$0.94
Granted	393,500	$0.79
Exercised	(3,999)	$0.72
Forfeited or Canceled	(93,001)	$1.27

Balance, June 30, 2006	3,703,890	$0.88
Granted	125,000	$3.21
Exercised	(1,443,060)	$0.77
Forfeited or Canceled	(177,500)	$1.24

Balance, June 30, 2007	2,208,330	$1.06

Exercisable at June 30, 2007	2,083,330	$0.93

As of June 30, 2007 and 2006, there were 360,444 and 315,444 options, respectively, available for grant under the Plan.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Options Outstanding
		Weighted
		Average	Weighted
Range of	Outstanding	Remaining	Average
Exercise	as of	Life	Exercise
Price	June 30, 2007	(in Years)	Price

$0.50 - $1.00	1,435,830	3.94	$0.80
$1.01 - $1.50	480,000	1.85	1.12
$1.51 - $2.00	167,500	1.82	1.53
$2.01 - $3.50	125,000	6.74	3.21

	2,208,330	3.48	$1.06

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2007:

	Options Outstanding And Exercisable
		Weighted
		Average	Weighted
Range of	Outstanding	Remaining	Average
Exercise	as of	Life	Exercise
Price	June 30, 2007	(in Years)	Price

$0.50 - $1.00	1,435,830	3.94	$0.80
$1.01 - $1.50	480,000	1.85	1.12
$1.51 - $2.00	167,500	1.82	1.53

	2,083,330	3.28	$0.93

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases: On July 13, 2006 Sharps executed a new lease agreement for 18,231 square feet of rentable (office and warehouse) space (“New Lease”) located near the previous leased facility in Houston, Texas (“New Premises”). The New Lease commenced and the prior lease was terminated effective on March 1, 2007. The New Lease will expire on February 28, 2012. The Company also leases an incinerator facility located in Carthage, Texas for medical waste disposal. The lease agreement requires rental payments of $2,000 per month for the first year (year ended June 30, 2003) escalating by $6,000 per year (or $500 per month) each year thereafter until initial termination of the lease on June 30, 2012. The Company is required to pay additional rent equal to $0.02 per pound for all materials burned, treated, received or transferred at the incinerator facility exceeding 100,000 pounds per month. The incineration fee has not been included in the table below. Rent expense for the years ended June 30, 2007 and 2006 was $229,293 and $184,313, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2007 are as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Year Ending June 30,
2008	$303,684
2009	309,684
2010	315,684
2011	312,660
2012	238,432

$1,480,144

For accounting purposes, the Company records lease expense for the incinerator facility on a straight-line basis over the life of the lease that computes to $4,250 per month, or $51,000 per year. As a result, a deferred portion (rent abatement) is recorded, which, at June 30, 2007 was $72,000 and is reflected in the Company’s Consolidated Balance Sheet.

Former Employee Matters:

Ronald E. Pierce Matter

On June 14, 2004, the Company provided Mr. Ronald E. Pierce, its then current Chief Operating Officer (“Mr. Pierce”), with notice of non-renewal of his employment agreement. As such, July 14, 2004 was Mr. Pierce’s last day of employment. The Company has advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due. The Company then received various letters from Mr. Pierce’s attorney advising that Mr. Pierce is taking the position that the non-renewal of the employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his Agreement without the obligation of paying Mr. Pierce as if he were terminated without cause. Mr. Pierce has demanded severance related payments totaling approximately $280,000 (including an $80,000 bonus) along with the full accelerated vesting of 500,000 stock options previously awarded to Mr. Pierce. The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce’s employment agreement, the Company was entitled to provide notice thirty (30) days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce. On July 30, 2004, the Company received notice from Mr. Pierce’s attorney requesting commencement of arbitration to resolve the claim. No further communications have been received from Mr. Pierce’s attorney since July 30, 2004. The Company believes it has meritorious defenses against Mr. Pierce’s claims and has not recorded a liability related to this matter.

Other:

Patent Infringement Litigation

In May 2007, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of Texas in Houston against MediSupply, Inc. (a/k/a or f/k/a Medi-Supply Alliance, LLC and Medi-Supply, Inc. “MediSupply”) and Drive Medical Design & Manufacturing (“Drive Medical”) for infringement of three U.S. patents. The complaints allege that MediSupply and Drive Medical infringe the patents by making, selling, and offering for sale disposable IV poles which are identical to the Company’s Pitch-It ™ IV Pole. In its cases against MediSupply and Drive Medical, the Company is seeking injunctions and damages or other monetary relief, including pre-judgment interest and awarding of attorney fees.