Form 10QSB
period 2007-09-30
SHARPS COMPLIANCE CORP
filed 2007-11-06
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________.

Commission File Number: 0-22390

SHARPS COMPLIANCE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9220 Kirby Drive, Suite 500, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 432-0300
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
12,155,183 shares of Common Stock, $0.01 par value as of November 2, 2007.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

	INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Income for the three months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	9

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	16

SIGNATURES		17

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,238,197	$2,134,152
Restricted cash	10,010	10,010
Accounts receivable, net of allowance for doubtful accounts of $15,661 and $15,793, respectively	1,509,320	1,330,731
Inventory	544,016	364,005
Prepaid and other assets	171,861	186,101
TOTAL CURRENT ASSETS	4,473,404	4,024,999

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $932,536 and $878,248, respectively	612,250	590,567

INTANGIBLE ASSETS, net of accumulated amortization of $123,736 and $120,327, respectively	80,496	75,002

TOTAL ASSETS	$5,166,150	$4,690,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$813,346	$557,302
Accrued liabilities	321,290	613,851
Deferred revenue	1,005,063	883,678
Current maturities of capital lease obligations	465	1,809
TOTAL CURRENT LIABILITIES	2,140,164	2,056,640

LONG-TERM DEFERRED REVENUE	392,307	392,803

RENT ABATEMENT	71,250	72,000

TOTAL LIABILITIES	2,603,721	2,521,443

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 12,155,183 and 11,998,453 shares issued and outstanding, respectively	121,552	119,985
Additional paid-in capital	8,746,454	8,596,321
Accumulated deficit	(6,305,577)	(6,547,181)
TOTAL STOCKHOLDERS’ EQUITY	2,562,429	2,169,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,166,150	$4,690,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
REVENUES
Product	$3,289,503	$2,921,298
Environmental services	101,609	69,586
TOTAL REVENUES	3,391,112	2,990,884

COSTS AND EXPENSES
Cost of revenues	1,957,735	1,693,588
Selling, general and administrative	1,155,381	954,422
Depreciation and amortization	57,697	44,212
TOTAL COSTS AND EXPENSES	3,170,813	2,692,222

OPERATING INCOME	220,299	298,662

OTHER INCOME (EXPENSE)
Interest income	26,340	3,549
Interest expense	(38)	(1,909)
TOTAL OTHER INCOME	26,302	1,640

INCOME BEFORE INCOME TAXES	246,601	300,302

INCOME TAXES	(4,997)	(8,714)

NET INCOME	$241,604	$291,588

NET INCOME PER COMMON SHARE
Basic	$.02	$.03

Diluted	$.02	$.03

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	12,061,734	10,562,723
Diluted	13,535,520	10,991,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$241,604	$291,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,697	44,212
Bad debt expense	-	186
Stock based compensation expense	29,460	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(178,589)	(276,634)
Increase in inventory	(180,011)	(74,820)
Decrease (increase) in prepaid and other assets	14,240	(41,841)
Increase (decrease) in accounts payable and accrued liabilities	(37,267)	37,070
Increase in deferred revenue	120,889	116,509
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,023	96,270

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(75,971)	(42,207)
Purchase of intangible assets	(8,903)	(1,070)
NET CASH USED IN INVESTING ACTIVITIES	(84,874)	(43,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(1,344)	(13,339)
Proceeds from exercise of stock options	122,240	17,850
NET CASH PROVIDED BY FINANCING ACTIVITIES	120,896	4,511

NET INCREASE IN CASH AND CASH EQUIVALENTS	104,045	57,504

CASH AND CASH EQUIVALENTS, beginning of period	2,134,152	296,959

CASH AND CASH EQUIVALENTS, end of period	$2,238,197	$354,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$38	$1,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and it’s wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, “Sharps” or the “Company”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2007 and the results of its operations and cash flows for the three months ended September 30, 2007 and 2006. The results of operations for the three months ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company complies with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as “Mailback” and Sharps Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility. The Mailback container system is mailed to the incineration facility using the United States Postal Service (“USPS”) or United Parcel Service (“UPS”). Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements is recognized at the point of sale.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 for the quarter ended September 30, 2007 and it did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 5 - INCOME TAXES

During the three months ended September 30, 2007 the Company recorded a provision of $4,997 for estimated Alternative Minimum Tax (“AMT”). During the three months ended September 30, 2006 the Company recorded a provision of $8,714 for the AMT. The Company expects to utilize its net operating loss carry forwards to offset any ordinary taxable income for the year ending June 30, 2008.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Effective February 5, 2007, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2009, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of September 30, 2007, there were no borrowings under this Line Of Credit Facility and the Company was in compliance with all loan covenants. Under the Credit Agreement, and based upon the Company’s September 30, 2007 level of accounts receivable and inventory, the amount available to borrow at quarter end was $1.5 million.

NOTE 7 - STOCK-BASED COMPENSATION

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

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock- options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. Restricted Stock Units (“RSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. The Company first awarded RSUs on July 2, 2007 (49,500 units).

The Company elected the modified prospective transition method as permitted by SFAS 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this method, the Company is required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning July 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant.

For the three months ended September 30, 2007, the Company recognized stock-based compensation expense of $29,460 which is included in the line item “selling, general and administrative expenses” of the Condensed Consolidated Statement of Income. There was no stock-based compensation expense recognized for the period ended September 30, 2006.

NOTE 8 - EARNINGS PER SHARE

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

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
Net income, as reported	$241,604	$291,588

Weighted average common shares outstanding	12,061,734	10,562,723
Effect of Dilutive stock options	1,473,786	428,616
Weighted average diluted common shares outstanding	13,535,520	10,991,339

Net income per common share
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	110,000	947,500

NOTE 9 - STOCK TRANSACTIONS

During the quarter ended September 30, 2007, stock options to purchase 156,730 of common shares were exercised. Total proceeds to the Company were $122,240 (average price of $0.78 per share). During the quarter ended September 30, 2006 stock options to purchase 35,000 of common shares were exercised. Total proceeds to the Company were $17,850 ($0.51 per share).

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

GENERAL

Sharps is a leading developer and manufacturer of cost effective solutions for improving safety, efficiency and costs related to the proper disposal of medical waste by industry and consumers. Sharps primary markets include healthcare, retail, agriculture, hospitality, professional, industrial, commercial, governmental and pharmaceutical. The Company’s products and services represent solutions for industries and consumers dealing with the complexity of managing regulatory compliance, environmental sensitivity, employee and customer safety, corporate risk and operating costs related to medical waste disposal. Sharps is a leading proponent and participant in the development of public awareness and solutions for the safe disposal of needles, syringes and other sharps in the community setting.

The Company’s primary products include Sharps Disposal by Mail System®, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2007 and 2006.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):

	Three Months Ended September 30,
	2007	2006
Net revenues	100%	100%
Costs and expenses:
Cost of revenues	(58%)	(57%)
Selling, general and administrative	(34%)	(32%)
Depreciation and amortization	(2%)	(1%)
Total operating expenses	(94%)	(90%)
Income from operations	6%	10%
Total other income (expense)	1%	0%
Net income	7%	10%

THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Total revenues for the three months ended September 30, 2007 of $3,391,112 increased by $400,228, or 13.4%, over the total revenues for the three months ended September 30, 2006 of $2,990,884. Billings by market are as follows:

	Three Months Ended September 30,
	2007	2006	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Billings by Market:
Health Care	$1,919,264	$1,817,585	$101,679
Hospitality	363,235	116,333	246,902
Retail	685,436	633,003	52,433
Professional	171,184	136,339	34,845
Commercial/Industrial	116,109	110,634	5,475
Protec	125,270	117,129	8,141
Agriculture	93,304	120,691	(27,387)
Pharmaceutical	7,185	15,163	(7,978)
Government	56,061	53,858	2,203
Other	49,202	21,594	27,608
Subtotal	3,586,250	3,142,329	443,921
GAAP Adjustment*	(195,138)	(151,445)	(43,693)
Revenue Reported	$3,391,112	$2,990,884	$400,228

*Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenue. Customer billings includes all invoiced amounts associated with products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with product returned for treatment and destruction. The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue. See Note 3 “Revenue Recognition” in Part I, “Notes to Consolidated Financial Statements”.

The increase in revenues is primarily attributable to increased billings in the Hospitality ($246,902), Health Care ($101,679) Retail ($52,433), Professional ($34,845), Other ($27,608), Protec ($8,141) and Commercial/Industrial ($5,475) markets. These increases were partially offset by decreased billings in the Agriculture ($27,387) and Pharmaceutical ($7,978) markets. The increase in the Hospitality market reflects increased demand of the Sharps Disposal by Mail System® and Biohazard Spill Clean-UP Kit products by hotels, restaurants and assisted living facilities. The increase in the Health Care market billings is a result of the growing number of patients in the health care industry and the increased utilization of the Sharps Disposal by Mail System® by home care branches. The increase in the Professional and Commercial/Industrial markets is being driven by higher demand for the Company’s products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The decrease in the Agriculture market is primarily attributable to decreased demand of the Sharps Disposal by Mail System® by a customer who provides the product to facilitate the injection of dairy cattle due to growing public concern over the use of hormones.

Cost of revenues for the three months ended September 30, 2007 of $1,957,735 was 58% of revenues. Cost of revenues for the three months ended September 30, 2006 of $1,693,588 was 57% of revenue for the corresponding period.

Selling, general and administrative (“S, G & A”) expenses for the three months ended September 30, 2007 of $1,155,381, increased by $200,959, or 21%, higher than S, G & A expenses for the three months ended September 30 2006. The increase in S, G & A expense is primarily due to higher, (i) compensation expense ($57,815) (ii) office lease expense ($34,774), (iii) recruiting fees ($33,857), (iv) non-cash stock-based compensation expense ($29,460), (v) sales and marketing related expenses ($24,908), (vi) the cash portion of Board of Director compensation expense ($20,000) and (vii) investor relations expenses ($13,532). The increase in compensation expense was due to the hiring of a full time director of information/ technology (previously an outside services expense), and increased sales and support staff. The recruiting fee expenses were related to the hiring of a director of operations and a new inside sales person. The increase in travel is directly related to the Company’s increased sales and marketing efforts. The investor relations expense increased due to the hiring of an investor relation firm in January of 2007.

The Company generated operating income of $220,299 for the three months ended September 30, 2007 compared to $298,662 for the three months ended September 30, 2006. The decrease in operating income is a result of (i) 110 basis point reduction in the gross margin (product mix) and (ii) the increase in S, G & A.

Other income included in the Company’s statement of operations reflects increased interest income of $26,340 resulting from the corresponding higher cash balances.

The Company generated income before tax of $246,601 for the three months ended September 30, 2007 versus a pre-tax income of $300,302 for the three months ended September 30, 2006.

The Company reported earnings per share of $0.02 for the three months ended September 30, 2007 versus earnings per share of $0.03 for the three months ended September 30, 2006. The reduction in diluted earnings per share is a result of a $2.5 million, or 23%, increase in the diluted shares outstanding due to stock options exercised and a higher stock price (treasury stock method).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was enhanced in March 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. In August 2007, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company. The Company estimates that there are an estimated 2 billion used syringes disposed of in the United States outside of the hospital setting. Additionally, the Company estimates that it would require 30 - 40 million Sharps Disposal by Mail System® products to properly disposal of all such disposed syringes, which would equate to a $1 billion small quantity generator market opportunity. Based upon the current level of sales, the Company estimates that this $1 billion market has only been penetrated by approximately 1% or less.

The Company continues to develop new products for its Sharps Disposal by Mail System® and Sharps SureTemp Tote® product lines. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the above noted regulatory actions as well as additional potential future legislation and (ii) the effects of the Company’s extensive direct marketing efforts. The result of these direct marketing efforts was recognized with the receipt of the first major pharmaceutical manufacturer order, valued at $1.4 million, from a recognized and leading pharmaceutical manufacturer. The initial $0.45 million order was billed during March 2007 with fulfillment services to patients having started in May 2007. The remaining portion of the order is expected to ship approximately $400 thousand in each December 2007 and January 2008 achieving virtually the entire contract value of $1.4 million.

Looking forward, the Company is targeting customer billings of $15 million to $16 million for fiscal year 2008 led by expected growth in the pharmaceutical, retail, hospitality and professional markets. The Company anticipates gross margin to remain in the low to mid-40% range for the remainder of fiscal year 2008 and an increase in SG&A of approximately 12%, exclusive of any non-cash stock-based compensation expense (SFAS 123R). The expected investment in SG&A expense is primarily related to increased sales and marketing related activities.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $104,045 to $2,238,197 at September 30, 2007 from $2,134,152 at June 30, 2007. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $68,023 plus proceeds from the exercise of stock options of $122,240, partially offset by additions to property and equipment and intangible assets of $84,874 and payments on capital lease obligations of $1,344.

Accounts receivable increased by $178,589 to $1,509,320 at September 30, 2007 from $1,330,731 at June 30, 2007. The increase is a direct result of the increase in billings generated by the Company for the quarter ended September 30, 2007 versus the quarter ended June 30, 2007.

Property and equipment increased by $21,683 to $612,250 at September 30, 2007 from $590,567 at June 30, 2007 due to capital expenditures of $75,971 partially offset by depreciation expense of $54,288. The capital expenditures consisted of, (i) custom software programming of $40,295, (ii) computer equipment of $12,209, (iii) assembly / warehouse-related equipment of $11,193, (iv) molds and printing plates of $7,320 and (v) incinerator facility improvements of $4,954. The custom software program was incurred to upgrade Company’s financial and operations system including the Sharps Tracer ™ system. The computer equipment was purchased to facilitate the upgrade of outdated equipment. The assembly/warehouse-related equipment were related to equipment necessary to accommodate the in-house assembly of the Company’s products. The molds and printing plates were procured for development of new product.

Stockholder’s equity increased by $393,304 from $2,169,125 to $2,562,429. This increase is attributable to net income for the three months ended September 30, 2007 of $241,604, the effect of stock options to purchase 156,730 common stock exercised with proceeds of $122,240 (average exercise price of $0.78 per share), and the effect on equity of SFAS 123(R) expense of $29,460.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit will be sufficient to fund operations for the twelve months ending September 30, 2008.

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

In August 2007, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes through a sharps-by mail or similar program. This legislation proposes Medicare coverage for the safe needle disposal for approximately 1.3 million insulin-dependent diabetic beneficiaries and is intended to reduce the number of accidental injuries, infections and subsequent costs associated with the improper disposal of approximately 4 million needles generated daily by Medicare covered diabetics. The Company’s Sharps Disposal By Mail Systems® is an example of the cost-effective and easy-to-use solution recommended in the legislation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 for the quarter ended September 30, 2007 and it did not have a material impact on the Company’s consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including, its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (September 30, 2007).

During the first quarter of the fiscal year 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-QSB.

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

Patent Infringement Litigation

In May 2007, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of Texas in Houston against MediSupply, Inc. (a/k/a or f/k/a Medi-Supply Alliance, LLC and Medi-Supply, Inc. “MediSupply”) and Drive Medical Design & Manufacturing (“Drive Medical”) for infringement of three U.S. patents. The complaints allege that MediSupply and Drive Medical infringe the patents by making, selling, and offering for sale disposable IV poles which are identical to the Company’s Pitch-It ™ IV Pole. In its cases against MediSupply and Drive Medical, the Company is seeking injunctions and damages or other monetary relief, including pre-judgment interest and awarding of attorney fees. The parties to the litigation are scheduled for mediation prior to December 31, 2007.

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

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: November 6, 2007	By:	/s/ Dr. Burton J. Kunik
Chairman of the Board of Directors,
Chief Executive Officer and President

Dated: November 6, 2007	By:	/s/ David P. Tusa
Executive Vice President,
Chief Financial Officer,
Business Development and
Corporate Secretary