Form 10QSB
period 2007-12-31
SHARPS COMPLIANCE CORP
filed 2008-02-11
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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
12,676,913 shares of Common Stock, $0.01 par value as of February 6, 2008.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

SHARPS COMPLIANCE CORP.  AND SUBSIDIARIES

	INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Income for the three months ended December 31, 2007 and 2006	4

	Condensed Consolidated Statements of Income for the six months ended December 31, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 3.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,673,970	$2,134,152
Restricted cash	10,010	10,010
Accounts receivable, net of allowance for doubtful accounts of $15,679 and $15,793, respectively	1,395,943	1,330,731
Inventory	538,283	364,005
Prepaid and other assets	201,405	186,101
TOTAL CURRENT ASSETS	4,819,611	4,024,999

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $803,515 and $878,248, respectively	743,436	590,567

INTANGIBLE ASSETS, net of accumulated amortization of $128,418 and $120,327, respectively	116,376	75,002
TOTAL ASSETS	$5,679,423	$4,690,568
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$857,188	$557,302
Accrued liabilities	320,299	613,851
Deferred revenue	1,008,108	883,678
Current maturities of capital lease obligations	-	1,809
TOTAL CURRENT LIABILITIES	2,185,595	2,056,640

LONG-TERM DEFERRED REVENUE	451,231	392,803

RENT ABATEMENT	70,500	72,000

TOTAL LIABILITIES	2,707,326	2,521,443

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 12,185,183 and 11,998,453 shares issued and outstanding, respectively	121,852	119,985
Additional paid-in capital	8,775,918	8,596,321
Accumulated deficit	(5,925,673)	(6,547,181)
TOTAL STOCKHOLDERS’ EQUITY	2,972,097	2,169,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,679,423	$4,690,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended December 31,
	2007	2006
	(Unaudited)
REVENUES
Product	$3,642,065	$3,094,945
Environmental services	108,737	86,832
TOTAL REVENUES	3,750,802	3,181,777

COSTS AND EXPENSES
Cost of revenues	2,145,468	1,819,800
Selling, general and administrative	1,185,046	924,122
Depreciation and amortization	65,920	45,477
TOTAL COSTS AND EXPENSES	3,396,434	2,789,399

OPERATING INCOME	354,368	392,378

OTHER INCOME (EXPENSE)
Interest income	26,100	7,919
Interest expense Interest expense	(6)	(2,269)
Other income Interest expense	-	32,500
TOTAL OTHER INCOME	26,096	38,150

INCOME BEFORE INCOME TAXES	380,462	430,528

INCOME TAXES	(558)	(9,332)

NET INCOME	$379,904	$421,196

NET INCOME PER COMMON SHARE
Basic	$.03	$.04

Diluted	$.03	$.04

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	12,157,441	10,664,557
Diluted	13,494,251	11,576,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months Ended December 31,
	2007	2006
	(Unaudited)
REVENUES
Product	$6,931,568	$6,016,243
Environmental services	210,346	156,418
TOTAL REVENUES	7,141,914	6,172,661

COSTS AND EXPENSES
Cost of revenues	4,103,203	3,513,388
Selling, general and administrative	2,340,427	1,878,545
Depreciation and amortization	123,617	89,689
TOTAL COSTS AND EXPENSES	6,567,247	5,481,622

OPERATING INCOME	574,667	691,039

OTHER INCOME (EXPENSE)
Interest income	52,440	11,468
Interest expense Interest expense	(44)	(4,176)
Other Income Interest expense	-	32,500
TOTAL OTHER INCOME	52,396	39,792

INCOME BEFORE INCOME TAXES	627,063	730,831

INCOME TAXES	(5,555)	(18,046)

NET INCOME	$621,508	$712,785

NET INCOME PER COMMON SHARE
Basic	$.05	$.07

Diluted	$.05	$.06

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	12,109,845	10,608,314
Diluted	13,514,774	11,275,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$621,508	$712,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,617	89,689
Stock based compensation expense	20,438	-
Excess tax benefits from stock-based award activity	(7,986)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(65,212)	(509,344)
(Increase) decrease in inventory	(174,278)	29,348
Increase in prepaid and other assets	(15,304)	(57,246)
Increase in accounts payable and accrued liabilities	12,820	173,760
Increase in deferred revenue	182,858	118,423
NET CASH PROVIDED BY OPERATING ACTIVITIES	698,461	557,415

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(268,395)	(63,429)
Additions to intangible assets	(49,465)	(1,069)
NET CASH USED IN INVESTING ACTIVITIES	(317,860)	(64,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(1,809)	(27,163)
Excess tax benefits from stock-based award activity	7,986	-
Proceeds from exercise of stock options	153,040	120,640
NET CASH PROVIDED BY FINANCING ACTIVITIES	159,217	93,477

NET INCREASE IN CASH AND CASH EQUIVALENTS	539,818	586,394

CASH AND CASH EQUIVALENTS, beginning of period	2,134,152	296,959

CASH AND CASH EQUIVALENTS, end of period	$2,673,970	$883,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$44	$4,176

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2007 and the results of its operations and cash flows for the three and six months ended December 31, 2007 and 2006. The results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States - fiscal years ended June 2004, 2005, 2006 and 2007

•	State of Texas - fiscal years ended June 2004, 2005, 2006 and 2007

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

NOTE 5 - INCOME TAXES

During the three and six months ended December 31, 2007 the Company recorded a provision of $558 and $5,555 for estimated income taxes. During the three and six months ended December 31, 2006 the Company recorded a provision of $9,332 and $18,046 for estimated incomes taxes. For federal income tax purposes the Company is in an Alternative Minimum Tax (“AMT”) situation. During the three months ended December 31, 2007 the Company recorded a reduction to income taxes of $21,180 for prior year tax estimates to the tax return. The Company expects to utilize its net operating loss carry forwards to offset any ordinary taxable income for the year ending June 30, 2008.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Effective February 5, 2007, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2009, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of December 31, 2007, there were no borrowings under this Line Of Credit Facility and the Company was in compliance with all loan covenants. Under the Credit Agreement, and based upon the Company’s December 31, 2007 level of accounts receivable and inventory, the amount available to borrow at quarter end was $1.5 million.

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

For the three and six months ended December 31, 2007, the Company recognized stock-based compensation expense of ($9,022) and $20,438, respectively, which is included in the line item “selling, general and administrative expenses” of the Condensed Consolidated Statement of Income. There was no stock-based compensation expense recognized for the period ended December 31, 2006.

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

	Six Months Ended December 31,
	2007	2006
	(Unaudited)
Net income, as reported	$621,508	$712,785

Weighted average common shares outstanding	12,109,845	10,608,314
Effect of Dilutive stock options	1,404,929	666,922
Weighted average diluted common shares outstanding	13,514,774	11,275,236

Net income per common share
Basic	$0.05	$0.07

Diluted	$0.05	$0.06

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	75,000	-

NOTE 9 - STOCK TRANSACTIONS

During the quarter ended December 31, 2007, stock options to purchase 30,000 of common shares were exercised. Total proceeds to the Company were $30,800 (average price of $1.03 per share). During the quarter ended December 31, 2006 stock options to purchase 125,988 of common shares were exercised. Total proceeds to the Company were $102,790 (average price of $0.82 per share).

During the six months ended December 31, 2007, stock options to purchase 186,730 shares of common stock were exercised. Total proceeds to the Company were $153,040 (average price of $.82 per share). During the six months ended December 31, 2006, stock options to purchase 160,988 were exercised. Total proceeds to the company were $120,640 (average price of $0.75 per share).

During the month of January 2008, stock options to purchase 305,000 of common shares were exercised. Total proceeds to the Company were $342,250 (average price of $1.12 per share).

NOTE 10 - SUBSEQUENT EVENT

The Company recently announced the purchase of its previously leased disposal facility in Carthage, Texas. The purchase includes an incinerator with a maximum capacity of thirty (30) tons per day, a 12,000 square foot building and 4.5 acres of land.

Additionally, the Company has executed a purchase order for a state-of-the-art autoclave system and technology capable of treating up to seven (7) tons per day of medical waste at the same facility. Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens.

The total cost of the incineration facility purchase, addition of the autoclave technology and other planned improvements at the Carthage, Texas facility is estimated to be approximately $900,000 and expected to be incurred in the third and fourth quarters of fiscal year 2008.

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2007 and 2006.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	(57%)	(57%)	(57%)	(57%)
Selling, general and administrative	(32%)	(30%)	(33%)	(30%)
Depreciation and amortization	(2%)	(1%)	(2%)	(1%)
Total operating expenses	(91%)	(88%)	(92%)	(88%)
Income from operations	9%	12%	8%	11%
Total other income (expense)	1%	1%	1%	1%
Net income	10%	13%	9%	12%

THREE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

Total revenues for the three months ended December 31, 2007 of $3,750,802 increased by $569,025, or 17.9%, over the total revenues for the three months ended December 31, 2006 of $3,181,777. Billings by market are as follows:

	Three Months Ended December 31,
	2007	2006	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Billings by Market:
Health Care	$1,933,695	$1,899,277	$34,418
Pharmaceutical	491,157	41,770	449,387
Retail	315,115	238,850	76,265
Hospitality	306,779	191,584	115,195
Agriculture	173,694	221,214	(47,520)
Professional	168,317	138,713	29,604
Commercial/Industrial	160,137	206,220	(46,083)
Protec	116,253	100,944	15,309
Government	85,090	51,308	33,782
Other	35,072	59,236	(24,164)
Subtotal	3,785,309	3,149,116	636,193
GAAP Adjustment*	(34,507)	32,661	(67,168)
Revenue Reported	$3,750,802	$3,181,777	$569,025

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($449,387), Hospitality ($115,195), Retail ($76,265), Health Care ($34,418), Government ($33,782) and Professional ($29,604) markets. These increases were partially offset by decreased billings in the Agriculture ($47,520) and Commercial/Industrial ($46,083) markets. The increase in the billings in the Pharmaceutical market includes $429 thousand in billings to a top ten pharmaceutical manufacturing customer under the previously announced $1.4 million purchase order. The pharmaceutical market also includes $62 thousand in billings to two major pharmaceutical manufacturers for the Sharps Disposal By Mail System ® and the Sharps Transport Tube™. The increase in the billings in the Retail market is a result of the use of the Company’s Sharps Disposal By Mail System ® products in grocery stores and retail pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The increase in the Hospitality market reflects increased demand of the Sharps Disposal by Mail System® and Biohazard Spill Clean-Up Kit products by hotels, restaurants and assisted living facilities. The increase in the Health Care market billings is a result of the growing number of patients in the health care industry and the increased utilization of the Sharps Disposal by Mail System® by home care branches. The decrease in the Agriculture market is primarily attributable to decreased demand of the Sharps Disposal by Mail System by a customer who provides the product to facilitate the injection of dairy cattle due to growing public concern over the use of hormones. The decrease in the Commercial/Industrial market is primarily attributable to the prior fiscal year fulfillment of an order for Sharps Secure® for a large public real estate company who placed the units in malls across the country last year.

Cost of revenues for the three months ended December 31, 2007 of $2,145,468 was 57% of revenues, which is consistent with the corresponding period of the prior year.

Selling, general and administrative (“S, G & A”) expenses for the three months ended December 31, 2007 of $1,185,046, increased by $260,924, or 28%, over the S, G & A expenses for the three months ended December 31, 2006. The increase in S, G & A expense is primarily due to higher, (i) compensation expense ($90,616) (ii) sales and marketing related expenses including sales-related travel ($43,368), (iii) professional fees ($36,000), (iv) office lease expense ($34,020), and (v) investor relations expenses ($31,785). The increase in compensation expense was due to the hiring of a full time director of information/ technology (previously an outside services expense), and increased sales and sales support staff. The increase in travel is directly related to the Company’s increased sales and marketing efforts. The professional fees increase is primarily for consulting work related to major sales initiatives. The investor relations expense increased due to the hiring of an investor relation firm in January of 2007.

The Company generated operating income of $354,368 for the three months ended December 31, 2007 compared to $392,378 for the three months ended December 31, 2006. The decrease in operating income is a result of the increase in S, G & A.

Interest income increased from $7,919 to $26,100 as a result of higher cash balances for the respective periods. Other income included in the Company’s statement of income for the prior fiscal year period reflects the net proceeds of $32,500 from partial recovery and settlement of a lawsuit.

The Company generated income before tax of $380,462 for the three months ended December 31, 2007 versus a pre-tax income of $430,528 for the three months ended December 31, 2006. The decrease in the earnings for the period is due primarily to the increased S, G & A for the three months ended December 31, 2007 versus 2006.

The Company reported earnings per share of $0.03 for the three months ended December 31, 2007 versus earnings per share of $0.04 for the three months ended December 31, 2006. The reduction in diluted earnings per share is a result of, (i) decreased net income for the current fiscal year period and (ii) the adverse effect to earnings per share computation of a 1.9 million, or 17%, increase in the diluted shares outstanding ( resulting from stock options exercised and a higher stock price (treasury stock method)).

SIX MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

Total revenues for the six months ended December 31, 2007 of $7,141,914 increased by $969,253, or 15.7%, over the total revenues for the six months ended December 31, 2006 of $6,172,661. Billings by market are as follows:

	Six Months Ended December 31,
	2007	2006	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Billings by Market:
Health Care	$3,852,959	$3,716,863	$136,096
Retail	1,000,551	871,853	128,698
Hospitality	670,014	307,917	362,097
Pharmaceutical	498,342	56,933	441,409
Professional	339,501	275,052	64,449
Commercial/Industrial	276,246	316,854	(40,608)
Agriculture	266,998	341,905	(74,907)
Protec	241,523	218,073	23,450
Government	141,151	105,165	35,986
Other	84,276	80,830	3,446
Subtotal	7,371,561	6,291,445	1,080,116
GAAP Adjustment*	(229,647)	(118,784)	(110,863)
Revenue Reported	$7,141,914	$6,172,661	$969,253

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($441,409), Hospitality ($362,097), Health Care ($136,096), Retail ($128,698), Professional ($64,449) and Government ($35,986) markets. These increases were partially offset by decreased billings in the Agriculture ($74,907) and Commercial/Industrial ($40,608) markets. The increase in the billings in the Pharmaceutical market includes $429 thousand in billings to a top ten pharmaceutical manufacturing customer under the previously announced $1.4 million purchase order. The pharmaceutical market also includes $62 thousand in billings to two major pharmaceutical manufacturers for the Sharps Disposal By Mail System ® and the Sharps Transport Tube™. The increase in the Hospitality market reflects increased demand of the Sharps Disposal by Mail System® and Biohazard Spill Clean-Up Kit products by hotels, restaurants and assisted living facilities. The increase in the Health Care market billings is a result of the growing number of patients in the health care industry and the increased utilization of the Sharps Disposal by Mail System® by home care branches. The increase in the billings in the Retail market is a result of the use of the Company’s Sharps Disposal By Mail System ® products in grocery stores and retail pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The decrease in the Agriculture market is primarily attributable to decreased demand of the Sharps Disposal by Mail System by a customer who provides the product to facilitate the injection of dairy cattle due to growing public concern over the use of hormones. The decrease in the Commercial/Industrial market is primarily attributable to the prior fiscal year fulfillment of an order for Sharps Secure® for a large public real estate company who placed the units in malls across the country last year.

Cost of revenues for the six months ended December 31, 2007 of $4,103,203 was 57% of revenues, which is consistent with the corresponding period of the prior year.

Selling, general and administrative (“S, G & A”) expenses for the six months ended December 31, 2007 of $2,340,427, increased by $461,882, or 25%, over the S, G & A expenses for the six months ended December 31, 2006. The increase in S, G & A expense is primarily due to higher, (i) compensation expense ($148,431) (ii) office lease expense ($68,794), (iii) sales and marketing related expenses ($62,337), (iv) investor relations expenses ($45,307) (v) non-cash stock-based compensation expense ($20,438), (vi) the cash portion of Board of Director compensation expense ($40,000) (vii) sales-related professional fees ($26,000). The increase in compensation expense was due to the hiring of a full time director of information/ technology (previously an outside services expense), and increased sales and sales support staff. The increase in travel is directly related to the Company’s increased sales and marketing efforts. The investor relations expense increased due to the hiring of an investor relation firm in January of 2007. The professional fees increase is primarily for consulting work related to major sales initiatives.

The Company generated operating income of $574,667 for the six months ended December 31, 2007 compared to $691,039 for the six months ended December 31, 2006. The decrease in operating income is a result of the increase in S, G & A.

Other income included in the Company’s statement of income for the six months ended December 31, 2007 of $52,396 reflects an increase interest income of $40,972 and decrease in interest expense of $4,132. The increase in interest income is a result of higher cash balances during the respective periods. The reduction in interest expense is due to the lower corresponding capital lease balances. Other income also reflects the net proceeds of $32,500 from partial recovery and settlement of litigation.

The Company generated income before tax of $627,063 for the six months ended December 31, 2007 versus a pre-tax income of $730,831 for the six months ended December 31, 2006. The reduction in net income is due primarily to the increase in S, G & A for the respective periods.

The Company reported diluted earnings per share of $0.05 for the six months ended December 31, 2007 versus diluted earnings per share of $0.06 for the six months ended December 31, 2006. The reduction in diluted earnings per share is a result of, (i) decreased net income for the current fiscal year period and (ii) the adverse effect to earnings per share computation of a 2.2 million, or 20%, increase in the diluted shares outstanding ( resulting from stock options exercised and a higher stock price (treasury stock method)).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was enhanced in March 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. In August 2007, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company. The Company estimates that there are an estimated 2 billion used syringes disposed of in the United States outside of the hospital setting. Additionally, the Company estimates that it would require 30 - 40 million Sharps Disposal by Mail System® products to properly dispose of all such syringes, which would equate to a $1 billion small quantity generator market opportunity. Based upon the current level of sales, the Company estimates that this $1 billion market has only been penetrated by approximately 1% or less.

The Company continues to develop new products for all of its product lines. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing efforts and (iii) continued brand awareness of the Sharps Disposal By Mail Systems(s). The result of these direct marketing efforts was recognized with the receipt of the first major pharmaceutical manufacturer order, valued at $1.4 million, from a recognized and leading pharmaceutical manufacturer. The initial $0.45 million order was billed during March 2007 with fulfillment services to patients beginning in May 2007. In December 2007, an additional $400 thousand in product was shipped, with the remaining approximate $400 thousand to be shipped in February 2008, achieving virtually the entire contract value of $1.4 million.

Looking forward, the Company is targeting customer billings of $15 million to $16 million for fiscal year 2008 led by expected growth in the pharmaceutical, retail, hospitality and professional markets. The Company anticipates gross margin to remain in the low to mid-40% range for the fiscal year 2008 and S, G & A for the fiscal year 2008 of $4.5 to $4.6 million, exclusive of any non-cash stock-based compensation expense (SFAS 123R). The increased investment in S, G & A over the prior year is primarily a result of increased sales and marketing expenses incurred in order to address what the Company believes to be significant sales opportunities in multiple markets. The Company believes the increased sales and marketing spending to be prudent as it is designed to accelerate revenue growth and fully capitalize on what it believes to be a billion dollar emerging market.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $539,818 to $2,673,970 at December 31, 2007 from $2,134,152 at June 30, 2007. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $706,447 plus proceeds from the exercise of stock options of $153,040, partially offset by additions to property and equipment and intangible assets of $317,860 and payment on capital lease obligations of $1,809.

Accounts receivable increased by $65,212 to $1,395,943 at December 31, 2007 from $1,330,731 at June 30, 2007. The increase is a direct result of the increase in billings generated by the Company for the quarter ended December 31, 2007 versus the quarter ended June 30, 2007.

Property and equipment increased by $152,869 to $743,436 at December 31, 2007 from $590,567 at June 30, 2007. This increase is attributable to capital expenditures of $268,395, partially offset by depreciation expense of $115,526 for the six months ended December 31, 2007. The capital expenditures are attributable to the purchase of, (i) custom software programming of $111,147, (ii) assembly/warehouse-related equipment $72,486, (iii) molds, dies and printing plates for production $49,856 (iv) computer equipment of $18,193, (v) incinerator facility improvements of $10,175 and (vi) autoclave permits of $6,538. The custom software program was incurred to upgrade the Company’s financial and operations system and the proprietary Sharps Tracer ™ system. The assembly/warehouse-related equipment was related to equipment necessary to accommodate the in-house assembly of the Company’s products. The molds and printing plates were procured for development of new product and additional production capacity. The computer equipment was purchased to facilitate the upgrade of outdated equipment. The permits are in preparation for the purchase and installation of autoclave technology at the facility in Carthage Texas.

Stockholder’s equity increased by $802,972 from $2,169,125 to $2,972,097. This increase is attributable to (i) net income for the six months ended December 31, 2007 of $621,508 and (ii) the effect of stock options to purchase 186,730 common stock exercised with proceeds of $153,040 (average exercise price of $0.82), (iii) the effect on equity of SFAS 123R expense of $20,438 and (iv) the excess tax benefits from stock-based award activity of $7,986.

During the month of January 2008 stock options to purchase 305,000 of common shares were exercised. Total proceeds to the Company were $342,250 (average price of $1.12 per share).

Disposal Facility

The Company recently announced the purchase of its previously leased disposal facility in Carthage, Texas. The purchase includes an incinerator with a maximum capacity of thirty (30) tons per day, a 12,000 square foot building and 4.5 acres of land.

Additionally, the Company has executed a purchase order for a state-of-the-art autoclave system and technology capable of treating up to seven (7) tons per day of medical waste at the same facility. Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens. An autoclave is environmentally cleaner and is a less costly method of treating most medical waste versus traditional incineration.

With the addition of the autoclave, the Company believes it will own one of only approximately ten (10) permitted commercial disposal facilities in the country capable of treating all types of medical waste.

Sharps is also expanding its ability to dispose of unused medications and expired pharmaceutical waste including controlled substances. The Company is in the process of installing Drug Enforcement Agency (DEA) approved equipment necessary to obtain DEA certification for the disposal of controlled substances.

The total cost of the incineration facility purchase, addition of the autoclave technology and other planned improvements at the Carthage, Texas facility is estimated to be approximately $900,000 and expected to be incurred in the third and fourth quarters of fiscal year 2008.

New Operating and Accounting System

The Company has recently implemented a project to replace and upgrade its integrated operations and accounting system. The Company’s existing system is approximately five (5) years old. The total cost of the project (including software, hardware and implementation fees) is estimated to range from $225,000 - $250,000 and is expected to be incurred during the third and fourth quarters of fiscal year 2008. The new system is expected to be launched July 1, 2008.

Management believes that the Company’s current cash resources along with its $2.5 million line of credit will be sufficient to fund operations for the twelve months ending December 31, 2008.

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

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the leased incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company’s leased incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published. The Company has studied the amended EPA Clean Air Act and its options, and has decided in the interim to move forward with the process of adding alternative technology, autoclaving, for medical waste disposal with plans to be fully operational in fiscal year 2009 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. See Disposal Facility section above for further information regarding the purchase of the Carthage, Texas facility and addition of autoclave technology.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of operations. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States - fiscal years ended June 2004, 2005, 2006 and 2007

•	State of Texas - fiscal years ended June 2004, 2005, 2006 and 2007

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

During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (December 31, 2007).

During the first six months of the fiscal year 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On January 2, 2008, the Company announced the settlement of the patent dispute with MediSupply and Drive Medical. In conjunction with the settlement, Drive Medical will be the exclusive manufacturer and Sharps will be the exclusive seller of the Sharps Pitch-It™ IV Poles. Additionally, Drive Medical and MediSupply will no longer sell IV Pole products that infringe upon Sharps’ patents. The settlement resolved all issues between the parties related to the patent litigation. As part of the exclusivity agreement, Sharps agreed to a minimum annual purchase commitment of $600,000 in IV Pole product a year. The Company believes it will purchase more than $600,000 in IV Pole products from Drive Medical on an annual basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 15, 2007, the Company held its Annual Meeting of shareholders whereby the following items were voted upon, (i) the election of six directors to hold office until the next annual shareholders meeting, and (ii) other matters that may be presented at the meeting for action.

The following Directors were elected at the meeting, (i) Dr. Burt Kunik, (ii) Ramsay Gillman, (iii) John R. Grow, (iv) Parris H. Holmes, Jr., (v) F. Gardner Parker and (vi) Philip C. Zerrillo.

As of September 27, 2007, the record date of the Annual Meeting, 12,154,101 shares of common stock were outstanding. At the Annual Meeting, holders of 10,131,439 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

Proposal I - Election of Directors

	Votes in Favor	Votes Withheld
Dr. Burt Kunik	10,120,839	10,600
Ramsay Gillman	10,131,439	-
John R. Grow	10,131,439	-
Parris H. Holmes, Jr.	10,131,439	-
F. Gardner Parker	10,131,439	-
Philip C. Zerrillo	10,131,439	-

ITEM 6. EXHIBITS

(a)  Exhibits:

31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: February 11, 2008	By:	/s/ Dr. Burton J. Kunik
Chairman of the Board of Directors,
Chief Executive Officer and President

Dated: February 11, 2008	By:	/s/ David P. Tusa
Executive Vice President,
Chief Financial Officer, Business Development and Corporate Secretary