Form 10QSB
period 2008-03-31
SHARPS COMPLIANCE CORP
filed 2008-05-15
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

Commission File Number: 0-22390
_______________________

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
12,565,183 shares of Common Stock, $0.01 par value as of May 13, 2008.

Transitional Small Business Disclosure Format (check one):      Yes  ☐ No ☒

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,212,359	$2,134,152
Restricted cash	10,010	10,010
Accounts receivable, net of allowance for doubtful accounts of $15,605 and $15,793, respectively	1,261,729	1,330,731
Inventory	529,995	364,005
Prepaid and other assets	206,947	186,101
TOTAL CURRENT ASSETS	4,221,040	4,024,999

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $867,156 and $878,248, respectively	1,206,300	590,567

INTANGIBLE ASSETS, net of accumulated amortization of $134,461 and $120,327, respectively	125,570	75,002

TOTAL ASSETS	$5,552,910	$4,690,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$490,449	$557,302
Accrued liabilities	222,451	613,851
Deferred revenue	1,040,338	883,678
Current maturities of capital lease obligations	-	1,809
TOTAL CURRENT LIABILITIES	1,753,238	2,056,640

LONG-TERM DEFERRED REVENUE	524,462	392,803

RENT ABATEMENT	-	72,000

TOTAL LIABILITIES	2,277,700	2,521,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 12,505,183 and 11,998,453 shares issued and outstanding, respectively	125,052	119,985
Additional paid-in capital	9,159,420	8,596,321
Accumulated deficit	(6,009,262)	(6,547,181)
TOTAL STOCKHOLDERS’ EQUITY	3,275,210	2,169,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,552,910	$4,690,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended March 31,
	2008		2007
	(Unaudited)
REVENUES
Product		$2,852,682	$2,803,128
Environmental services		75,018	90,523
TOTAL REVENUES		2,927,700	2,893,651

COSTS AND EXPENSES
Cost of revenues		1,786,892	1,681,437
Selling, general and administrative		1,174,449	952,608
Special Charge		-	138,000
Depreciation and amortization		69,684	52,313
TOTAL COSTS AND EXPENSES		3,031,025	2,824,358

OPERATING INCOME (LOSS)		(103,325)	69,293

OTHER INCOME (EXPENSE)
Interest income		20,565	16,133
Interest expense		-	(322)
Other income		500	-
TOTAL OTHER INCOME		21,065	15,811

INCOME (LOSS) BEFORE INCOME TAXES		(82,260)	85,104

INCOME TAXES		(1,329)	(3,134)

NET INCOME (LOSS)		$(83,589)	$81,970

NET INCOME (LOSS) PER COMMON SHARE
Basic	$	( .01)	$.01

Diluted		$(.01)	$.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic		12,478,315	11,552,360
Diluted		12,478,315	13,395,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended March 31,
	2008	2007
	(Unaudited)
REVENUES
Product	$9,784,250	$8,819,371
Environmental services	285,364	246,941
TOTAL REVENUES	10,069,614	9,066,312

COSTS AND EXPENSES
Cost of revenues	5,890,095	5,194,825
Selling, general and administrative	3,514,876	2,831,152
Special Charge	-	138,000
Depreciation and amortization	193,301	142,002
TOTAL COSTS AND EXPENSES	9,598,272	8,305,979

OPERATING INCOME	471,342	760,333

OTHER INCOME (EXPENSE)
Interest income	73,005	27,601
Interest expense	(44)	(4,500)
Other Income	500	32,500
TOTAL OTHER INCOME	73,461	55,601

INCOME BEFORE INCOME TAXES	544,803	815,934

INCOME TAXES	(6,884)	(21,180)

NET INCOME	$537,919	$794,754

NET INCOME PER COMMON SHARE
Basic	$.04	$.07

Diluted	$.04	$.07

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

Basic	12,231,333	10,918,402
Diluted	13,515,878	11,971,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$537,919	$794,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,301	142,002
Stock based compensation expense	44,212	1,762
Excess tax benefits from stock-based award activity	(16,064)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	69,002	(392,557)
Increase in inventory	(165,990)	(144,284)
Increase in prepaid and other assets	(20,846)	(86,595)
Increase (decrease) in accounts payable and accrued liabilities	(442,052)	180,771
Increase in deferred revenue	288,319	218,857
NET CASH PROVIDED BY OPERATING ACTIVITIES	487,801	714,710

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(472,205)	(250,098)
Purchase of treatment facility	(350,000)	-
Improvements to treatment facility	(44,832)	-
Additions to intangible assets	(64,702)	(2,207)
NET CASH USED IN INVESTING ACTIVITIES	(931,739)	(252,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(1,809)	(37,657)
Excess tax benefits from stock-based award activity	16,064	-
Proceeds from exercise of stock options	507,890	869,407
NET CASH PROVIDED BY FINANCING ACTIVITIES	522,145	831,750

NET INCREASE IN CASH AND CASH EQUIVALENTS	78,207	1,294,155

CASH AND CASH EQUIVALENTS, beginning of period	2,134,152	296,959

CASH AND CASH EQUIVALENTS, end of period	$2,212,359	$1,591,114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$44	$4,498

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2008 and the results of its operations and cash flows for the three and nine months ended March 31, 2008 and 2007. The results of operations for the three and nine months ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of income (loss). Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•   United States – fiscal years ended June 2004, 2005, 2006 and 2007
•    State of Texas – fiscal years ended June 2004, 2005, 2006 and 2007

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

NOTE 5 - INCOME TAXES

During the three and nine months ended March 31, 2008 the Company recorded a provision of $1,329 and $6,884 for estimated income taxes. During the three and nine months ended March 31, 2007 the Company recorded a provision of $3,134 and $21,180 for estimated incomes taxes. For federal income tax purposes the Company is in an Alternative Minimum Tax (“AMT”) situation. During the nine months ended March 31, 2008 the Company recorded a reduction to income taxes of $21,180 for prior year tax estimates to the tax return. The Company expects to utilize its net operating loss carry forwards to offset any ordinary taxable income for the year ending June 30, 2008.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Effective February 5, 2007, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2009, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of March 31, 2008, there were no borrowings under this Line Of Credit Facility and the Company was in compliance with all loan covenants. Under the Credit Agreement, and based upon the Company’s March 31, 2008 level of accounts receivable and inventory, the amount available to borrow at quarter end was $1.3 million.

NOTE 7 – STOCK-BASED COMPENSATION

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

For the three and nine months ended March 31, 2008, the Company recognized stock-based compensation expense of $23,774 and $44,212, respectively, which is included in the line item “selling, general and administrative expenses” of the Condensed Consolidated Statement of Income (Loss). Stock-based compensation expense recognized for the three and nine months ended March 31, 2007 was $1,762.

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

	Nine Months Ended March 31,
	2008	2007
	(Unaudited)

Net income, as reported	$537,919	$794,754

Weighted average common shares outstanding	12,231,333	10,918,402
Effect of Dilutive stock options	1,284,545	1,053,318
Weighted average diluted common shares outstanding	13,515,878	11,971,720

Net income per common share
Basic	$0.04	$0.07

Diluted	$0.04	$0.07

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	150,000	-

NOTE 9 - STOCK TRANSACTIONS

During the quarter ended March 31, 2008 stock options to purchase 320,000 of common shares were exercised. Total proceeds to the Company were $354,850 (average price of $1.11 per share). During the quarter ended March 31, 2007 stock options to purchase 992,802 of common shares were exercised. Total proceeds to the Company were $748,767 (average price of $0.75 per share).

During the nine months ended March 31, 2008, stock options to purchase 506,730 shares of common stock were exercised. Total proceeds to the Company were $507,890 (average price of $1.00 per share). During the nine months ended March 31, 2007, stock options to purchase 1,153,790 were exercised. Total proceeds to the company were $869,407 (average price of $0.75 per share).

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2008 and 2007.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income (Loss), expressed as a percentage of revenue (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	(61)%	(58)%	(59)%	(57)%
Selling, general and administrative	(41)%	(33)%	(35)%	(31)%
Special Charge	-	(5)%	-	(2)%
Depreciation and amortization	(2)%	(2)%	(2)%	(2)%
Total operating expenses	(104)%	(98)%	(96)%	(92)%
Income (Loss) from operations	(4)%	2%	4%	8%
Total other income	1%	1%	1%	1%
Net income (loss)	(3)%	3%	5%	9%

THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Total revenues for the three months ended March 31, 2008 of $2,927,700 increased by $34,049, or 1.2%, over the total revenues for the three months ended March 31, 2007 of $2,893,651. Billings by market are as follows:

	Three Months Ended March 31,
	2008	2007	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Billings by Market:
Health Care	$1,734,401	$1,650,912	$83,489
Pharmaceutical	413,296	450,678	(37,382)
Hospitality	244,377	330,403	(86,026)
Professional	190,433	157,706	32,727
Commercial/Industrial	136,796	100,882	35,914
ProTec	106,920	93,424	13,496
Agriculture	96,848	98,073	(1,225)
Retail	43,951	49,413	(5,462)
Other	22,863	23,056	(193)
Government	17,759	43,158	(25,399)
Subtotal	3,007,644	2,997,705	9,939
GAAP Adjustment*	(79,944)	(104,054)	24,110
Revenue Reported	$2,927,700	$2,893,651	$34,049

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

The increase in revenues is primarily attributable to increased billings in the Health Care ($83,489), Commercial/Industrial ($35,914), Professional ($32,727), and ProTec ($13,496) markets. These increases were partially offset by decreased billings in the Hospitality ($86,026), Pharmaceutical ($37,382), Government ($25,399), Retail ($5,462) and Agriculture ($1,225) markets. The increase in the Health Care market billings is a result of the growing number of patients in the health care industry and the increased utilization of the Sharps Disposal by Mail System® by home care branches. The increase in the Commercial/Industrial, Professional and ProTec markets is being driven by higher demand for the Company’s products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.).  The decrease in Hospitality is due to a large order completed in March 2007 for the Sharps Disposal by Mail System ® from a national hair care chain that is using the product to dispose of razor blades.

Cost of revenues for the three months ended March 31, 2008 of $1,786,892 was 61% of revenues. Cost of revenues for the three months ended March 31, 2007 of $1,681,437 was 58% of revenues. The decrease in gross margin is a result of increased costs, customers and product mix.

Selling, general and administrative (“S, G & A”) expenses for the three months ended March 31, 2008 of $1,174,449, increased by $221,841, or 23%, over the S, G & A expenses for the three months ended March 31, 2007. The increase in S, G & A expense is primarily due to higher, (i) compensation expense ($92,519), (ii) professional fees ($41,112), (iii) non-cash stock-based compensation expense ($22,011) (iv) investor relations expenses ($21,931), (v) the cash portion of Board of Director compensation expense ($20,000) and (vi) office lease and related expense ($30,448). The increase in compensation expense was due primarily to the addition of personnel including increased sales and sales support staff. The professional fees increase is attributable to large contract sales initiative. The increase in investor relations expense is due to the Company’s increased investor relations activity (conferences and presentations).

The Company generated an operating loss of ($103,325) for the three months ended March 31, 2008 compared to operating income of $69,293 for the three months ended March 31, 2007. The decrease in operating income is a result of the increase in S, G & A and decrease in Gross Margin as noted above.

Interest income increased from $16,133 to $20,565 as a result of higher cash balances for the respective periods.

The Company generated a pre-tax loss of $82,260 for the three months ended March 31, 2008 versus pre-tax income of $85,104 for the three months ended March 31, 2007. The decrease in the earnings for the period is a result of the increase in S, G & A and decrease in Gross Margin as noted above.

The Company reported a loss per share of ($0.01) for the three months ended March 31, 2008 versus earnings per share of $0.01 for the three months ended March 31, 2007. The reduction in diluted earnings per share is a result of decreased net income for the current fiscal year.

NINE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

Total revenues for the nine months ended March 31, 2008 of $10,069,614 increased by $1,003,302, or 11%, over the total revenues for the nine months ended March 31, 2007 of $9,066,312. Billings by market are as follows:

	Nine Months Ended March 31,
	2008	2007	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Billings by Market:
Health Care	$5,629,418	$5,367,774	$261,644
Retail	1,044,502	921,265	123,237
Hospitality	914,391	638,320	276,071
Pharmaceutical	869,579	507,611	361,968
Professional	529,934	432,758	97,176
Agriculture	363,846	439,978	(76,132)
ProTec	348,443	311,497	36,946
Other	107,136	103,888	3,248
Commercial/Industrial	413,044	417,736	(4,692)
Government	158,910	148,324	10,586
Subtotal	10,379,203	9,289,151	1,090,052
GAAP Adjustment*	(309,589)	(222,839)	(86,750)
Revenue Reported	$10,069,614	$9,066,312	$1,003,302

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($361,968), Hospitality ($276,071), Health Care ($261,644), Retail ($123,237), Professional ($97,176), ProTec ($36,946), Government ($10,586) and Other ($3,248) markets. These increases were partially offset by decreased billings in the Agriculture ($76,132) and Commercial/Industrial ($4,692) markets. The increase in the billings in the Pharmaceutical market is attributable to increased billings to a top ten pharmaceutical manufacturing customer under the previously announced $1.4 million purchase order. The increase in the Hospitality market reflects increased demand of the Sharps Disposal by Mail System® and Biohazard Spill Clean-Up Kit products by hotels, restaurants and assisted living facilities. The increase in the Health Care market billings is a result of the growing number of patients in the health care industry and the increased utilization of the Sharps Disposal by Mail System® by home care branches. The increase in the billings in the Retail market is a result of the use of the Company’s Sharps Disposal By Mail System ® products in grocery stores and retail pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The decrease in the Agriculture market is primarily attributable to decreased demand of the Sharps Disposal by Mail System by a customer who provides the product to facilitate the injection of dairy cattle due to growing public concern over the use of hormones.

Cost of revenues for the nine months ended March 31, 2008 of $5,890,095 was 58% of revenues, which is consistent with the corresponding period of the prior year.

Selling, general and administrative (“S, G & A”) expenses for the nine months ended March 31, 2008 of $3,514,876, increased by $683,724, or 24%, over the S, G & A expenses for the nine months ended March 31, 2007. The increase in S, G & A expense is primarily due to higher, (i) compensation expense ($240,950) (ii) office lease expense ($86,988), (iii) investor relations expenses ($82,238), (iv) sales and marketing related expenses ($71,779), (v) the cash portion of Board of Director compensation expense ($60,000), (vi) sales-related professional fees ($52,144), and (vii) non-cash stock-based compensation expense ($44,212). The increase in compensation expense was due primarily to the addition of personnel including increased sales and sales support staff. The increase in investor relations expense is due to the Company’s increased investor relations activity (conferences, presentations, etc). The increase in travel is directly related to the Company’s increased sales and marketing efforts. The professional fees increase is primarily for consulting work related to major sales initiatives.

The Company generated operating income of $471,342 for the nine months ended March 31, 2008 compared to $760,333 for the nine months ended March 31, 2007. The decrease in operating income is a result of the increase in S, G & A, partially offset by increased gross profit on increased revenue.

Other income included in the Company’s statement of income for the nine months ended March 31, 2008 of $73,461 reflects an increase interest income of $45,404 and decrease in interest expense of $4,456. The increase in interest income is a result of higher cash balances during the respective periods. The reduction in interest expense is due to the lower corresponding capital lease balances. Other income for nine months ended March 31, 2007 also reflects the net proceeds of $32,500 from partial recovery and settlement of litigation.

The Company generated income before tax of $544,803 for the nine months ended March 31, 2008 versus a pre-tax income of $815,934 for the nine months ended March 31, 2007. The reduction in net income is due primarily to the increase in S, G & A for the respective periods.

The Company reported diluted earnings per share of $0.04 for the nine months ended March 31, 2008 versus diluted earnings per share of $0.07 for the nine months ended March 31, 2007. The reduction in diluted earnings per share is a result of, (i) decreased net income for the current fiscal year period and (ii) the adverse effect to earnings per share computation of a 1.5 million, or 13%, increase in the diluted shares outstanding (resulting from stock options exercised).

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

The Company continues to develop new products for all of its product lines. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing efforts and (iii) continued brand awareness of the Sharps Disposal By Mail Systems®. The result of these direct marketing efforts was recognized with the receipt of the first major pharmaceutical manufacturer order, valued at $1.4 million, from a recognized and leading pharmaceutical manufacturer. The initial $0.45 million order was billed during March 2007 with fulfillment services to patients beginning in May 2007. In December 2007, an additional $400 thousand in product was shipped. In February 2008, the remaining approximate $400 thousand was billed, achieving virtually the entire contract value of $1.4 million. The Company is in discussions with this customer regarding renewal of the purchase order. Additionally, the Company is in discussion with several other pharmaceutical manufacturers regarding implementing similar patient support programs.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $78,207 to $2,212,359 at March 31, 2008 from $2,134,152 at June 30, 2007. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $487,801 plus proceeds from the exercise of stock options of $507,890, partially offset by additions to property and equipment of $472,205, purchase of and improvements to treatment facility $394,832, intangible assets of $64,702 and payment on capital lease obligations of $1,809.

Accounts receivable decreased by $69,002 to $1,261,729 at March 31, 2008 from $1,330,731 at June 30, 2007.

Inventory increased by $165,990 to $529,995 at March 31, 2008 from $364,005 at June 30, 2007. This increase is attributable to timing of shipments from overseas for the Pitch-It IV Poles.

Property and equipment increased by $615,733 to $1,206,300 at March 31, 2008 from $590,567 at June 30, 2007. This increase is attributable to capital expenditures of $867,037, partially offset by depreciation expense of $179,169 for the nine months ended March 31, 2008 and rent abatement of $72,135 (recorded in conjunction with the purchase of the previously leased facility. The capital expenditures are attributable to the purchase of, (i) treatment facility and land of $350,000 (ii) custom software programming and new system implementation of $264,973, (iii) warehouse/operations-related equipment $109,145, (iv) treatment facility improvements of $69,863, (v) molds, dies and printing plates for production of $50,119, (vi) computer equipment of $18,193 and (vii) office furniture and equipment of $4,744. The custom software program was incurred to upgrade the Company’s financial and operations system, as well as the Company’s proprietary Sharps Tracer ™ system. The warehouse/operations-related equipment was related to equipment necessary to accommodate the in-house assembly of the Company’s products and racking for additional warehouse space. The treatment facility improvements are related to installing the autoclave technology and facility improvements. The molds and printing plates were procured for development of new product and additional production capacity. The computer equipment was purchased to facilitate the upgrade of outdated equipment.

Accrued liabilities decreased by $391,400 to $222,451 at March 31, 2008 from $613,851 at June 30, 2007. The decrease is a result of (i) inventory received in warehouse and invoice received and paid in Accounts Payable ($164,863), (ii) payroll accrual ($88,812), (iii) Senior VP of Sales severance ($40,654), (iv) rebate accrual ($28,375), (v) contra payable for UPS refund ($20,000) and (iv) commission accrual ($11,797).

Stockholder’s equity increased by $1,106,085 from $2,169,125 at June 30, 2007 to $3,275,210 at March 31, 2008. This increase is attributable to (i) net income for the nine months ended March 31, 2008 of $537,919 and (ii) the effect of stock options to purchase 506,730 common stock exercised with proceeds of $507,890 (average exercise price of $1.00), (iii) the effect on equity of SFAS 123R expense of $44,212 and (iv) the excess tax benefits from stock-based award activity of $16,064.

Disposal Facility

In January 2008, Company purchased its previously leased disposal facility in Carthage, Texas. The purchase includes an incinerator with a maximum capacity of thirty (30) tons per day, a 12,000 square foot building and 4.5 acres of land.

Additionally, the Company has executed a purchase order for a state-of-the-art autoclave system and technology capable of treating up to seven (7) tons per day of medical waste at the same facility. Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens. An autoclave is environmentally cleaner and is a less costly method of treating most medical waste versus traditional incineration. The autoclave is expected to be placed in service in June of 2008.

With the addition of the autoclave, the Company believes it will own one of only approximately ten (10) permitted commercial disposal facilities in the country capable of treating all types of medical waste.

Sharps is also expanding its ability to dispose of unused medications and expired pharmaceutical waste including controlled substances. The Company has installed Drug Enforcement Agency (DEA) approved equipment necessary to obtain DEA certification for the disposal of controlled substances.

The total cost of the treatment facility purchase, addition of the autoclave technology and other planned improvements at the Carthage, Texas facility is estimated to be approximately $900,000 with $419,863 spent to date. The remainder is expected to be incurred in the fourth quarter of fiscal year 2008.

New Operating and Accounting System

The Company has recently implemented a project to replace and upgrade its integrated operations and accounting system. The Company’s existing system is approximately five (5) years old. The total cost of the project (including software, hardware and implementation fees) is estimated to range from $225,000 - $250,000 with $192,373 spent to date. The remainder is expected to be incurred during the fourth quarter of fiscal year 2008. The new system is expected to be placed in service by July 1, 2008.

Management believes that the Company’s current cash resources along with its $2.5 million line of credit will be sufficient to fund operations for the twelve months ending March 31, 2009.

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

In August 2007, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes through a sharps-by-mail or similar program. This legislation proposes Medicare coverage for the safe needle disposal for approximately 1.3 million insulin-dependent diabetic beneficiaries and is intended to reduce the number of accidental injuries, infections and subsequent costs associated with the improper disposal of approximately 4 million needles generated daily by Medicare covered diabetics. The Company’s Sharps Disposal By Mail Systems® is an example of the cost-effective and easy-to-use solution recommended in the legislation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. The Company adopted the provisions of FIN 48 as of July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of income (loss). Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•     United States – fiscal years ended June 2004, 2005, 2006 and 2007
•     State of Texas – fiscal years ended June 2004, 2005, 2006 and 2007

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

During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (March 31, 2008).

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-QSB.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Infringement Litigation
In May 2007, the Company filed patent infringement lawsuits in the United States District Court for the Southern District of Texas in Houston against Medi-Supply, Inc. (a/k/a or f/k/a Medi-Supply Alliance, LLC and Medi-Supply, Inc. “MediSupply”) and Drive Medical Design & Manufacturing (“Drive Medical”) for infringement of three U.S. patents. The complaints allege that MediSupply and Drive Medical infringe the patents by making, selling, and offering for sale disposable IV poles which are identical to the Company’s Pitch-It ™ IV Pole.

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

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: May 15, 2008	By:	/s/ Dr. Burton J. Kunik
Chairman of the Board of Directors,
Chief Executive Officer and President

Dated: May 15, 2008	By:	/s/ David P. Tusa
Executive Vice President,
Chief Financial Officer,
Business Development and
Corporate Secretary