Form 10-K
period 2008-06-30
SHARPS COMPLIANCE CORP
filed 2008-09-29
CIK 898770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-22390
SHARPS COMPLIANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9220 Kirby Drive, Suite 500, Houston, Texas (Address of principal executive offices)	77054 (Zip Code)

Registrant’s telephone number, including area code (713) 432-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $1.00 Par Value	OTCBB

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes  ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Based on the closing price on the OTCBB on September 19, 2008, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $14,337,527.

The number of common shares outstanding of the Registrant was 12,702,114 as of September 18, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 21, 2008 are incorporated by reference into Part III.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K

____________
* This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate”, “believe”, “expect”, “estimate”, “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Sharps Compliance Corp. was formed in November 1992 as a Delaware Corporation. The information presented herein is for Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, “Sharps” or the “Company”). Sharps’ principal office is located at 9220 Kirby Drive, Suite 500, Houston, Texas 77054. Sharps’ treatment facility is located at 1544 NE Loop Carthage, Texas 75633.

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

The Sharps Disposal by Mail System® is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste for commercial (healthcare and non-healthcare) and retail industries. The Sharps Disposal by Mail System® contains a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to eighteen gallon; United States Postal Service (“USPS”) approved shipping carton with priority mail (pre-paid) postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment and complete documentation and tracking manifest. The Sharps Disposal by Mail System® is transported to the Company’s disposal facility for incineration (i.e. Sharps Environmental Services) in a pre-paid USPS approved shipping carton. Upon destruction, Sharps supplies verification of destruction to the customer.

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

The Biohazard Spill Clean-Up Kit and Disposal System is a complete solution for both cleanup and disposal by mail of bio-hazardous spill waste and materials. This convenient system comes complete with everything necessary for the clean up of potentially bio-hazardous materials such as blood and bodily fluids. The Sharps system provides a means to safely, easily and legally remove these materials from your location and transport them to a destruction facility via the USPS. Sharps Bio-Hazard Clean-Up Kit has the capacity to contain spills of up to one (1) liter of contaminant. Spill clean-up equipment, transportation and proper disposal are all included in the price of the system.

The Sharps e-Tools online services include SharpsTracer™ and AssetTracer™. SharpsTracer™ is a manifest imaging and tracking program for registered customers for the purpose of tracking and certifying the transportation and disposal of regulated medical waste. SharpsTracer™ eliminates traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic Proof of Destruction, Market Data Collection abilities and Return to Store Programs capabilities. AssetTracer™ allows its registered subscribers to effectively manage all types of capital assets through a single, organized database. The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance and asset status and/or location.

Sharps Environmental Services provide environmental solutions for customers with a wide variety of waste disposal needs. Primary services include the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste. This service allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems®. On January 23, 2008, the Company purchased its formerly leased disposal facility in Carthage, Texas.

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

MARKETS

The Company’s key markets for its products and services are as follows:

-	Healthcare
-	Retail
-	Hospitality
-	Professional
-	Pharmaceutical Manufacturer
-	Commercial / Industrial
-	Agriculture

Healthcare: The Company markets its Sharps Disposal by Mail System®, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box and Sharps SureTemp Tote® products to the Healthcare segment. This market consists primarily of home healthcare companies and generated 55% of the Company’s billings for the year ended June 30, 2008.

Retail: The Company markets its Sharps Disposal by Mail System® products to the Retail segment. This market consists of, (i) companies that purchase the products to properly dispose of syringes utilized to administer flu shots, and (ii) non-emergency clinics located in the retail setting. The Retail market generated 8.5% of the Company’s billings for the year ended June 30, 2008.

Hospitality: The Company markets its Sharps Disposal by Mail System®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System products to the Hospitality segment. This market includes hotel, retirement and assisted living and contract food service provider companies. The Hospitality segment generated 9% of the Company’s billings for the year ended June 30, 2008.

Professional: The Company markets its Sharps Disposal by Mail System® products to the Professional segment. This market includes physician, dental, veterinarian and other service-related firms. The Professional segment generated 6% of the Company’s billings for the year ended June 30, 2008.

Pharmaceutical Manufacturer: The Company markets its Sharps Disposal by Mail System® products to pharmaceutical manufacturers and clinical drug trial companies. Although the Pharmaceutical segment generated only 7% of the Company’s billings for the year ended June 30, 2008, it is believed to be a segment with significant growth potential.

Commercial / Industrial: The Company markets its Sharps Disposal by Mail System®, Sharps Secure®,and Biohazard Spill Clean-Up Kit products to the Commercial / Industrial market. This market includes a wide variety of customers including those with safety, industrial, retail and other facilities. The Commercial / Industrial segment generated 5% of the Company’s billings for the year ended June 30, 2008.

Agriculture: The Company markets its Sharps Disposal by Mail System® products to the Agriculture segment. This market consists of companies that purchase the products to properly dispose of syringes used to inject farm animals (ex., dairy cattle) and generated 4% of the Company’s billings for the year ended June 30, 2008.

RESEARCH AND DEVELOPMENT

Sharps’ research and development costs for the last two fiscal years have not been material. The Company is seeking new applications for the Sharps Disposal by Mail System® in many different industries and markets, since small quantity medical waste generators can be found throughout the country. Sharps is also developing new products to that address the proper and cost-effective disposal of unused medications.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the year ended June 30, 2008, four customers represented approximately 38% of revenues. Those same four customers represented approximately 34%, or $402,723 of the total accounts receivable balance at June 30, 2008. For the year ended June 30, 2007, four customers represented approximately 40% of revenues. Those same four customers represented approximately 46%, or $614,120 of the total accounts receivable balance at June 30, 2007. The Company may be adversely affected by its dependence on a limited number of high volume customers. Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its products and (iii) the continued diversification of the Company’s products and services into additional markets outside of its traditional Healthcare customer base.

Currently, the majority of Sharps transportation is sourced with the United States Post Office (“USPS”), which consists of delivering the Sharps Disposal by Mail System® from the end user to the Company’s incineration facility. The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s Sharps Disposal by Mail System® products from the non-healthcare facility end user to the Company’s owned incineration facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by (i) the arrangement with UPS and (ii) the long-standing business relationship with and successful performance by USPS.

INTELLECTUAL PROPERTY

Although Sharps has applied in the United States for registration of a number of trademarks and patents, many of which have been registered and granted, it can give no assurance that the Company will obtain and maintain registrations for existing and other trademarks and patents for which it has applied.

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies are typically smaller organizations or divisions of larger companies. While Sharps does not believe it currently faces significant competition in the sharps disposal by mail business, it is likely that this could change as the Company continues its success and the country becomes more aware of the need for the proper disposal of medical sharps. The Company believes its first mover advantages, as well as its capabilities as a vertically integrated producer of products and services, differentiates it from most competition. It is possible that future competition may also arise from companies that are larger and better capitalized than the Company.

EMPLOYEES

Sharps employees 33 individuals, of which 31 are full-time employees.

ITEM 1A. RISK FACTORS

Operating History

Sharps has been profitable in fiscal years 2006 through 2008. Prior to fiscal year 2006, the Company had a history of operating losses. The future success of Sharps is dependent upon many factors, including environmental regulation, continued acceptability of its products and services, continuity of its customer agreements, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company’s current financial resources, including cash on hand and its line of credit with JPMorgan Chase Bank, N.A., will be sufficient to fund operations through June 30, 2009.

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

Customer Relationships

Sharps believes it’s relationships with its customers is very good as a result of its long standing reputation and successful performance in the delivery of value-added products. Sharps generally has no firm long-term volume commitments from its customers but does have contractual relationships with the majority of its customers. Sharps has experienced fluctuations in order levels in many of its markets which may continue until the Company obtains critical mass and as the awareness of the proper disposal of medical sharps continues to increase. In general, customer purchase orders may be canceled and order volume levels can be changed or delayed with limited or no penalties. Sharps cannot assure the replacement of canceled, delayed or reduced purchase orders with new business. Moreover, Sharps’ financial condition and results of operations will depend in significant part upon the Company’s ability to obtain orders from new customers, the increased recognition by its prospective customers of the proper disposal of sharps and continued legislation mandating the proper disposal of sharps.

Disposal Facility

The Company’s business utilizes an incinerator facility for the proper disposal of sharps waste. The Company’s owned treatment facility is located in Carthage, Texas (Panola County). Prior to the purchase of the facility in January 2008, the Company operated the treatment facility since 1999. The Company believes it operates and maintains the facility in compliance with all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. The cost of such compliance for the year ended June 30, 2008 was $9,225. Although the Company entered into an agreement with a secondary burn facility to provide services in the event the incinerator is unavailable, any disruption in the availability of a disposal facility or increased governmental regulation may have an adverse impact on the Company. The Company can make no assurances that no such disruption or burdensome regulation will occur in the future.

The Company believes the facility is in compliance with all applicable federal, state, local and/or regulatory agency requirements, air pollution and TCEQ (“Texas Commission on Environmental Quality”) regulations. See change in Government Regulation below.

During fiscal 2008, the Company began the process of adding alternative autoclave technology for medical waste disposal with plans to be fully operational by December 31, 2008 depending upon the timing of the completion of required state permitting. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The autoclaving technology is planned to be used in addition to incineration and is estimated to cost approximately $400,000.

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

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the leased incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published. The Company has studied the amended EPA Clean Air Act and its options, and has decided in the interim to move forward with the process of adding alternative technology, autoclaving, for medical waste disposal with plans to be fully operational by December 31, 2008 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The Company has not yet decided if and when it will incur the additional capital expenditures needed in order to meet the new regulations. The additional capital expenditures are estimated at approximately $1.4 million and would increase its permitted incineration capacity from eleven (11) tons per day to thirty (30) tons per day. Should the Company incur such additional capital expenditures, it would do so subsequent to the development and launching of a business plan designed to generate significant incremental and new revenue stream from third party medical waste services. See Disposal Facility section above for further information regarding the purchase of the Carthage, Texas facility and addition of autoclave technology.

Proper Disposal of Medical Sharps

The first significant regulatory development occurred in December 2004 with the improved guidance issued by the Environmental Protection Agency (“EPA”) regarding the safe disposal of medical sharps (needles, syringes and lancets). This new guidance is a result of disposal problems created by the estimated 2 billion syringes discarded annually by legal self-injectors of medicines in homes and non-healthcare commercial facilities. Until December 2004, the EPA guidance has instructed consumers to place used sharps in a household container and to place the container in the household garbage. New guidance posted on the EPA website reflects information about alternative disposal methods including mail-back programs. The improved guidance issued by the EPA is a significant step toward the removal of needles, syringes and other sharps from the solid waste stream, consistent with the current practice in healthcare facilities. The Company’s products and services, which are included in the EPA list of recommended solutions, are designed to improve safety, efficiency and patient concerns related to the proper disposal of medical sharps.

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

In July 2006, the State of California passed Senate Bill 1305 (“SB 1305”), an amendment to The Medical Waste Management Act. The new law requires the proper disposal of home-generated sharps waste (syringes, needles, lancets, etc.) and acknowledges mail-back programs as a convenient method for the collection and destruction of home-generated sharps. Effective January 1, 2007 (with enforcement beginning September 1, 2008), SB 1305 addresses the need to meet the changing demands of healthcare provided in alternate sites that currently allow hundreds of millions of home-generated sharps waste to be disposed in solid waste and recycling containers. The new law is designed to ensure appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks.

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

In addition to California and Massachusetts, many other states are considering similar legislation.

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

Postal Work Interruptions

Sharps currently transports its disposal products using the USPS, therefore, any interruption in day-to-day USPS delivery services could have a material adverse effect on Sharps’ revenues and financial condition. Postal delivery interruptions are rare and unpredictable. However, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, the Company entered into an arrangement with UPS whereby UPS agreed to transport the Company’s Sharps Disposal by Mail System® products from the non-healthcare facility end user to the Company’s owned treatment facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by the new arrangement with UPS and its long standing relationship with the USPS.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this report, the Company did not have any unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Sharps currently leases 23,760 square feet of rentable (office and warehouse) space in Houston, Texas. The lease period commenced on March 1, 2007 and will expire on February 28, 2012. The lease was amended as of December 12, 2007 to expand the rentable square feet from 18,231 to 23,760 effective January 1, 2008. The Company also sub-leases approximately 5,000 square feet of warehouse space on a month-to month basis. Such space is considered over flow space used for assembly and storage.

On January 23, 2008, the Company purchased its formerly leased disposal facility in Carthage, Texas for medical waste disposal. The purchase includes an incinerator with a maximum capacity of thirty (30) tons per day, a 12,000 square foot building and 4.5 acres of land. The facility is currently permitted to treat eleven (11) tons per day of waste.

ITEM 3. LEGAL PROCEEDINGS

Ronald E. Pierce Matter

On July 15, 2008, the Company received a demand for arbitration from Ronald E. Pierce related to a June 2004 issue summarized below:

On June 14, 2004, the Company provided Mr. Ronald E. Pierce, its then Chief Operating Officer (“Mr. Pierce”), with notice of non-renewal of his employment agreement. As such, July 14, 2004 was Mr. Pierce’s last day of employment. The Company has advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due. The Company then received various letters from Mr. Pierce’s attorney advising that Mr. Pierce is taking the position that the non-renewal of the employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his agreement without the obligation of paying Mr. Pierce as if he were terminated without cause. The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce’s employment agreement, the Company was entitled to provide notice thirty (30) days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce.

The claim amount under the July 15, 2008 demand for arbitration is $300,001.

On July 18, 2008, the Company responded to the July 15, 2008 request for Arbitration from Mr. Pierce. In its response, the Company advised that the request for arbitration was filed more than four (4) years from the date upon which Pierce knew, or should have known, of any alleged breach of contract. Accordingly, the Company will not agree to arbitrate a time barred claim.

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

On January 2, 2008, the Company announced the settlement of the patent dispute with MediSupply and Drive Medical. In conjunction with the settlement, Drive Medical is now the exclusive manufacturer and Sharps is the exclusive seller of the Sharps Pitch-It™ IV Poles. Additionally, Drive Medical and MediSupply will no longer sell IV Pole products that infringe upon Sharps’ patents. The settlement resolved all issues between the parties related to the patent litigation. As part of the exclusivity agreement, Sharps agreed to a minimum annual purchase commitment of $600,000 in IV Pole product a year. The Company believes it will purchase more than $600,000 in IV Pole products from Drive Medical on an annual basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2008, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: During the two years ended June 30, 2008, the common stock of the Company has been quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”. The Company’s common stock has had trading volume, averaging approximately 258,000 shares traded per month on the OTC Bulletin Board. The table below sets forth the high and low closing prices on the OTC Bulletin Board for each quarter within the last two fiscal years.

	Common Stock
	High	Low

Fiscal Year Ended June 30, 2007
First Quarter	$0.98	$0.85
Second Quarter	$2.45	$0.80
Third Quarter	$3.83	$2.30
Fourth Quarter	$3.40	$2.95

Fiscal Year Ended June 30, 2008
First Quarter	$3.65	$2.50
Second Quarter	$3.10	$2.30
Third Quarter	$2.85	$2.20
Fourth Quarter	$2.80	$2.30

Fiscal Year Ending June 30, 2009
First Quarter (September 18, 2008)	$3.07	$2.35

Stockholders: At September 18, 2008 there were 12,702,114 shares of common stock held by approximately 200 holders of record with approximately 500 held in street name. The last reported sale of the common stock on September 18, 2008, was $3.03 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain all of its earnings for the operation and expansion of its business and does not anticipate paying any dividends in the foreseeable future.

Issuer Purchases of Equity Securities: The Company has no reportable purchases of equity securities.

Securities Authorized for Issuance under Equity Compensation Plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights(4) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holder (1)(3)	1,482,600	$1.13	224,444
Equity compensation plans not approved by security holders (2)	275,000	0.95	N/A

Total	1,757,600	$1.10	224,444

Notes:
(1)	Represents stock options issued under the 1993 Sharps Compliance Corp. Stock Plan.
(2)	Represents options to purchase unregistered common stock of the Company.
(3)	Includes the effect of 101,000 shares of Restricted Stock issued to Directors.
(4)	Weighted Average exercise price excludes the effect of 101,000 shares of Restricted Stock issued to Directors.

Recent Sales of Unregistered Securities: None

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Income, expressed as a percentage of revenue:

	Year Ended June 30,
	2008	2007

Total revenues	100%	100%
Costs and expenses:
Cost of revenues	(60)%	(58)%
Selling, general and administrative	(37)%	(34)%
Depreciation and amortization	(3)%	(2)%

Total operating expenses	(100)%	(94)%
Operating profit	0%	6%
Other income (expense), net	1%	1%
Net income	1%	7%

YEAR ENDED JUNE 30, 2008 COMPARED TO YEAR ENDED JUNE 30, 2007

Total revenues for the year ended June 30, 2008 of $12,840,911 increased by $884,895, or 7.4%, over the total revenues for the year ended June 30, 2007, of $11,956,016. Billings by market are as follows:

	Twelve Months Ended June 30,
	2008	2007	Variance

Billings by Market:
Health Care	$7,293,267	$7,327,530	$	(34,263)
Hospitality	1,202,330	878,100		324,230
Retail	1,124,040	1,107,442		16,598
Pharmaceutical	889,766	553,885		335,881
Professional	748,919	615,014		133,905
Commercial/Industrial	617,390	528,915		88,475
Agriculture	502,878	515,281		(12,403)
Protec	457,788	416,307		41,481
Government	204,403	177,790		26,613
Other	144,120	128,810		15,310
Subtotal	13,184,901	12,249,074		935,827
GAAP Adjustment*	(343,990)	(293,058)		(50,932)
Revenue Reported	$12,840,911	$11,956,016		$884,895

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($335,881), Hospitality ($324,230), Professional ($133,905), Commercial/Industrial ($88,475), ProTec ($41,481), Government ($26,613), Retail ($16,598), and Other ($15,310) markets. These increases were partially offset by decreased billings in the Health Care ($34,263) and Agriculture ($12,403) markets. The increase in the billings in the Pharmaceutical market is attributable to increased billings to a top ten pharmaceutical manufacturing customer under the previously announced $1.4 million purchase order. The increase in the Hospitality market reflects increased demand of the Sharps Disposal by Mail System® and Biohazard Spill Clean-Up Kit products by hotels, restaurants and assisted living facilities. The increase in the Professional, Commercial/Industrial, and Protec markets is being driven by higher demand for the Company’s products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The increase in the billings in the Retail market is a result of the increased use of our products in grocery stores and pharmacies to properly dispose of syringes utilized to administer flu and other inoculations. The decrease in the Health Care market is due primarily to a temporary backorder situation at June 30, 2008 with respect to the Company’s Pitch-It™ IV Poles that shifted approximately $150,000 of billings from the fourth quarter of FY 2008 to the first quarter of FY 2009. The decrease in the Agriculture market is primarily attributable to decreased demand of the Sharps Disposal by Mail System by a customer who provides the product to facilitate the injection of dairy cattle due to growing public concern over the use of hormones.

Cost of revenues for the year ended June 30, 2008 of $7,725,921 was 60% of revenues. Cost of revenues for the year ended June 30, 2007 of $6,942,567 was 58% of revenues for the corresponding period. The decrease in gross margin is a result of increased costs, customers and product mix. Additionally, the Company incurred unexpected air freight costs of approximately $75,000 in the fourth quarter of fiscal year 2008 related to the shipment of Pitch-It™ IV Poles. This expense was necessary to minimize the backorder situation resulting from overseas production issues which were resolved beginning in July 2008.

Selling, general and administrative (“S, G & A”) expenses for the twelve months ended June 30, 2008 of $4,782,532, increased by $836,890, or 21%, over the S, G & A expenses for the twelve months ended June 30, 2007. The increase in S, G & A expense is primarily due to higher, (i) compensation expense and associated benefits ($271,473) (ii) office lease and related expenses ($136,515), (iii) sales-related professional fees ($91,086), (iv) investor relations expenses ($85,166), (v) the cash portion of Board of Director compensation expense ($80,000), (vi) non-cash stock-based compensation expense ($65,730) and (vii) sales and marketing related travel expenses ($55,614). The increase in compensation expense was due primarily to increased sales and sales support personnel. The professional fees increase is primarily for consulting work related to major sales initiatives. The increase in investor relations expense is due to the Company’s increased investor relations activity (conferences, presentations, etc). The increase in travel is directly related to the Company’s increased sales and marketing efforts.

During the fourth quarter of fiscal year 2008, the Company recorded a special charge of $67,541, or $0.00 per diluted share, which represents severance related costs incurred in conjunction with the termination of a sales person (former Sr. Vice President of Sales and Marketing). During the prior year ended June 30, 2007, the Company recorded a special charge of $138,000, $0.01 per diluted share, related to the re-alignment of the leadership in the Company’s sales and marketing department. The charge included a severance accrual of $102,000 and an executive recruiter fee of $36,000.

The Company generated an operating loss of $696 for the year ended June 30, 2008 compared to operating income of $727,305 for the year ended June 30, 2007. The decrease in operating income is a result of the increase in S, G & A and as noted above.

The Company generated income before tax of $85,019 for the year ended June 30, 2008 versus a pre-tax income of $805,880 for the year ended June 30, 2007. The decrease of the income before tax is a result of the lower operating income (discussed above) offset with the higher interest income (result of higher cash balances throughout the year).

The Company reported diluted earnings per share of $0.01 for the year ended June 30, 2008 versus diluted earnings per share of $0.06 for the year ended June 30, 2007. The decrease of the earnings per share is a result of the lower net income (discussed above).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was enhanced in March 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. In August 2008, the U.S. House of Representative and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company. The Company estimates that there are an estimated 2 billion used syringes disposed of in the United States outside of the hospital setting. Additionally, the Company estimates that it would require 30 – 40 million Sharps Disposal by Mail System® products to properly disposal of all such disposed syringes, which would equate to a $1 billion small quantity generator market opportunity. Based upon the current level of sales, the Company estimates that this $1 billion market has only been penetrated by approximately 1% or less.

The Company continues to develop new products for its Sharps Disposal by Mail System® and Sharps SureTemp Tote® product lines. The Company is also developing products designed to facilitate the proper and cost effective disposal of unused medications. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing efforts and (iii) the Company’s leadership position in the development and sale of products designed to properly and cost effectively disposal of small quantities of medical waste.

Demand for the Company’s primary product, the Sharps Disposal by Mail System®, which facilitates the proper and cost-effective disposal of medical waste including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin (referred to as “sharps”), has been growing rapidly in the small quantity generator sector because of its mail-back convenience and unique data tracking feature. In addition, targeted opportunities continue to expand as a result of , (i) legislation mandating the proper disposal of sharps, (ii) the growing awareness of the need to properly handle sharps medical waste for safety and environmental concerns, (iii) the significant increase in self-injectable medications and (iv) the changing paradigm in the healthcare industry.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $98,933 to $2,035,219 at June 30, 2008 from $2,134,152 at June 30, 2007. The decrease in cash and cash equivalents is primarily a result of additions to property and equipment of $610,467, purchase of and improvements to treatment facility of $491,900, additions to intangible assets of $76,174 and payment on capital lease obligations of $1,809. The decrease was partially offset by cash generated from operations of $517,401, plus proceeds from the exercise of stock options of $554,389.

Accounts receivable decreased by $146,756 to $1,183,975 at June 30, 2008 from $1,330,731 at June 30, 2007. The decrease is a direct result of the decrease in billings generated by the Company for the quarter ended June 30, 2008 versus the quarter ended June 30, 2007 of $935,827.

Inventory increased by $216,856 to $580,861 at June 30, 2008 from $364,005 at June 30, 2007. The increase in inventory is attributable to purchases necessary to facilitate an upcoming pharmaceutical manufacturing market order, a recent bulk purchase of Sharps Secure® products manufactured overseas and additional stock needed for the 2008 flu shot season.

Property and equipment increased by $785,090 to $1,375,657 at June 30, 2008 from $590,567 at June 30, 2007. This increase is attributable to capital expenditures of $1,102,366, partially offset by depreciation expense of $245,139 and rent abatement of $72,137 (reduction in property and equipment recorded in conjunction with the purchase of the previously leased treatment facility in Carthage, Texas). The capital expenditures are attributable to the purchase of, (i) treatment facility and land of $350,000 (ii) custom software programming of $106,999 (iii) new system software and implementation of $263,073, (iv) treatment facility improvements of $141,900, (v) warehouse/operations-related equipment $124,371, (vi) molds, dies and printing plates for production of $73,422, (vii) computer equipment of $37,855 and (viii) office furniture and equipment of $4,747. The custom software program was related to enhancements to the Company’s proprietary Sharps Tracer ™ system and to the Company’s website. The new system and implementation was incurred to upgrade the Company’s financial and operations system. The warehouse/operations-related equipment was related to equipment necessary to accommodate the in-house assembly of the Company’s products, automation and racking for additional warehouse space. The treatment facility improvements are related to pre-installation capital expenditures related to the autoclave technology and general facility improvements. The molds and printing plates were procured for development of new product and additional production capacity. The computer equipment was purchased to facilitate the upgrade of outdated equipment and growth needs.

Accrued liabilities decreased by $180,880 to $432,971 at June 30, 2008 from $613,851 at June 30, 2007. The decrease is a result of timing in the receipt of invoices for product received.

Stockholder’s equity increased by $716,411 from $2,169,125 to $2,885,536. This increase is attributable to (i) net income for the twelve months ended June 30, 2008 of $81,573 and (ii) the effect of stock options to purchase 581,730 common stock exercised with proceeds of $554,389 (average exercise price of $0.95), (iii) the effect on equity (credit) of SFAS 123R expense of $70,823 and (iv) the excess tax benefits from stock-based award activity of $9,626.

Disposal Facility

In January 2008, Company purchased its previously leased disposal facility in Carthage, Texas. The purchase included an incinerator with a maximum capacity of thirty (30) tons per day, a 12,000 square foot building and 4.5 acres of land. The Company incinerator is currently permitted at a capacity of eleven (11) tons per day.

Additionally, the Company has executed a purchase order for a state-of-the-art autoclave system and technology capable of treating up to seven (7) tons per day of medical waste at the same facility. Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens. An autoclave is environmentally cleaner and is a less costly method of treating most medical waste versus traditional incineration. The autoclave is expected to be placed in service by December 31, 2008.

With the addition of the autoclave, the Company believes it will own one of only approximately ten (10) permitted commercial disposal facilities in the country capable of treating all types of medical waste.

The total cost of the treatment facility purchase, addition of the autoclave technology and other planned improvements at the Carthage, Texas facility is estimated to be approximately $900,000 with $458,818 incurred to date. The remainder (which consists primarily of the autoclave equipment) is expected to be incurred by December 31, 2008 consistent with the date the autoclave will be permitted and placed in service.

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published. The Company has studied the amended EPA Clean Air Act and its options, and has decided in the interim to move forward with the process of adding alternative technology, autoclaving, for medical waste disposal with plans to be fully operational by December 31, 2008 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The Company has not yet decided if and when it will incur the additional capital expenditures needed in order to meet the new regulations. The additional capital expenditures are estimated at approximately $1.4 million and would increase its permitted incineration capacity from eleven (11) tons per day to thirty (30) tons per day. Should the Company incur such additional capital expenditures, it would do so subsequent to the development and launching of a business plan designed to generate significant incremental and new revenue stream from third party medical waste services.

New Operating and Accounting System

The Company has recently implemented a project to replace and upgrade its integrated operations and accounting system. The Company’s existing system is approximately five (5) years old. The total cost of the project (including software, hardware, enhancements, and customization and implementation fees) is estimated at $300,000 with $247,309 paid through June 30, 2008. The remainder is expected to be incurred during the first half of fiscal year 2009. The new system is expected to be placed in service by December 31, 2008.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit will be sufficient to fund operations and capital expenditures for the twelve months ending June 30, 2009.

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years. However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal 2009 and beyond.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly information for 2008 and 2007. We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

	Quarter Ended
	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Total revenues	$2,990,884	$3,181,777	$2,896,651	$2,899,704
Cost of revenues	$1,693,588	$1,819,800	$1,681,437	$1,747,742
Operating income (loss)	$298,662	$392,378	$69,293	$(33,027)
Net income (loss)	$291,588	$421,196	$81,970	$(10,054)
Net income (loss) per share	$0.03	$0.04	$0.01	$0.00
Weighted average shares - diluted	10,991,339	11,576,162	13,395,644	11,894,855

	Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008		June 30, 2008
Total revenues	$3,391,112	$3,750,802		$2,927,700	$2,771,297
Cost of revenues	$1,957,735	$2,145,468		$1,786,892	$1,835,826
Operating income (loss)	$220,299	$354,368		$(103,325)	$(472,038)
Net income (loss)	$241,604	$379,904		$(83,589)	$(456,346)
Net income (loss) per share	$0.02	$0.03	$	(0.01)	$(0.04)
Weighted average shares - diluted	13,535,520	13,494,251		12,478,315	12,561,337

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

Uncertain Tax Positions: The Company adopted the provisions of FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, - an interpretation of FASB Statement No. 109, effective July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of income (loss). Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States – fiscal years ended June 2004, 2005, 2006 and 2007
•	State of Texas – fiscal years ended June 2004, 2005, 2006 and 2007

Stock-Based Compensation: The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expense, included in general and administrative expenses in the Company’s consolidated statement of operations for the years ended June 30, 2008 and June 30, 2007, was $70,823 and $5,162 respectively. SFAS No. 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing as financing cash flows. The Company included $9,626 and $0 excess tax benefits in our cash flows from financing activities for the years ended June 30, 2008 and June 30, 2007, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective July 1, 2008 and the adoption of the standard did not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS 159 effective July 1, 2008 and the adoption of the standard did not have a material impact on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as the Company is a small business issuer, in accordance with Section 12(b)-2 of the Act.

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report and are referenced as pages F-1 to F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the quarter ended June 30, 2008, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Company’s management believes that, as of June 30, 2008, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

The information required by this item is not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission (“SEC”) relating to its Annual Meeting of Stockholders to be held on November 21, 2008.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee is comprised of certain Directors who are not employees of the Company or any of its subsidiaries.  Messrs. Zerrillo (Chairman), Parker and Grow are the current members of the Audit Committee.  The Audit Committee meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls.  The independent auditors have unrestricted access to the Audit Committee and vice versa.

The Company’s Board has determined that Mr. Parker is an independent director who qualifies as an audit committee accounting expert, as that term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended.

The Company’s Board adopted a Code of Ethics for all of our directors, officers and employees, as defined in Item 406 under the Securities Act of 1933, as amended.  The Company’s Code of Ethics was previously an exhibit to the Annual Report on Form 10-K.  Individuals may also request a free copy of the Company’s Code of Ethics from the Company’s investor relations department. Additionally, the Company posted its Code of Ethics on its website (www.sharpsinc.com). The Company intends to disclose any amendments to, or waivers from, the provisions of its Code of Ethics within four business days of the amendment or waiver within Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, within 120 days, relating to its Annual Meeting of Stockholders to be held on November 21, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, within 120 days, relating to its Annual Meeting of Stockholders to be held on November 21, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, within 120 days, relating to its Annual Meeting of Stockholders to be held on November 21, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, within 120 days, relating to its Annual Meeting of Stockholders to be held on November 21, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.9	Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated June 21, 2004.
10.10	Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated August 19,2005.
10.11	Credit Agreement dated March 27,2006, by and between Sharps compliance Corp. and JPMorgan Chase Bank, N.A.
10.12	Line of Credit Note dated March 27, 2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A.
10.13	Security Agreement dated March 27, 2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A.
10.14	Lease Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd.
10.15	Lease Termination Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby I & II, Ltd.
10.16	Amendment to Credit Agreement dated February 5, 2007, by and between Sharps compliance Corp. and, JPMorgan Chase Bank , N.A.
10.17	Line of Credit Note dated February 5, 2007, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A.
10.18	Offer Letter between Sharps Compliance Corp., and David C. Mayfield dated March 15, 2007.
10.19	Form of restricted stock award agreement dated July 2, 2007.
10.20	Letter Agreement by and between Sharps Compliance Corp. and David C. Mayfield dated April 10, 2007 (filed herewith).
10.21	Letter Agreement by and between Sharps Compliance Corp. and Claude A. Dance dated December 26, 2007.
10.22	Letter Agreement by and between Sharps Compliance Corp. and Al Aladwani dated April 24, 2008.
10.23	Form of restricted stock award agreement dated June 9, 2008.
14.1	Sharps Compliance Corp. Code of Ethics.
16.1	Letter regarding changes in Certifying Accountant to Arthur Andersen LLP, dated April 22, 1998 (incorporated by reference from Exhibit 16.1 to Form 8-K, dated April 22, 1998).
16.2	Letter regarding changes in Certifying Accountant to Mann Frankfort Stein & Lipp CPAs L.L.P. (incorporated by reference from Exhibit 16.1 to Form 8-K, dated January 11, 2002).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: SHARPS COMPLIANCE CORP.

Dated: September 29, 2008	By:	/s/ BURTON J. KUNIK
Dr. Burton J. Kunik
Chairman of the Board,
Chief Executive Officer and President

	By:	/s/ DAVID P. TUSA
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
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 included in the accompanying annual report on Form 10-K and, accordingly we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective July 1, 2007.

/s/ UHY LLP

Houston, Texas September 26, 2008

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,035,219	$2,134,152
Restricted cash	10,010	10,010
Accounts receivable, net of allowance for doubtful accounts of $15,301 and 15,793, respectively	1,183,975	1,330,731
Inventory	580,861	364,005
Prepaid and other current assets	359,894	186,101
TOTAL CURRENT ASSETS	4,169,959	4,024,999

PROPERTY AND EQUIPMENT	1,375,657	590,567

INTANGIBLE ASSETS, net of accumulated amortization of $140,801 and $120,327, respectively	130,702	75,002

TOTAL ASSETS	$5,676,318	$4,690,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$778,423	$557,302
Accrued liabilities	432,971	613,851
Deferred revenue	1,063,016	883,678
Current maturities of capital lease obligations	-	1,809
TOTAL CURRENT LIABILITIES	2,274,410	2,056,640

LONG-TERM DEFERRED REVENUE	516,372	392,803

RENT ABATEMENT	-	72,000

TOTAL LIABILITIES	2,790,782	2,521,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 12,580,183 and 11,998,453 shares issued and outstanding, respectively	125,802	119,985
Additional paid-in capital	9,225,342	8,596,321
Accumulated deficit	(6,465,608)	(6,547,181)
TOTAL STOCKHOLDERS’ EQUITY	2,885,536	2,169,125

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,676,318	$4,690,568

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2008	2007
REVENUES
Product	$12,441,075	$11,603,434
Environmental and other services	399,836	352,582
TOTAL REVENUES	12,840,911	11,956,016

COSTS AND EXPENSES
Cost of revenues	7,725,921	6,942,567
Selling, general and administrative	4,782,532	3,945,642
Special charge	67,541	138,000
Depreciation and amortization	265,613	202,502
TOTAL COSTS AND EXPENSES	12,841,607	11,228,711

OPERATING INCOME (LOSS)	(696)	727,305

OTHER INCOME (EXPENSE)
Interest income	85,259	50,680
Interest expense	(44)	(4,605)
Other income	500	32,500
TOTAL OTHER INCOME (EXPENSE)	85,715	78,575

INCOME BEFORE INCOME TAXES NET INCOME)	85,019	805,880

INCOME TAXES	(3,446)	(21,180)

NET INCOME	$81,573	$784,700

NET INCOME PER COMMON SHARE
Basic	$0.01	$0 .07

Diluted	$0.01	$0.06

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE
Basic	12,313,160	11,161,367
Diluted	13,540,381	12,338,047

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balances, July 1, 2006	10,551,310	105,513	7,478,268	(7,331,881)	251,900

Exercise of stock options	1,443,060	14,431	1,100,601	-	1,115,032

Stock-based compensation and other	4,083	41	17,452	-	17,493

Net income	-	-	-	784,700	784,700

Balances, June 30, 2007	11,998,453	$119,985	$8,596,321	$(6,547,181)	$2,169,125

Exercise of stock options	581,730	5,817	548,572	-	554,389

Stock-based compensation	-	-	70,823	-	70,823
Excess tax benefits from stock-based award activity	-	-	9,626	-	9,626

Net income	-	-	-	81,573	81,573

Balances, June 30, 2008	12,580,183	$125,802	$9,225,342	$(6,465,608)	$2,885,536

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,573	$784,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,613	202,502
Stock based compensation expense	70,823	17,493
Excess tax benefits from stock-based award activity	(9,626)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	116,941	(395,448)
Increase in inventory	(216,856)	(38,317)
Increase in prepaid and other assets	(143,978)	(97,753)
Increase (decrease) in accounts payable and accrued liabilities	50,004	385,352
Increase in deferred revenue	302,907	238,149
NET CASH PROVIDED BY OPERATING ACTIVITIES	517,401	1,096,678

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(610,466)	(316,160)
Purchase of treatment facility	(350,000)	-
Improvements to treatment facility	(141,900)	-
Intangible Assets	(76,174)	(18,097)
NET CASH USED IN INVESTING ACTIVITIES	(1,178,540)	(334,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	(1,809)	(40,260)
Excess tax benefits from stock-based award activity	9,626	-
Proceeds from exercise of stock options	554,389	1,115,032
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	562,206	1,074,772

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,933)	1,837,193

CASH AND CASH EQUIVALENTS, beginning of year	2,134,152	296,959

CASH AND CASH EQUIVALENTS, end of year	$2,035,219	$2,134,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$44	$4,602

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

Concentration of Customers: Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the year ended June 30, 2008, four customers represented approximately 38% of revenues. Those same four customers represented approximately 34%, or $402,723 of the total accounts receivable balance at June 30, 2008. For the year ended June 30, 2007, four customers represented approximately 40% of revenues. Those same four customers represented approximately 46%, or $614,120 of the total accounts receivable balance at June 30, 2007. The Company may be adversely affected by its dependence on a limited number of high volume customers. Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its products and (iii) the continued diversification of the Company’s products and services into additional markets outside of its traditional Healthcare customer base.

Currently, the majority of Sharps transportation is sourced with the United States Post Office (“USPS”), which consists of delivering the Sharps Disposal by Mail System® from the end user to the Company’s leased incineration facility. The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s Sharps Disposal by Mail System® products from the end user (non-healthcare facility) to the Company’s leased incineration facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by (i) the new arrangement with UPS and (ii) the long-standing business relationship with the USPS.

Liquidity: Sharps has been profitable for three years. Prior to fiscal year 2006, the Company had a history of operating losses. The future success of Sharps is dependent upon many factors, including continued legislation, acceptability of Sharps’ products as value-added and cost effective, environmental regulation, continuity and growth of its customer base, successful completion of its product development activities and the identification and penetration of additional markets for its products and services. Management believes that the Company’s current financial resources, including cash on hand and its line of credit with JPMorgan Chase Bank, N.A., along with cash flow from operations, will be sufficient to fund operations through fiscal year 2009.

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
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable: Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company has a history of minimal uncollectible accounts.

Inventory: Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method. At June 30, 2008 total inventory was $580,861 of which $393,648 was finished goods and $187,213 was raw materials. At June 30, 2007 total inventory was $364,005 of which $179,193 was finished goods and $184,812 was raw materials.

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period. During the years ended June 30, 2008 and 2007, the Company recorded depreciation expense of $245,139 and $198,980, respectively.

Intangible Assets: Intangible assets consist of, (i) permit costs related to the Company’s leased incineration facility in Carthage, Texas, (ii) three patents, two acquired in June 1998 and one in November 2003 and (iii) defense costs related to certain existing patents. The permit costs are being amortized over the remaining initial term of the corresponding incinerator lease. The one patent acquired in November 2003 is being amortized over its estimated useful life of seventeen years. During the years ended June 30, 2008 and 2007, the Company recorded amortization expense of $20,474 and $3,522, respectively. Accumulated amortization at June 30, 2008 and 2007 was $140,801 and $120,327, respectively. Future amortization for intangible assets is as follows: $24,949, $24,949, $24,949, $24,949, $10,556 and $20,350 for the years ending June 30, 2009, 2010, 2011, 2012, 2013 and thereafter, respectively, for a total amortization of $130,702.

Stock-Based Compensation: The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expense, included in general and administrative expenses in the Company’s consolidated statement of operations for the years ended June 30, 2008 and June 30, 2007, was $70,823 and $5,162 respectively. SFAS No. 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing as financing cash flows. The Company included $9,626 and $0 excess tax benefits in our cash flows from financing activities for the years ended June 30, 2008 and June 30, 2007, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the year ended June 30, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2008	2007
Risk-free interest rate	3.3%	4.9%
Expected volatility	88%	100%
Expected life (in years)	5.2	3.3
Dividend yield	-	-

For stock-based awards granted on or after July 1, 2006, the Company considers an estimated forfeiture rate for stock option and RSUs based on historical experience and the anticipated forfeiture rates during the future contract life.

Revenue Recognition: The Company complies with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Under SAB No. 104, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as “Mailbacks” and Sharps Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system. The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value. Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility. The Mailback container system is mailed to the incineration facility using the USPS. Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container. Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback and Incinerator revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned. Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

Shipping and Handling Fees and Costs: The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenues.

Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $20,292 and $16,572 for the years ended June 30, 2008 and 2007, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Employee Benefit Plans: In addition to group health related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were $20,700 and $21,575 for the years ended June 30, 2008 and 2007, respectively, and are included in selling and administrative expenses. For purposes of the group health benefit plan, the Company self-insures an amount equal to the excess of the employees’ deductible ($1,000 for individual and $2,000 for family coverage) up to the amount by which the third party insurance coverage begins ($5,000 for individual and $10,000 for family). The amount of liability at June 30, 2008 and 2007 was $3,267 and $3,603, and is included in “Accrued Liabilities”.

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

Financial Instruments: The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at year-end due to their short-term nature.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertain Tax Positions: The Company adopted the provisions of FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, - an interpretation of FASB Statement No. 109, effective July 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statement of income (loss). Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States – fiscal years ended June 2004, 2005, 2006 and 2007
•	State of Texas – fiscal years ended June 2004, 2005, 2006 and 2007

Recent Accounting Pronouncements: In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective July 1, 2008 and the adoption of the standard did not have a material impact on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS 159 effective July 1, 2008 and the adoption of the standard did not have a material impact on its financial position and results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2008 and 2007, property and equipment consisted of the following:

		June 30,
	Useful Life	2008	2007
Furniture and fixtures	3 to 5 years	$62,232	$57,485
Equipment	5 years	515,499	317,706
Manufacturing	15 years	221,636	221,636
Computers and software	3 to 5 years	831,934	614,267
Plant and Equipment	3 to 5 years	667,484	257,721
Land		10,000	-
		2,308,785	1,468,815
Less: accumulated depreciation		933,129	878,248

Net property and equipment		$1,375,657	$590,567

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

Effective February 5, 2007, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 27, 2009, the maturity date of the facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined) plus (ii) 50% of Eligible Inventory (as defined). The Credit Agreement contains affirmative and negative covenants that, among other items, require the Company to maintain a specified tangible net worth and fixed charge coverage ratio. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of June 30, 2008, the borrowing base has been reduced by $13,000 in letters of credit outstanding drawn against the line of credit. As of June 30, 2008 and 2007 respectively, no amounts related to the Credit Agreement were outstanding. Under the Credit Agreement, and based upon the Company’s June 30, 2008 level of accounts receivable and inventory, the amount available to borrow at year end was $1.3 million.

NOTE 5 - INCOME TAXES

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the years ended June 30, 2008 and 2007 are as follows:

	Year Ended June 30,
	2008	2007

Statutory rate	34.0%	34.0%
State income taxes, net	14.1	0.0
Meals and entertainment	25.7	2.8
Change in valuation allowance	(48.5)	(34.6)
Other	(21.2)	.4
	4.1%	2.6%

For the year ended June 30, 2008 state income taxes relate to the Texas Margin Tax. The net operating loss carryforwards and other deferred tax assets are fully reserved in the valuation allowance.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

At June 30, 2008 and 2007, significant components of deferred tax assets and liabilities are approximated as follows:

	June 30,
	2008	2007
Deferred tax assets relating to:
Accounts receivable allowance	$5,202	$5,369
Deferred revenue	536,992	434,004
Stock Compensation	25,859	-
Net operating loss carryforwards and other credits	2,408,947	2,240,228
Total deferred tax assets	2,679,601	2,679,601

Deferred tax liabilities related to:
Depreciation differences	(31,636)	(21,685)
Stock Compensation	-	(1,755)

	2,945,364	2,656,161
Valuation allowance	(2,945,364)	(2,656,161)

Net deferred tax asset (liabilities)	$-	$-

At June 30, 2008, the Company had net operating loss carryforwards for income tax purposes of approximately $9.4 million. The carryforwards will begin to expire in 2009 if not otherwise used. There is a limitation under the Internal Revenue Code Section 382 on the Company’s net operating losses generated prior to 1998. This limitation will cause $2.8 million of losses to expire unused. Therefore, only $6.6 million of the Company’s net operating loss carryforwards are available for use in future years.

It should be noted that $1.0 million of the deferred tax asset (and valuation allowance) related to net operating losses is a result of the exercise of non-qualified stock options. If and when these net operating losses are utilized the benefit will be recorded to additional paid in capital.

With the exception of the last three years, the Company had a history of losses and therefore a valuation allowance has been established to fully offset the Company’s deferred tax assets.

NOTE 6 - STOCK TRANSACTIONS

During the year ended June 30, 2008, stock options to purchase 581,730 of common shares were exercised. Total proceeds to the Company were $554,389 (average price of $0.95 per share). During the year ended June 30, 2007, stock options to purchase 1,443,060 of common shares were exercised. Total proceeds to the Company were $1,115,032 (average price of $0.77 per share).

NOTE 7 - STOCK OPTIONS

The Company sponsors a Stock Plan (the “Plan”) covering employees, consultants and non-employee directors. The Plan, as amended, provides for the granting of options to purchase up to 3,500,000 shares of the Company’s common stock of which 1,482,600 are outstanding as of June 30, 2008. The Company also has issued 637,500 non-Plan options to purchase common stock of which 275,000 are outstanding as of June 30, 2008. Options granted generally vest over a period of three years and expire seven years after the date of grant.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

The following summary of activity for all stock options during the years ended June 30, 2008 and 2007 is presented in the table below:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance, July 1, 2006	3,703,890	$0.88
Granted	125,000	$3.21
Exercised	(1,443,060)	$0.77
Forfeited or Canceled	(177,500)	$1.24

Balance, June 30, 2007	2,208,330	$1.06
Granted	140,000	$2.65
Exercised	(581,730)	$0.95
Forfeited or Canceled	(110,000)	$3.02

Balance, June 30, 2008	1,656,600	$1.10	(1)

Exercisable at June 30, 2008	1,508,266	$0.94	(1)

(1)	Excludes 101,000 shares of Restricted Stock.

As of June 30, 2008 and 2007, there were 224,444 and 360,444 options, respectively, available for grant under the Plan.

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding
		Weighted
		Average	Weighted
Range of	Outstanding	Remaining	Average
Exercise	as of	Life	Exercise
Price	June 30, 2008	(in Years)	Price

$0.50 - $1.00	1,106,600	3.10	0.82
$1.01 - $1.50	280,000	1.24	1.09
$1.51 - $2.00	110,000	0.82	1.53
$2.01 - $3.50	160,000	6.52	2.76

	1,656,600	3.34	$1.10

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2008:

	Options Outstanding And Exercisable
		Weighted
		Average	Weighted
Range of	Outstanding	Remaining	Average
Exercise	as of	Life	Exercise
Price	June 30, 2007	(in Years)	Price

$0.50 - $1.00	1,106,600	3.10	$0.82
$1.01 - $1.50	280,000	1.24	1.09
$1.51 - $2.00	110,000	0.82	1.53
$2.01 - $3.50	11,666	5.75	3.33

	1,508,266	2.61	$0.94

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases: Sharps currently leases 23,760 square feet of rentable (office and warehouse) space in Houston, Texas. The lease period commenced on March 1, 2007 and will expire on February 28, 2012. The lease was amended as of December 12, 2007 to expand the rentable square feet from 18,231 to 23,760 effective January 1, 2008. Rent expense for the years ended June 30, 2008 and 2007 was $316,787 and $229,293, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2008 are as follows:

Year Ending June 30,
2009	$294,796
2010	294,796
2011	285,772
2012	71,443

$946,807

Former Employee Matters:

Ronald E. Pierce Matter
On July 15, 2008, the Company received a demand for arbitration from Ronald E. Pierce related to a June 2004 issue summarized below:

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

The claim amount under the July 15, 2008 demand for arbitration is $300,001.

On July 18, 2008, the Company responded to the July 15, 2008 request for Arbitration from Mr. Pierce. In its response, the Company advised that the request for arbitration was filed more than four (4) years from the date upon which Pierce knew, or should have known, of any alleged breach of contract. Accordingly, the Company will not agree to arbitrate a time barred claim.

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

The Company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of Management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.