Form 10-Q
period 2008-09-30
SHARPS COMPLIANCE CORP
filed 2008-11-14
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

(713) 432-0300
(Issuer’s telephone number)

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2008, there were 12,841,280 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,547,276	$2,035,219
Restricted cash	-	10,010
Accounts receivable, net of allowance for doubtful accounts of $15,308 and $15,301, respectively	1,870,881	1,183,975
Inventory	569,754	580,861
Prepaid and other assets	282,504	359,894
TOTAL CURRENT ASSETS	5,270,415	4,169,959

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,003,180 and $933,129, respectively	1,547,498	1,375,657

INTANGIBLE ASSETS, net of accumulated amortization of $147,130 and $140,801, respectively	141,121	130,702

TOTAL ASSETS	$6,959,034	$5,676,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,004,492	$778,423
Accrued liabilities	360,743	432,971
Deferred revenue	1,219,736	1,063,016
TOTAL CURRENT LIABILITIES	2,584,971	2,274,410

LONG-TERM DEFERRED REVENUE	676,626	516,372

TOTAL LIABILITIES	3,261,597	2,790,782

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 12,791,280 and 12,580,183 shares issued and outstanding, respectively	127,914	125,802
Additional paid-in capital	9,429,790	9,225,342
Accumulated deficit	(5,860,267)	(6,465,608)
TOTAL STOCKHOLDERS’ EQUITY	3,697,437	2,885,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,959,034	$5,676,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
REVENUES
Product	$4,179,452	$3,289,503
Environmental and other services	90,084	101,609
TOTAL REVENUES	4,269,536	3,391,112

COSTS AND EXPENSES
Cost of revenues	2,420,360	1,957,735
Selling, general and administrative	1,162,954	1,155,381
Depreciation and amortization	76,380	57,697
TOTAL COSTS AND EXPENSES	3,659,694	3,170,813

OPERATING INCOME	609,842	220,299

OTHER INCOME (EXPENSE)
Interest income	12,071	26,340
Interest expense	-	(38)
Other income	2,800	-
TOTAL OTHER INCOME	14,871	26,302

INCOME BEFORE INCOME TAXES	624,713	246,601

INCOME TAXES	(19,372)	(4,997)

NET INCOME	$605,341	$241,604

NET INCOME PER COMMON SHARE
Basic	$0.05	$0.02

Diluted	$0.04	$0.02

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

Basic	12,662,408	12,061,734
Diluted	13,703,683	13,535,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$605,341	$241,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,380	57,697
Stock based compensation expense	37,063	29,460
Excess tax benefits from stock-based award activity	(8,276)	-
Changes in operating assets and liabilities:
Decrease in restricted cash	10,010	-
Increase in accounts receivable	(686,906)	(178,589)
Decrease (increase) in inventory	11,107	(180,011)
Decrease in prepaid and other assets	77,390	14,240
Increase (decrease) in accounts payable and accrued liabilities	162,117	(37,267)
Increase in deferred revenue	316,974	120,889
NET CASH PROVIDED BY OPERATING ACTIVITIES	601,200	68,023

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(241,892)	(75,971)
Purchase of intangible assets	(16,748)	(8,903)
NET CASH USED IN INVESTING ACTIVITIES	(258,640)	(84,874)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	-	(1,344)
Excess tax benefits from stock-based award activity	8,276	-
Proceeds from exercise of stock options	161,221	122,240
NET CASH PROVIDED BY FINANCING ACTIVITIES	161,222	120,896

NET INCREASE IN CASH AND CASH EQUIVALENTS	512,057	104,045

CASH AND CASH EQUIVALENTS, beginning of period	2,035,219	2,134,152

CASH AND CASH EQUIVALENTS, end of period	$2,547,276	$2,238,197

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2008 and the results of its operations and cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements; SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The FASB announced a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. In February, 2008, FASB issued FASB Staff Position No. FAS 157-2. This FSP defers the effective date of Statement 157 for non-financial liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 effective July 1, 2008, except for non financial assets and liabilities as permitted by FSP SFAS 157-2, and the adoption of such statement did not have a significant impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS 159 effective July 1, 2008. The Company elected to not fair value any additional financial instruments and thus the adoption of the standard did not have a material impact on its financial position and results of operations.

NOTE 5 - INCOME TAXES

During the three months ended September 30, 2008 the Company recorded a provision of $11,660 for estimated Alternative Minimum Tax (“AMT”). During the three months ended September 30, 2007 the Company recorded a provision of $4,997 for the AMT. For federal income tax purposes the Company is in an Alternative Minimum Tax (“AMT”) situation.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

The Company maintains a Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million Line of Credit Facility the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. As of September 30, 2008 and June 30, 2008 respectively, no amounts related to the Credit Agreement were outstanding. Under the Credit Agreement and based upon the Company’s September 30, 2008 level of accounts receivable and inventory, the amount available to borrow at quarter end was $1.9 million.

NOTE 7 – STOCK-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Share-based compensation expense, included in general and administrative expenses in the Company’s consolidated statements of income for the three months ended September 30, 2008 and 2007, was $37,063 and $29,460 respectively. SFAS No. 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing as financing cash flows. The Company included $8,276 excess tax benefits in its cash flows from financing activities for the three months ended September 30, 2008. No amounts were included in cash flows from financing activities for the three months ended September 30, 2007 relating to excess tax benefits.

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

	Three Months Ended September 30,
	2008	2007
	(Unaudited)

Net income, as reported	$605,341	$241,604

Weighted average common shares outstanding	12,662,408	12,061,734
Effect of Dilutive stock options	1,041,275	1,473,786
Weighted average diluted common shares outstanding	13,703,683	13,535,520

Net income per common share
Basic	$0.05	$0.02

Diluted	$0.04	$0.02

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	60,000	110,000

NOTE 9 - STOCK TRANSACTIONS

During the quarter ended September 30, 2008, stock options to purchase 194,600 of common shares were exercised. Total proceeds to the Company were $161,221 (average price of $0.83 per share). During the quarter ended September 30, 2007 stock options to purchase 156,730 of common shares were exercised. Total proceeds to the Company were $122,240 (average price of $0.78 per share).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to Sharps that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate” and “intend” and words or phrases of similar import, as they relate to Sharps or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

The Company’s primary products include Sharps Disposal by Mail System®, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, RxTakeAway™, 18 gallon Medical Professional Sharps Disposal by Mail System®, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting. Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste. Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2008 and 2007.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):

	Three Months Ended September 30,
	2008	2007
Net revenues	100%	100%
Costs and expenses:
Cost of revenues	(57)%	(58)%
Selling, general and administrative	(27)%	(34)%
Depreciation and amortization	(2)%	(2)%
Total operating expenses	(86)%	(94)%
Income from operations	14%	6%
Total other income (expense)	0%	1%
Net income	14%	7%

THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Total revenues for the three months ended September 30, 2008 of $4,269,536 increased by $878,424, or 26%, over the total revenues for the three months ended September 30, 2007 of $3,391,112. Customer billings by market are as follows:

	Three Months Ended September 30,
	2008	2007	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Billings by Market:
Health Care	$1,906,697	$1,919,264	$(12,567)
Pharmaceutical	874,614	7,185	867,429
Retail	840,762	685,436	155,326
Professional	248,441	171,184	77,257
Hospitality	209,453	363,235	(153,782)
Commercial/Industrial	184,499	116,109	68,390
Agriculture	174,011	93,304	80,707
Protec	130,353	125,270	5,083
Government	55,150	56,061	(911)
Other	38,154	49,202	(11,048)
Subtotal	4,662,134	3,586,250	1,075,884
GAAP Adjustment*	(392,598)	(195,138)	(197,460)
Revenue Reported	$4,269,536	$3,391,112	$878,424

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($867,429), Retail ($155,326), Agriculture ($80,707), Professional ($77,257), Commercial/Industrial ($68,390), and Protec ($5,083) markets. These increases were partially offset by decreased billings in the Hospitality ($153,782), Health Care ($12,567), Other ($11,048), and Government ($911) markets. The increase in the Pharmaceutical market is led by the renewal of the Company’s first contract with a top ten pharmaceutical manufacturer which added $683,280 of billings for the first quarter along with $63,525 and $50,000 related to billings for two new patient support programs and $61,215 of billings to a manufacturer of flu vaccines. The increase in the Retail market is a result of the strong flu shot business whereby the Company’s flagship Sharps Disposal By Mail System® products are used in the retail setting to collect and properly dispose syringes used to administer flu shots. The increase in the Agriculture market is primarily attributable to increased demand of the Sharps Disposal by Mail System® by a customer who provides the product to facilitate the injection of dairy cattle. The increase in the Professional and Commercial/Industrial markets is being driven by higher demand for the Company’s products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). The decrease in the Hospitality market is primarily attributable to an increase in demand of Biohazard Spill Clean-Up Kits in the quarter ended September 30, 2007.

Cost of revenues for the three months ended September 30, 2008 of $2,420,360 was 57% of revenues. Cost of revenues for the three months ended September 30, 2007 of $1,957,735 was 58% of revenue. Gross margin was negatively impacted during the quarter ended September 30, 2008 by approximately $200 thousand due to excess air freight shipping costs that were incurred to address supply and manufacturing issues associated with the Company’s Pitch-It IV Poles. These issues were consequently resolved in August of 2008. Excluding the $200 thousand in excess air freight shipping costs, the gross margin for the quarter ended September 30, 2008 was 48%.

Selling, general and administrative (“S, G & A”) expenses for the three months ended September 30, 2008 of $1,162,954, increased by $7,573, from S, G & A expenses for the three months ended September 30, 2007.

The Company generated operating income of $609,842 for the three months ended September 30, 2008 compared to $220,299 for the three months ended September 30, 2007. The increase in operating income is a result of a 26% increase in revenues while S, G & A remained flat (i.e. operating leverage).

The Company generated income before tax of $624,713 for the three months ended September 30, 2008 versus a pre-tax income of $246,601 for the three months ended September 30, 2007. The increase in income before tax is a result of higher operating income (discussed above).

The Company reported diluted earnings per share of $0.04 for the three months ended September 30, 2008 versus diluted earnings per share of $0.02 for the three months ended September 30, 2007. The increase in diluted earnings per share is a result of a higher net income (discussed above).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.). This education process was enhanced in March 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm). Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. In August 2008, the U.S. House of Representative and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company. The Company estimates that there are an estimated 2 - 3 billion used syringes disposed of in the United States outside of the hospital setting. Additionally, the Company estimates that it would require 30 – 40 million Sharps Disposal by Mail System® products to properly dispose of all such syringes, which would equate to a $1 billion small quantity generator market opportunity. Based upon the current level of sales, the Company estimates that this $1 billion market has only been penetrated by approximately 1% or less.

The Company continues to develop new products for its Sharps Disposal by Mail System®, including the new RxTakeAway™ and 18 gallon Medical Professional Sharps Disposal by Mail System®, and Sharps SureTemp Tote® product lines. The Company is also developing products designed to facilitate the proper and cost effective disposal of unused medications. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing efforts and (iii) the Company’s leadership position in the development and sale of products designed to properly and cost effectively dispose of small quantities of medical waste.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $512,057 to $2,547,276 at September 30, 2008 from $2,035,219 at June 30, 2008. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $601,200 plus proceeds from the exercise of stock options of $161,221, partially offset by additions to property and equipment and intangible assets of $258,640.

Accounts receivable increased by $686,906 to $1,870,881 at September 30, 2008 from $1,183,975 at June 30, 2008. The increase is a direct result of the increase in billings generated by the Company for the quarter ended September 30, 2008 versus the quarter ended June 30, 2008.

Property and equipment increased by $171,841 to $1,547,498 at September 30, 2008 from $1,375,657 at June 30, 2008 due to capital expenditures of $241,892 partially offset by depreciation expense of $70,051. The capital expenditures are attributable primarily to the purchase of, (i) treatment facility improvements of $102,801 (ii) Autoclave permitting costs of $49,636, (iii) warehouse/operations-related equipment of $45,928, (iv) molds, dies and printing plates for production of $21,754, (v) new system software and implementation of $11,879, and (vi) custom software programming of $7,386. The treatment facility improvements are related to pre-installation capital expenditures related to the autoclave technology and general facility improvements. The warehouse/operations-related equipment was related to equipment necessary to accommodate the automation of in-house assembly of the Company’s products. The molds and printing plates were procured for development of new product and additional production capacity.

Accounts payable increased by $226,069 to $1,004,492 at September 30, 2008 from $778,423 at June 30, 2008. The increase is a result in the timing of payments for product purchased and capital expenditures.

Accrued liabilities decreased by $72,228 to $360,743 at September 30, 2008 from $432,971 at June 30, 2008. The decrease is a result of timing in the receipt of invoices for product received.

Stockholder’s equity increased by $811,901 from $2,885,536 to $3,697,437. This increase is attributable to, (i) net income for the three months ended September 30, 2008 of $605,341 and (ii) the effect of stock options to purchase 194,600 common stock exercised with proceeds of $161,221 (average exercise price of $0.83), (iii) the effect on equity (credit) of SFAS 123R expense of $37,063 and (iv) the excess tax benefits from stock-based award activity of $8,276.

On October 27, 2008, the Company appointed John R. Grow as its new President and Chief Operating Officer.  In conjunction with this appointment, Mr. Grow received a grant of 300,000 restricted shares of unregistered Company common stock (i.e., issued outside of the Company’s 1993 Stock Plan).  The Company expects to record non-cash stock-based compensation expense related to this grant as follows: approximately $49,000 and $65,000 during the quarters ended December 31, 2008 and March 31, 2009, respectively, and approximately $70,000 during each quarter, thereafter, until the quarter ended September 30, 2010. Non-cash stock based compensation expense is reflected in the Company’s Statement of Income as a component of S, G & A expense.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit will be sufficient to fund operations for the twelve months ending September 30, 2009.

Disposal Facility

In January 2008, Company purchased its previously leased disposal facility in Carthage, Texas. The purchase included an incinerator with a maximum capacity of thirty (30) tons per day, a 12,000 square foot building and 4.5 acres of land. The Company incinerator is currently permitted at a capacity of eleven (11) tons per day.

Additionally, the Company has executed a purchase order for a state-of-the-art autoclave system and technology capable of treating up to seven (7) tons per day of medical waste at the same facility. Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens. An autoclave is environmentally cleaner and is a less costly method of treating most medical waste versus traditional incineration. The autoclave is expected to be placed in service during the quarter ended March 31, 2009.

With the addition of the autoclave, the Company believes it will own one of only approximately ten (10) permitted commercial disposal facilities in the country capable of treating all types of medical waste.

The total cost of (i) the treatment facility purchase, (ii) addition of the autoclave technology and (iii) facility improvements is estimated to be approximately $1.1 million with $611,255 incurred to date. The remainder (which consists primarily of the autoclave equipment and facility improvements) is expected to be incurred over the six months ended March 31, 2009.

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published. The Company has studied the amended EPA Clean Air Act and its options, and has decided in the interim to move forward with the process of adding alternative technology, autoclaving, for medical waste disposal with plans to be fully operational by March 31, 2009 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The Company has not yet decided if and when it will incur the additional capital expenditures needed in order to meet the new regulations. The additional capital expenditures are estimated at approximately $1.4 million and would increase its permitted incineration capacity from eleven (11) tons per day to thirty (30) tons per day. Should the Company incur such additional capital expenditures, it would do so subsequent to the development and launching of a business plan designed to generate significant incremental and new revenue stream from third party medical waste services.

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

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the leased incineration facility located in Carthage, Texas. The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published. The Company has studied the amended EPA Clean Air Act and its options, and has decided in the interim to move forward with the process of adding alternative technology, autoclaving, for medical waste disposal with plans to be fully operational by March 31, 2009 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The Company has not yet decided if and when it will incur the additional capital expenditures needed in order to meet the new regulations. The additional capital expenditures are estimated at approximately $1.4 million and would increase its permitted incineration capacity from eleven (11) tons per day to thirty (30) tons per day. Should the Company incur such additional capital expenditures, it would do so subsequent to the development and launching of a business plan designed to generate significant incremental and new revenue stream from third party medical waste services. See Disposal Facility section above for further information regarding the purchase of the Carthage, Texas facility and addition of autoclave technology.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements; SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The FASB announced a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. In February, 2008, FASB issued FASB Staff Position No. FAS 157-2. This FSP defers the effective date of Statement 157 for non-financial liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 effective July 1, 2008, except for non financial assets and liabilities as permitted by FSP SFAS 157-2, and the adoption of such statement did not have a significant impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company adopted SFAS 159 effective July 1, 2008. The Company elected to not fair value any additional financial instruments and thus the adoption of the standard did not have a material impact on its financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosers About Market Risk

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

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

As of September 30, 2008 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (September 30, 2008).

During the first quarter of the fiscal year 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: November 14, 2008	By:	/s/ Dr. Burton J. Kunik
Chairman of the Board of Directors and
Chief Executive Officer

Dated: November 14, 2008	By:	/s/ David P. Tusa
Executive Vice President,
Chief Financial Officer,
Business Development and
Corporate Secretary