Form 10-Q
period 2008-12-31
SHARPS COMPLIANCE CORP
filed 2009-02-13
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

❒	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________.

Commission File Number:  0-22390
_______________________

SHARPS COMPLIANCE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9220 Kirby Drive, Suite 500, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

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

        As of February 9, 2009, there were 12,921,280 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,064,290	$2,035,219
Restricted cash	-	10,010
Accounts receivable, net of allowance for doubtful accounts of $14,985 and $15,301, respectively	1,133,015	1,183,975
Inventory	830,640	580,861
Prepaid and other assets	343,638	359,894
Deferred income taxes	17,352	-
TOTAL CURRENT ASSETS	4,388,935	4,169,959

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,079,416 and $933,129, respectively	1,809,641	1,375,657

DEFERRED INCOME TAXES, non current	3,106,390	-

INTANGIBLE ASSETS, net of accumulated amortization of $153,748 and $140,801, respectively	152,932	130,702

TOTAL ASSETS	$9,457,898	$5,676,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$696,002	$778,423
Accrued liabilities	245,470	432,971
Deferred revenue	1,134,994	1,063,016
TOTAL CURRENT LIABILITIES	2,076,466	2,274,410

LONG-TERM DEFERRED REVENUE	633,178	516,372

TOTAL LIABILITIES	2,709,644	2,790,782

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 12,841,280
and 12,580,183 shares issued and outstanding, respectively	128,413	125,802
Additional paid-in capital	10,895,236	9,225,342
Accumulated deficit	(4,275,395)	(6,465,608)
TOTAL STOCKHOLDERS' EQUITY	6,748,254	2,885,536

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,457,898	$5,676,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months
	Ended December 31,
	2008	2007
	(Unaudited)
REVENUES
Product	$3,247,581	$3,642,065
Environmental and other services	122,065	108,737
TOTAL REVENUES	3,369,646	3,750,802

COSTS AND EXPENSES
Cost of revenues	2,081,422	2,145,468
Selling, general and administrative	1,438,016	1,185,046
Depreciation and amoritization	82,854	65,920
TOTAL COSTS AND EXPENSES	3,602,292	3,396,434

OPERATING INCOME (LOSS)	(232,646)	354,368

OTHER INCOME (EXPENSE)
Interest income	11,904	26,100
Other income (expense)	5,588	(6)
TOTAL OTHER INCOME	17,492	26,094

INCOME (LOSS) BEFORE INCOME TAXES	(215,154)	380,462

INCOME TAX EXPENSE (BENEFIT)
Current	6,266	558
Deferred	(1,806,292)	-
TOTAL INCOME TAX EXPENSE (BENEFIT)	(1,800,026)	558

NET INCOME	$1,584,872	$379,904

NET INCOME PER COMMON SHARE
Basic	$0.12	$0.03

Diluted	$0.11	$0.03

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOMER PER COMMON SHARE:

Basic	12,841,280	12,157,441
Diluted	13,839,779	13,494,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months
	Ended December 31,
	2008	2007
	(Unaudited)
REVENUES
Product	$7,427,033	$6,931,568
Environmental and other services	212,149	210,346
TOTAL REVENUES	7,639,182	7,141,914

COSTS AND EXPENSES
Cost of revenues	4,501,783	4,103,203
Selling, general and administrative	2,600,971	2,340,427
Depreciation and amoritization	159,234	123,617
TOTAL COSTS AND EXPENSES	7,261,988	6,567,247

OPERATING INCOME	377,194	574,667

OTHER INCOME (EXPENSE)
Interest income	23,977	52,440
Other income (expense)	8,388	(44)
TOTAL OTHER INCOME	32,365	52,396

INCOME BEFORE INCOME TAXES	409,559	627,063

INCOME TAX EXPENSE (BENEFIT)
Current	25,638	5,555
Deferred	(1,806,292)	-
TOTAL INCOME TAX EXPENSE (BENEFIT)	(1,780,654)	5,555

NET INCOME	$2,190,213	$621,508

NET INCOME PER COMMON SHARE
Basic	$0.17	$0.05

Diluted	$0.16	$0.05

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOMER PER COMMON SHARE:

Basic	12,751,844	12,109,845
Diluted	13,771,731	13,514,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months
	Ended December 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$2,190,213	$621,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amoritzation	159,234	123,617
Stock based compensation expense	125,908	20,438
Excess tax benefits from stock-based award activity	(12,926)	(7,986)
Deferred tax benefit	(1,806,292)	-
Changes in operating assets and liabilities:
Decrease in restricted cash	10,010	-
Decrease (increase) in accounts receivable	50,960	(65,212)
Increase in inventory	(249,779)	(174,278)
Decrease (increase) in prepaid and other assets	16,256	(15,304)
(Decrease) increase in accounts payable and accrued liabilities	(256,996)	12,820
Increase in deferred revenue	188,784	182,858
NET CASH PROVIDED BY OPERATING ACTIVITIES	415,372	698,461

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(580,271)	(268,395)
Additions to intangible assets	(35,177)	(49,465)
NET CASH USED IN INVESTING ACTIVITIES	(615,448)	(317,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	-	(1,809)
Excess tax benefits from stock-based award activity	12,926	7,986
Proceeds from exercise of stock options	216,221	153,040
NET CASH PROVIDED BY FINANCING ACTIVITIES	229,147	159,217

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,071	539,818

CASH AND CASH EQUIVALENTS, beginning of period	2,035,219	2,134,152

CASH AND CASH EQUIVALENTS, end of period	$2,064,290	$2,673,970

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2008 and the results of its operations for the three and six months ended December 31, 2008 and 2007 and the cash flows for the six months ended December 31, 2008.  The results of operations for the three and six months ended December 31, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements; SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  The FASB announced a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities.  In February, 2008, the FASB issued FASB Staff Position No. FAS 157-2.  This FSP defers the effective date of Statement 157 for non-financial assets and liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted SFAS No. 157 effective July 1, 2008, except for non financial assets and liabilities as permitted by FSP SFAS 157-2, and the adoption of such statement did not have a significant impact on our consolidated results of operations or financial position.

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

NOTE 5 - INCOME TAXES

During the quarter ended December 31, 2008, the Company evaluated the valuation allowance on the deferred tax asset balances.  As a result, the Company determined it was more likely than not that they would realize these deferred tax assets and as such the valuation allowance was reduced to zero. In addition to the above, the Company recorded a current income tax provision relating to AMT and state income taxes of $6,266 and $558 for the quarters ended December 31, 2008 and 2007, respectively. The current tax provision recorded for the six months ended December 31, 2008 and 2007 relating to AMT and state income taxes is $25,638 and $5,555, respectively.  As of December 31, 2008 there were deferred tax assets of $3,123,742, $17,352 of which are current.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

The Company maintains a Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million Line of Credit Facility, the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. As of December 31, 2008 and June 30, 2008 respectively, no amounts related to the Credit Agreement were outstanding.  Under the Credit Agreement and based upon the Company’s December 31, 2008 level of accounts receivable and inventory, the amount available to borrow at quarter end was $1.6 million. Interest expense under the line of credit is computed at prime (currently 3.25% per annum).

NOTE 7 – STOCK-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Share-based compensation expense, included in general and administrative expenses in the Company’s consolidated statements of income for the three and six months ended December 31, 2008 was $37,063 and $125,908, respectively.  The expense for the three and six months ended December 31, 2007 was ($9,022) and $20,438, respectively. SFAS No. 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows.  The Company included $8,276 and $12,926 excess tax benefits in its cash flows from financing activities for the three and six months ended December 31, 2008, respectively. The Company included $0 and $7,986 excess tax benefits in its cash flows from financing activities for the three and six months ended December 31, 2007, respectively.

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

	Six Months Ended December 31,
	2008	2007
	(Unaudited)

Net income, as reported	$2,190,213	$621,508

Weighted average common shares outstanding	12,751,844	12,109,845
Effect of dilutive stock options	1,019,887	1,404,929
Weighted average diluted common shares outstanding	13,771,731	13,514,774

Net income per common share
Basic	$0.17	$0.05
Diluted	$0.16	$0.05

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	335,000	75,000

NOTE 9 - STOCK TRANSACTIONS

During the quarter ended December 31, 2008, stock options to purchase 50,000 of common shares were exercised.  Total proceeds to the Company were $55,000 (average price of $1.10 per share).  During the quarter ended December 31, 2007 stock options to purchase 30,000 of common shares were exercised.  Total proceeds to the Company were $30,800 (average price of $1.03 per share).

During the six months ended December 31, 2008, stock options to purchase 244,600 shares of common shares were exercised.  Total proceeds to the Company were $216,221 (average price of $.88 per share).  During the six months ended December 31, 2007, stock options to purchase 186,730 of common shares were exercised.  Total proceeds to the Company were $153,040 (average price of $0.82 per share).

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

The Company’s products include Sharps Disposal by Mail System®, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, RxTakeAway™, 18 gallon Medical Professional Sharps Disposal by Mail System®,  Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.

The Sharps®MWMS™, a Medical Waste Management System service offering, is a comprehensive medical waste solution which includes an array of services and products necessary to effectively collect, store and dispose of medical waste in the alternate site market (i.e., outside of the hospital or large healthcare facility setting) . The System, which is designed for rapid deployment, features the Sharps Disposal By Mail System® products combined with warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution.  The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs.

Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste.  Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results of the Company during the three and six months ended December 31, 2008 and 2007.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net revenues	100%	100%	100%	100%
Costs and expenses
Cost of revenues	(62%)	(57%)	(59%)	(57%)
Selling, general and administrative	(43%)	(32%)	(34%)	(33%)
Depreciation and amortization	(2%)	(2%)	(2%)	(2%)
Total operating expenses	(107%)	(91%)	(95%)	(92%)
Income (loss) from operations	(7%)	9%	5%	8%
Total other income (expense)	1%	1%	0%	1%
Income tax expense (benefit)	53%	0%	23%	0%
Net income	47%	10%	29%	9%

THREE MONTHS ENDED DECEMBER 31, 2008 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Total revenues for the three months ended December 31, 2008 of $3,369,646 decreased by $381,156, or 10%, from the total revenues for the three months ended December 31, 2007 of $3,750,802.  Customer billings by market are as follows:

	Three-Months Ended December 31,
	2008	2007	Variance
	(unaudited)	(unaudited)	(unaudited)
BILLINGS BY MARKET:
Health Care	$1,709,000	$1,933,695	$(224,695)
Retail	455,077	315,115	139,962
Professional	313,157	168,317	144,840
Hospitality	221,791	306,779	(84,988)
Pharmaceutical	144,512	491,157	(346,645)
Commercial	110,212	160,137	(49,925)
Non-Mailable	92,972	116,253	(23,281)
Agriculture	92,617	173,694	(81,077)
Other	36,634	35,072	1,562
Government	65,647	85,090	(19,443)
Subtotal	3,241,619	3,785,309	(543,690)
GAAP Adjustment *	128,027	(34,507)	162,534
Revenue Reported	$3,369,646	$3,750,802	$(381,156)

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

The decrease in revenues is primarily attributable to decreased billings in the Pharmaceutical ($346,645), Health Care ($224,695), Hospitality ($84,988), Agriculture ($81,077), Commercial ($49,925), Non-mailable ($23,281) and Government ($19,443) markets.  These decreases were partially offset by increased billings in the Retail ($139,962), Professional ($144,840) and Other ($1,562) markets. The decrease in the Pharmaceutical market is related to the timing of billings to a top ten pharmaceutical manufacturer which billed in the December 31, 2007 quarter prior year ($429K) with no corresponding billing in the quarter ended December 31, 2008. This decrease was partially offset by billings to two major pharmaceutical manufacturers and billings to a major mail order pharmacy, all of which total $119,615 for the quarter ended December 31, 2008. The decrease in the Health Care market is related to the consolidation of two key home healthcare companies and resulting purchasing efficiencies.  The decrease in the Hospitality market is primarily attributable to a large order of Biohazard Spill Clean-Up Kits in the quarter ended December 30, 2007 with no corresponding billing in the quarter ended December 31, 2008. The decrease in the Agriculture market is primarily attributable to timing of orders and billings of the Sharps Disposal by Mail System ® to a customer serving the Agriculture market. The decrease in Commercial market is related to a large initial order placed in the prior fiscal year quarter for a large corporation with locations across the country with no corresponding billing in the quarter ended December 31, 2008. The increase in the Retail market is a result of the strong flu shot business whereby the Company’s flagship Sharps Disposal By Mail System® products are used in the retail setting to collect and properly dispose syringes used to administer flu shots.  The increase in the Professional and Retail markets is being driven by higher demand for the Company’s products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.).

Cost of revenues for the three months ended December 31, 2008 of $2,081,422 was 62% of revenues.  Cost of revenues for the three months ended December 31, 2007 of $2,145,468 was 57% of revenue.  Gross margin was negatively impacted by the lower revenue (i.e. lower coverage of fixed cost components in COGS) and mix of products sold (i.e. lower high margin Sharps Disposal By Mail Systems® sold as a percentage of total products).  The current quarter gross margins were also adversely impacted by an increase in operations infrastructure costs as the Company prepares for higher sales volumes including those anticipated from the recent U.S. Government contract award.

Selling, general and administrative (“S, G & A”) expenses for the three months ended December 31, 2008 of $1,438,016, increased by $252,970, from S, G & A expenses for the three months ended December 31, 2007.  The increase in S, G & A expense was primarily due to higher (i) non-cash 123(R) stock-based compensation expense of $46,085, (ii) professional fees of $43,860 (iii) compensation expense of $39,765, (iv) payroll taxes of $28,592, (v) recruiting fees of $23,849 and (vi) housing-related costs for the Company’s new President and COO of  $17,986. The increase in non-cash 123(R) stock-based award expense was primarily due to the expense associated with the award of restricted stock in October 2008 to the Company’s recently appointed President and COO.  The increase in professional fees was a result of expenses associated with, (i) various regulatory filings, (ii) outside consultation related to the recent U.S. Government contract award, (iii) S-8 (Sharps Compliance 1993 Stock Plan) preparation and related filing expenses, and (iv) legal fees associated with general corporate matters. The increase in compensation expense is due primarily to the hiring of a new President and COO in October 2008. Payroll taxes increased resulting from (i) increased compensation expense and corresponding Company paid portion of payroll tax, (ii) the Company portion of payroll taxes generated from the imputed income related to the October 2008 restricted stock award to the Company’s new President and COO and (iii) the Company portion of payroll taxes generated by the imputed income related to the exercise of employee stock options. The increased recruiting fees were associated to the hiring of two professions (sales and marketing).

The Company generated operating loss of $232,646 for the three months ended December 31, 2008 compared to operating income of $354,368 for the three months ended December 31, 2007.  The operating loss is a result of the above mentioned decrease in revenue (and corresponding reduction in gross profit) and the increase in  S, G & A expense (discussed above).

The Company generated a pre-tax loss of $215,154 for the three months ended December 31, 2008 versus a pre-tax income of $380,462 for the three months ended December 31, 2007.  The decrease in pre-tax income is a result of lower operating income (discussed above). The Company generated net income of $1,584,872 for the three months ended December 31, 2008 compared to net income of $379,904 for the three months ended December 31, 2007.  The increase in net income is a result of the reduction in the deferred tax valuation allowance of $1,806,292 and corresponding credit to tax expense (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

The Company reported diluted earnings per share of $0.11 for the three months ended December 31, 2008 versus diluted earnings per share of $0.03 for the three months ended December 31, 2007.  The increase in diluted earnings per share is a result of higher net income (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2008 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2007

Total revenues for the six months ended December 31, 2008 of $7,639,182 increased by $497,268, or 7%, over the total revenues for the six months ended December 31, 2007 of $7,141,914.  Customer billings by market are as follows:

	Six-Months Ended December 31,
	2008	2007	Variance
	(unaudited)	(unaudited)	(unaudited)
BILLINGS BY MARKET:
Health Care	$3,615,697	$3,852,959	$(237,262)
Retail	1,295,839	1,000,551	295,288
Professional	561,598	339,501	222,097
Hospitality	431,244	670,014	(238,770)
Pharmaceutical	1,019,125	498,342	520,783
Commercial	294,711	276,246	18,465
Non-Mailable	223,325	241,523	(18,198)
Agriculture	266,628	266,998	(370)
Other	74,789	84,276	(9,487)
Government	120,797	141,151	(20,354)
Subtotal	7,903,753	7,371,561	532,192
GAAP Adjustment *	(264,571)	(229,647)	(34,924)
Revenue Reported	$7,639,182	$7,141,914	$497,268

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($520,783), Retail ($295,288), Professional ($222,097), and Commercial ($18,465) markets.  These increases were partially offset by decreased billings in the Hospitality ($238,770), Health Care ($237,262), Government ($20,354), Non-mailback ($18,198) and Other ($9,487) markets. The increase in the Pharmaceutical market is led by increased billings to the Company’s first contract with a top ten pharmaceutical manufacturer for the six months ended December 31, 2008 of $683 thousand compared to $429 thousand in billings for the six months ended December 31, 2007.  Additionally, billings in the Pharmaceutical market increased as a result of billings to two major pharmaceutical manufacturers and billings to a major mail order pharmacy, all of which total $294,355 for the six-months ended December 31, 2008. The increase in the Retail market is a result of the strong flu shot business whereby the Company’s flagship Sharps Disposal By Mail System® products are used in the retail setting to collect and properly dispose of syringes used to administer flu shots.  The increase in the Professional and Commercial markets is being driven by higher demand for the Company’s products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.).  The decrease in the Hospitality market is primarily attributable to a large order of Biohazard Spill Clean-Up Kits in the six months ended December 30, 2007 with no corresponding billing in the corresponding period ended December 31, 2008. The decrease in the Health Care market billings is related to the consolidation of two key home healthcare companies and resulting purchasing efficiencies.

Cost of revenues for the six months ended December 31, 2008 of $4,501,783 was 59% of revenues.  Cost of revenues for the six months ended December 31, 2007 of $4,103,203 was 57% of revenue.  Gross margin was negatively impacted during the six months ended December 31, 2008 by approximately $200 thousand due to excess air freight shipping costs that were incurred to address supply and manufacturing issues associated with the Company’s Pitch-It IV Poles.  These issues were consequently resolved in the quarter ended September 30, 2008.  Excluding the $200 thousand in excess air freight shipping costs, the gross margin for the six months ended December 31, 2008 was 44%.  The current quarter gross margins were also adversely impacted by an increase in operations infrastructure costs as the Company prepares for higher sales volumes including those anticipated from the recent U.S. Government contract award.

Selling, general and administrative (“S, G & A”) expenses for the six months ended December 31, 2008 of $2,600,971, increased by $260,544, from S, G & A expenses for the six months ended December 31, 2007.  The increase in S, G & A expense was primarily due to higher (i) non-cash 123(R) stock based compensation expense of $105,470, (ii) professional fees of $66,918 (iii) compensation expense of $44,036, (iv) payroll taxes of $27,546 and (v) housing-related costs for the Company’s new President and COO of $17,986.  The increase in non-cash 123(R) stock-based award expense was primarily due to the expense associated with the award of restricted stock in October 2008 to the Company’s recently appointed President and COO.  The increase in professional fees was a result of expenses associated with, (i) various regulatory filings, (ii) outside consultation related to the recent U.S. Government contract award, (iii) S-8 (Sharps Compliance 1993 Stock Plan) preparation and related filing expenses, and (iv) legal fees associated with general corporate matters. The increase in compensation expense is due primarily to the hiring of a new President and COO in October 2008. Payroll taxes increased resulting from (i) increased compensation expense and corresponding Company paid portion of payroll tax, (ii) the Company portion of payroll taxes generated from the imputed income related to the October 2008 restricted stock award to the Company’s new President and COO and (iii) the Company portion of payroll taxes generated by the imputed income related to the exercise of employee stock options.

The Company generated operating income of $377,194 for the six months ended December 31, 2008 compared to $574,667 for the six months ended December 31, 2007.  The decrease in operating income is a result of the above mentioned increase in cost of revenues and S, G & A.

The Company generated income before tax of $409,599 for the six months ended December 31, 2008 versus a pre-tax income of $627,063 for the six months ended December 31, 2007.  The decrease in income before tax is a result of lower operating income (discussed above).

The Company generated net income of $2,190,213 for the six months ended December 31, 2008 compared to net income of $621,508 for the six months ended December 31, 2007.  The increase in net income is a result of the reduction in the deferred tax valuation allowance of $1,806,292 and corresponding credit to tax expense (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

The Company reported diluted earnings per share of $0.16 for the six months ended December 31, 2008 versus diluted earnings per share of $0.05 for the six months ended December 31, 2007.  The increase in diluted earnings per share is a result of higher net income (discussed above).

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

On February 2, 2009, the Company announced a $40 million contract award to provide its Sharps Medical Waste Management System (“Sharps®MWMS™”) to an agency of the United States Government. The total contract is valued at approximately $40 million and is expected to be executed over a five year period. The Company has received a purchase order for $28.5 million which represents product and services to be provided during the first contract year. The following four option years represent payment for program maintenance.

The Company estimates that it will recognize revenue on the above noted Government contract as follows (i) $6 million in FY 2009, (ii) $23 million in FY 2010, (iii) $3 million in FY 2011, (iv) $3 million in FY 2012, (v) $3 million in FY 2013 and (vi) $2 million in FY 2014.

The above amounts are estimates only and are subject to change. Although the Company believes the amounts above to be reasonable based upon its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year which could vary significantly from that noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $29,071 to $2,064,290 at December 31, 2008 from $2,035,219 at June 30, 2008. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $415,371 plus proceeds from the exercise of stock options of $216,221 partially offset by additions to property and equipment and intangible assets of $615,447.

Accounts receivable decreased by $50,960 to $1,133,015 at December 31, 2008 from $1,183,975 at June 30, 2008.

Inventory increased by $249,779 to $830,640 at December 31, 2008 from $580,861 at June 30, 2008.  The increase in inventory is attributable to recent bulk purchases of Sharps Secure® and poles manufactured overseas and additional stock needed for specialty orders.

Deferred income tax benefits of $3,123,742 were booked in the quarter ended December 31, 2008 due to the Company’s decision to reduce the deferred tax valuation allowance to zero.  The decision was made after evaluation the following circumstances (i) recent $40 million U.S. Government contract award to the Company and the corresponding anticipated taxable income, (ii) the anticipated taxable income for third and fourth quarters of fiscal 2009 and the full fiscal year 2010 and (iii) the expected utilization in fiscal 2009 and 2010 of the remaining net operating loss carry forward.

Property and equipment increased by $433,984 to $1,809,641 at December 31, 2008 from $1,375,657 at June 30, 2008 due to capital expenditures of $580,271 partially offset by depreciation expense of $146,287. The capital expenditures are attributable primarily to, (i) treatment facility improvements of $298,057 (ii) new system software and implementation of $93,632, (iii) Autoclave permitting costs of $76,350, (iv) molds, dies and printing plates for production of $48,181, (v) warehouse/operations-related equipment of $45,928, (vi) custom software programming of $11,136 and (vii) office furniture of $1,881. The treatment facility improvements represent (i) capital expenditures related to the estimated third quarter fiscal year 2009 autoclave technology installation and (ii) general facility improvements. The new system software and implementation costs were related to the implementation of a new integrated sales, operations and financial system in December 2008. The warehouse/operations-related equipment was related to equipment necessary to accommodate the automation of in-house assembly of the Company’s products.  The molds and printing plates were procured for development of new product and additional production capacity.

Accounts payable decreased by $82,421 to $696,002 at December 31, 2008 from $778,423 at June 30, 2008.  The decrease is a result in the timing of payments for product purchased and capital expenditures.

Accrued liabilities decreased by $187,501 to $245,470 at December 31, 2008 from $432,971 at June 30, 2008.  The decrease is a result of timing in the receipt of invoices for product received and payment of related amounts.

Stockholder’s equity increased by $3,862,718 from $2,885,536 to $6,748,254.  This increase is attributable to, (i) net income for the six months ended December 31, 2008 of $2,190,213, (ii) the increase in additional paid-in capital of $1,317,450  resulting from the reduction of the deferred tax  valuation allowance (See Note 5 of the Notes To Condensed Consolidated Financial Statements) (iii) the effect of the exercise of stock options to purchase 244,600 common stock with proceeds of $216,221 (average exercise price of $0.88) to the Company, (iv) the effect on equity (credit) of SFAS 123R non-cash stock-based compensation expense of $125,908 and (v) the excess tax benefits from stock-based award activity of $12,926.

On October 27, 2008, the Company appointed John R. Grow as its new President and Chief Operating Officer.  In conjunction with this appointment, Mr. Grow received a grant of 300,000 restricted shares of unregistered Company common stock (i.e., issued outside of the Company’s 1993 Stock Plan).  The Company recorded non-cash stock-based compensation expense related to this grant of $48,935 during the quarter ended December 31, 2008 and expects to record approximately $65,000 during the quarter ended March 31, 2009, and approximately $70,000 during each quarter, thereafter, until the quarter ended September 30, 2010. Non-cash stock based compensation expense is reflected in the Company’s Statement of Income as a component of S, G & A expense. In conjunction with his employment agreement, the Company is providing Mr. Grow with housing and related arrangements. The annual cost of this arrangement is estimated to be $96,000 and is reflected in the Company’s Statement of Income as a component of S, G & A expense.

As noted above, The Company was recently awarded a $40 million contract to provide its Sharps®MWMS™ to an agency of the U.S. Government. The Company believes it will need up to $4 million in working capital over the first six months of the project. The Company currently has approximately $2 million in cash on hand as well as a $2.5 million line of credit with JPMorgan Chase (see note 6 of the Notes to Condensed Consolidated Financial Statements) with no amounts currently drawn. The Company has completed preliminary negotiations with the Bank to increase the line of credit to $4.5 million. Although, no assurance can be made, the Company believes it will have its new line of credit facility in place by the quarter ended March 31, 2009.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its line of credit facility will be sufficient to fund operations for the twelve months  ending  December 31, 2009.

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

The total cost of (i) the treatment facility purchase, (ii) addition of the autoclave technology and (iii) facility improvements is estimated to be approximately $1.1 million with $744,558 incurred to date. The remainder (which consists primarily of the autoclave equipment and facility improvements) is expected to be incurred during the quarter ended March 31, 2009.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements; SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  The FASB announced a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities.  In February, 2008, FASB issued FASB Staff Position No. FAS 157-2.  This FSP defers the effective date of Statement 157 for non-financial assets and liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted SFAS No. 157 effective July 1, 2008, except for non financial assets and liabilities as permitted by FSP SFAS 157-2, and the adoption of such statement did not have a significant impact on our consolidated results of operations or financial position.

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

As of December 31, 2008 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (December 31, 2008).

During the second quarter of the fiscal year 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On July 18, 2008, the Company responded to the July 15, 2008 request for Arbitration from Mr. Pierce.  In its response, the Company advised that the request for arbitration was filed more than four (4) years from the date upon which Pierce knew, or should have known, of any alleged breach of contract.  Accordingly, the Company does not believe it has an obligation to arbitrate a time barred claim.

The Company believes it has meritorious defenses against Mr. Pierce’s claims and has not recorded a liability related to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2008, the Company held its Annual Meeting of shareholders whereby the following items were voted upon, (i) the election of seven directors to hold office until the next annual shareholders meeting, and (ii) other matters that may be presented at the meeting for action.

The following Directors were elected at the meeting, (i) Dr. Burt Kunik, (ii) Ramsay Gillman, (iii) John R. Grow, (iv) Parris H. Holmes, Jr., (v) F. Gardner Parker, (vi) Philip C. Zerrillo, and (vii) John Dalton.

As of September 30, 2008, the record date of the Annual Meeting, 12,787,114 shares of common stock were outstanding. At the Annual Meeting, holders of 10,164,676 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

	Votes in Favor	Votes Withheld
Proposal No. 1
Dr. Burt Kunik	10,092,226	72,450
Ramsay Gillman	10,091,858	72,818
John R. Grow	10,092,226	72,450
Parris H. Holmes, Jr.	9,972,262	192,414
F. Garder Parker	10,092,226	72,450
Philip C. Zerrillo	10,091,858	72,818
John W. Dalton	10,092,226	72,450
Proposal No. 2
Amend 1993 Stock Plan	7,668,878	1,856,233

ITEM 6. EXHIBITS

(a)	Exhibits:
31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act
(filed herewith)
31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act
(filed herewith)
32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act
(filed herewith)
32.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act
(filed herewith)

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: February 13, 2009	By:	/s/ Dr. Burton J. Kunik
Chairman of the Board of Directors, and Chief Executive Officer

Dated: February 13, 2009	By:	/s/ David P. Tusa
Executive Vice President,
Chief Financial Officer,
Business Development and Corporate Secretary