Form 10-Q
period 2009-03-31
SHARPS COMPLIANCE CORP
filed 2009-05-14
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number:  0-22390
_______________________

SHARPS COMPLIANCE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware74-2657168
(State or other jurisdiction of(I.R.S. Employer Identification No.)
incorporation or organization)

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

        As of May 8, 2009, there were 13,233,030 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

INDEX

PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$589,501	$2,035,219
Restricted cash	-	10,010
Accounts receivable, net of allowance for doubtful accounts of $12,334 and
$15,301, respectively	4,150,872	1,183,975
Inventory	1,137,568	580,861
Prepaid and other assets	623,732	359,894
Deferred income taxes	17,352	-
TOTAL CURRENT ASSETS	6,519,025	4,169,959

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,181,597
and $933,129, respectively	2,605,608	1,375,657

DEFERRED INCOME TAXES, non current	2,490,072	-

INTANGIBLE ASSETS, net of accumulated amortization of $160,609 and $140,801,
respectively	152,841	130,702
TOTAL ASSETS	$11,767,546	$5,676,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,386,185	$778,423
Accrued liabilities	386,258	432,971
Deferred revenue	1,088,388	1,063,016
TOTAL CURRENT LIABILITIES	2,860,831	2,274,410

LONG-TERM DEFERRED REVENUE	597,390	516,372

TOTAL LIABILITIES	3,458,221	2,790,782

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 12,921,780
and 12,580,183 shares issued and outstanding, respectively	129,219	125,802
Additional paid-in capital	11,125,152	9,225,342
Accumulated deficit	(2,945,046)	(6,465,608)
TOTAL STOCKHOLDERS' EQUITY	8,309,325	2,885,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,767,546	$5,676,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended March 31,
	2009	2008
	(Unaudited)
REVENUES
Product	$5,873,468	$2,852,682
Environmental and other services	97,066	75,018
TOTAL REVENUES	5,970,534	2,927,700

COSTS AND EXPENSES
Cost of revenues	2,436,131	1,786,892
Selling, general and administrative	1,442,113	1,174,449
Depreciation and amoritization	108,030	69,684
TOTAL COSTS AND EXPENSES	3,986,274	3,031,025

OPERATING INCOME (LOSS)	1,984,260	(103,325)

OTHER INCOME (EXPENSE)
Interest income	2,323	20,565
Other income (expense)	(2,492)	500
TOTAL OTHER INCOME (EXPENSE)	(169)	21,065

INCOME (LOSS) BEFORE INCOME TAXES	1,984,091	(82,260)

INCOME TAX EXPENSE
Current	37,424	1,329
Deferred	616,318	-
TOTAL INCOME TAX EXPENSE	653,742	1,329
NET INCOME (LOSS)	$1,330,349	$(83,589)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.10	$(0.01)

Diluted	$0.09	$(0.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS)
PER COMMON SHARE:

Basic	12,905,821	12,478,315
Diluted	14,083,630	12,478,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months
	Ended March 31,
	2009	2008
	(Unaudited)
REVENUES
Product	$13,291,602	$9,784,250
Environmental and other services	318,114	285,364
TOTAL REVENUES	13,609,716	10,069,614

COSTS AND EXPENSES
Cost of revenues	6,937,914	5,890,095
Selling, general and administrative	4,043,084	3,514,876
Depreciation and amoritization	267,264	193,301
TOTAL COSTS AND EXPENSES	11,248,262	9,598,272

OPERATING INCOME	2,361,454	471,342

OTHER INCOME
Interest income	26,300	73,005
Other income	5,896	456
TOTAL OTHER INCOME	32,196	73,461

INCOME BEFORE INCOME TAXES	2,393,650	544,803

INCOME TAX EXPENSE (BENEFIT)
Current	63,062	6,884
Deferred	(1,189,974)	-
TOTAL INCOME TAX EXPENSE (BENEFIT)	(1,126,912)	6,884

NET INCOME	$3,520,562	$537,919

NET INCOME PER COMMON SHARE
Basic	$0.27	$0.04

Diluted	$0.25	$0.04

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER
COMMON SHARE:

Basic	12,802,421	12,231,333
Diluted	13,874,180	13,515,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITES
Net income	$3,520,562	$537,919
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amoritzation	268,275	193,301
Stock based compensation expense	275,313	44,212
Excess tax benefits from stock-based award activity	(20,742)	(16,064)
Deferred tax benefit	(1,189,974)	-
Changes in operating assets and liabilities:
Decrease in restricted cash	10,010	-
Decrease (increase) in accounts receivable	(2,942,290)	69,002
Increase in inventory	(556,707)	(165,990)
Increase in prepaid and other assets	(288,445)	(20,846)
(Decrease) increase in accounts payable and accrued liabilities	581,793	(442,052)
Increase in deferred revenue	106,390	288,319
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(235,815)	487,801

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,478,418)	(867,037)
Additions to intangible assets	(41,947)	(64,702)
NET CASH USED IN INVESTING ACTIVITIES	(1,520,365)	(931,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	-	(1,809)
Excess tax benefits from stock-based award activity	20,742	16,064
Proceeds from exercise of stock options	289,720	507,890
NET CASH PROVIDED BY FINANCING ACTIVITIES	310,462	522,145

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,445,718)	78,207

CASH AND CASH EQUIVALENTS, beginning of period	2,035,219	2,134,152

CASH AND CASH EQUIVALENTS, end of period	$589,501	$2,212,359

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2009 and the results of its operations for the three and nine months ended March 31, 2009 and 2008 and the cash flows for the nine months ended March 31, 2009 and 2008.  The results of operations for the three and nine months ended March 31, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2009.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements; SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  In February, 2008, the FASB issued FASB Staff Position No. FAS 157-2.  This FSP defers the effective date of Statement 157 for non-financial assets and liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted SFAS No. 157 effective July 1, 2008, except for non financial assets and liabilities as permitted by FSP SFAS 157-2, and the adoption of such statement did not have a significant impact on our consolidated results of operations or financial position.

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

NOTE 5 - INCOME TAXES

During the quarter ended December 31, 2008 the Company evaluated the need for the valuation allowance on its deferred tax asset balances.  Based on that evaluation the Company determined it was more likely than not that the Company would realize these deferred tax assets and as such the valuation allowance was reduced to zero.  The Company recorded a reduction in the deferred tax valuation allowance of $1,806,292 and a corresponding credit to tax expense during the quarter ended December 31, 2008.

The Company’s effective tax rate for the three months ended March 31, 2009 was 32.9% which included non cash 123(R) expense that reduced the rate below the statutory federal income tax rate for corporations.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

The Company maintains a Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million Line of Credit Facility, the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. As of March 31, 2009 and June 30, 2008 respectively, no amounts related to the Credit Agreement were outstanding.  Under the Credit Agreement and based upon the Company’s March 31, 2009 level of accounts receivable and inventory, the amount available to borrow at quarter end was $1.5 million. Interest expense under the line of credit is computed at prime (3.25% at March 31, 2009).

NOTE 7 – STOCK-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Share-based compensation expense, included in general and administrative expenses in the Company’s consolidated statements of income for the three and nine months ended March 31, 2009 was $149,406 and $275,313 respectively.  The expense for the three and nine months ended March 31, 2008 was $23,774 and $44,212, respectively. SFAS No. 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows.  The Company included $7,816 and $20,742 in excess tax benefits in its cash flows from financing activities for the three and nine months ended March 31, 2009, respectively. The Company included $8,078 and $16,064 in excess tax benefits in its cash flows from financing activities for the three and nine months ended March 31, 2008, respectively.

NOTE 8 - EARNINGS PER SHARE

Earnings per share are measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to common stock options. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the treasury stock method. The following information is necessary to calculate earnings per share for the periods presented:

	Nine Months Ended March 31,
	2009	2008
	(Unaudited)

Net income, as reported	$3,520,562	$537,919

Weighted average common shares outstanding	12,802,421	12,231,333
Effect of dilutive stock options	1,071,759	1,284,545
Weighted average diluted common shares outstanding	13,874,180	13,515,878

Net income per common share
Basic	$0.27	$0.04
Diluted	$0.25	$0.04

Employee stock options excluded from computation of diluted income per share
amounts because their effect would be anti-dilutive	10,000	150,000

NOTE 9 - STOCK TRANSACTIONS

During the quarter ended March 31, 2009, stock options to purchase 80,500 of common shares were exercised.  Total proceeds to the Company were $73,500 (average price of $0.91 per share).  During the quarter ended March 31, 2008 stock options to purchase 320,000 of common shares were exercised.  Total proceeds to the Company were $354,850 (average price of $1.11 per share).

During the nine months ended March 31, 2009, stock options to purchase 325,100 shares of common shares were exercised.  Total proceeds to the Company were $289,720 (average price of $.89 per share).  During the nine months ended March 31, 2008, stock options to purchase 506,730 of common shares were exercised.  Total proceeds to the Company were $507,890 (average price of $1.00 per share).

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

GENERAL

Sharps is a leading provider of cost-effective disposal solutions for medical and pharmaceutical waste generated outside the hospital setting.  The Company’s flagship product, the Sharps Disposal by Mail System®, is a cost-effective and easy-to-use solution to dispose of medical waste such as hypodermic needles, lancets and any other medical device or objects used to puncture or lacerate the skin (referred to as “sharps”).

The Sharps®MWMS™, a Medical Waste Management System, is a comprehensive medical waste solution which includes an array of services and products necessary to effectively collect, store and dispose of medical waste outside of the hospital setting. The System, which is designed for rapid deployment, features the Sharps Disposal By Mail System® products combined with warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs.

The Company also offers a number of products specifically designed for the home healthcare market and products for the safe disposal of unused pharmaceuticals, RxTakeAway™. Sharps Compliance focuses on targeted growth markets such as the pharmaceutical, retail, commercial, and hospitality markets, as well as serving a variety of additional markets.  Sharps is a leading proponent and participant in the development of public awareness and solutions for the safe disposal of needles, syringes and other sharps as well as unused pharmaceuticals in the community setting.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results of the Company during the three and nine months ended March 31, 2009 and 2008.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue (unaudited):

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net revenues	100%	100%	100%	100%
Costs and expenses
Cost of revenues	(41%)	(61%)	(51%)	(59%)
Selling, general and administrative	(24%)	(41%)	(30%)	(35%)
Depreciation and amortization	(2%)	(2%)	(2%)	(2%)
Total operating expenses	(67%)	(104%)	(83%)	(96%)
Income (loss) from operations	33%	(4%)	17%	4%
Total other income (expense)	0%	1%	0%	1%
Income tax expense (benefit)	11%	0%	(9%)	0%
Net income	22%	(3%)	26%	5%

THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Total revenues for the three months ended March 31, 2009 of $5,970,534 increase by $3,042,834, or 104%, from the total revenues for the three months ended March 31, 2008 of $2,927,700.  Customer billings by market are as follows:

	Three-Months Ended March 31,
	2009	2008	Variance
	(unaudited)	(unaudited)	(unaudited)
BILLINGS BY MARKET:
Government	$2,972,696	$17,759	$2,954,937
Health Care	1,824,398	1,734,401	89,997
Hospitality	275,455	244,377	31,078
Professional	214,585	190,433	24,152
Non-Mailable	160,945	106,920	54,025
Agriculture	92,303	96,848	(4,545)
Commercial	92,256	136,796	(44,540)
Pharmaceutical	66,592	413,296	(346,704)
Retail	60,273	43,951	16,322
Other	37,668	22,863	14,805
Subtotal	5,797,171	3,007,644	2,789,527
GAAP Adjustment *	173,363	(79,944)	253,307
Revenue Reported	$5,970,534	$2,927,700	$3,042,834

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

The increase in revenues is primarily attributable to increased billings in the Government ($2,954,937), Health Care ($89,997), Non-mailable ($54,025), Hospitality ($31,078), Professional ($24,152), Retail ($16,322) and Other ($14,805) markets.  These increases were partially offset by decreased billings in the Pharmaceutical ($346,704), Commercial ($44,540) and Agriculture ($4,545) markets. The increase in the Government market is a result of $2.9 million in billings related to the Company’s Sharps Medical Waste Management System (“Sharps®MWMS™) to an agency of the United States Government under the contract announced in February 2009.  The increase in the Health Care market billings is related to the growing number of patients in the healthcare industry and the increased utilization of the Sharps Disposal by Mail System® by home care branches. The increase in the Hospitality, Professional and Retail markets is being driven by higher demand for the Company’s products as industry and consumers become more aware of the proper disposal of medical sharps (syringes, lancets, etc.).  The decrease in the Pharmaceutical market is related to the timing of billings to a top ten pharmaceutical manufacturer which billed in the March 31, 2008 prior year quarter ($400K) with no corresponding billing in the quarter ended March 31, 2009 (next billing expected in the quarter ended September 30, 2009). The decrease in the Commercial market is related to the timing of a large order placed in the prior fiscal year quarter by a distributor versus the timing of corresponding billing in the fiscal year 2009.

Cost of revenues for the three months ended March 31, 2009 of $2,436,131 was 40.8% of revenues.  Cost of revenues for the three months ended March 31, 2008 of $1,786,892 was 61% of revenue.  The gross margin of 59.2% for the three months ended March 31, 2009 was positively impacted by (i) the higher revenue (i.e. higher coverage of fixed cost components in COGS) and (ii) the effect of the recently announced U. S. Government project. Gross margin was 39% for the three months ended March 31, 2008.

Selling, general and administrative (“S, G & A”) expenses for the three months ended March 31, 2009 of $1,442,113, increased by $267,664, from S, G & A expenses for the three months ended March 31, 2008.  The increase in S, G & A expense was primarily due to higher (i) non-cash 123(R) stock-based compensation expense of $125,631, (ii) compensation expense of $101,784, (iii) offsite server hosted facility which facilitates higher security and disaster recovery, server backup services and enhanced internet service of $35,700, (iv) housing-related costs for the Company’s former President and COO of $31,679 and (v) recruiting fees of $21,218. The increase in non-cash 123(R) stock-based award expense was primarily due to the expense associated with the award of restricted stock in October 2008 to the Company’s former President and COO and the award of options in November 2008 to the Chief Financial Officer and the Senior Vice President of Sales. The increase in compensation expense is due primarily to the hiring of the former President and COO in October 2008 and timing of other positions that have been replaced at higher salaries. The increased recruiting fees were associated to the hiring of one accounting professional. The increase in expense was offset by decrease in commission expense ($26,662) and travel and entertainment expenses ($25,091).

The Company generated operating income of $1,984,260 for the three months ended March 31, 2009 compared to operating loss of ($103,325) for the three months ended March 31, 2008.  The operating margin was 33.2% for the three months ended March 31, 2009 compared to (3.5%) for the three months ended March 31, 2008. The increase in operating income and corresponding margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated a pre-tax income of $1,984,091 for the three months ended March 31, 2009 versus a pre-tax loss of ($82,260) for the three months ended March 31, 2008. The increase in pre-tax income is a result of higher operating income (discussed above).

The Company recorded a provision for income taxes of $653,742 during the quarter ended March 31, 2009, representing an effective rate of 32.9%, compared with a provision for income taxes of $1,329 during the quarter ended March 31, 2008.  The increase in the provision for income taxes is primarily due to the increase in pre-tax income.  The Company generated net income of $1,330,349 for the three months ended March 31, 2009 compared to net loss of ($83,589) for the three months ended March 31, 2008. The increase in net income is a result of higher operating income (discussed above).

The Company reported diluted earnings per share of $0.09 for the three months ended March 31, 2009 versus diluted earnings per share of ($0.01) for the three months ended March 31, 2008.  The increase in diluted earnings per share is a result of higher net income (discussed above).

NINE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2008

Total revenues for the nine months ended March 31, 2009 of $13,609,716 increased by $3,540,102, or 35%, over the total revenues for the nine months ended March 31, 2008 of $10,069,614.  Customer billings by market are as follows:

	Nine-Months Ended March 31,
	2009	2008	Variance
	(unaudited)	(unaudited)	(unaudited)
BILLINGS BY MARKET:
Health Care	$5,440,095	$5,629,418	$(189,323)
Government	3,093,493	158,910	2,934,583
Retail	1,356,112	1,044,502	311,610
Pharmaceutical	1,085,717	869,579	216,138
Professional	776,183	529,934	246,249
Hospitality	706,699	914,391	(207,692)
Commercial	386,967	413,044	(26,077)
Non-Mailable	384,269	348,443	35,826
Agriculture	358,931	363,846	(4,915)
Other	112,460	107,136	5,324
Subtotal	13,700,926	10,379,203	3,321,723
GAAP Adjustment *	(91,210)	(309,589)	218,379
Revenue Reported	$13,609,716	$10,069,614	$3,540,102

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

The increase in revenues is primarily attributable to increased billings in the Government ($2,934,583), Retail ($311,610), Professional ($246,249), Pharmaceutical ($216,138), Non-Mailable ($35,826) and Other ($5,324) markets.  These increases were partially offset by decreased billings in the Hospitality ($207,692), Health Care ($189,323), Commercial ($26,077) and Agriculture ($4,915) markets. The increase in the Government market is a result of $2.9 million in billings related to the sale of the Company’s Sharps Medical Waste Management System (“Sharps®MWMS™) to an agency of the United States Government under the contract announced in February 2009.  The increase in the Retail market is a result of the strong flu shot business whereby the Company’s flagship Sharps Disposal By Mail System® products are used in the retail setting to collect and properly dispose of syringes used to administer flu shots. The increase in the Professional market billings is being driven by higher demand for the Company’s products (including its newly introduced 18 Gallon Medical Professional Sharps Disposal By Mail System®) as dentists, doctors, veterinarians and other professions more aware of cost-effective alternatives to traditional medical waste pick-up services.  The increase in the Pharmaceutical market is a result of billings to two major pharmaceutical manufacturers and billings to a major mail order pharmacy, all of which total $294,355 for the nine months ended March 31, 2009.  The decrease in the Hospitality market is primarily attributable to a large order of Biohazard Spill Clean-Up Kits in the nine months ended March 31, 2008 with lower billings in the corresponding period ended March 31, 2009. The decrease in the Health Care market billings is related to the consolidation of two key home healthcare companies and resulting purchasing efficiencies.

Cost of revenues for the nine months ended March 31, 2009 of $6,937,914 was 51% of revenues.  Cost of revenues for the nine months ended March 31, 2008 of $5,890,095 was 58% of revenue. Gross margin of 49% for the nine months ended March 31, 2009 was positively impacted by (i) the higher revenue (i.e. higher coverage of fixed cost components in COGS) and (ii) the effect of the recently announced U. S. Government project. Gross margin was 41.5% for the nine months ended March 31, 2008.

Selling, general and administrative (“S, G & A”) expenses for the nine months ended March 31, 2009 of $4,043,084, increased by $528,208 from S, G & A expenses for the nine months ended March 31, 2008.  The increase in S, G & A expense was primarily due to higher (i) non-cash 123(R) stock based compensation expense of $231,101, (ii) compensation and benefit expense of $194,360, (iii) professional fees of $63,861 (iv) housing-related costs for the Company’s former President and COO of $50,860, (v) recruiting fees of $44,000, (vi) offsite server hosted facility which facilitates higher security and disaster recovery, server backup services and enhanced internet service of $43,000,  (vi) payroll taxes of $29,810, (vii) property and casualty insurance of $14,900 and (viii) increase in marketing costs of $14,163. The increase in non-cash 123(R) stock-based award expense was primarily due to the expense associated with the award of restricted stock in October 2008 to the Company’s former President and COO and the award of options in November to the Chief Financial Officer and the Senior Vice President of Sales. The increase in compensation expense is due primarily to the hiring of the former President and COO in October 2008 and the timing of other positions that have been replaced at higher salaries.  The increase in professional fees was a result of expenses associated with, (i) various regulatory filings, (ii) outside consultation related to the recent U.S. Government contract award, (iii) S-8 (Sharps Compliance 1993 Stock Plan) preparation and related filing expenses, and (iv) legal fees associated with general corporate matters. Payroll taxes increased resulting from (i) increased compensation expense and corresponding Company paid portion of payroll tax, (ii) the Company portion of payroll taxes generated from the imputed income related to the October 2008 restricted stock award to the Company’s former President and COO and (iii) the Company portion of payroll taxes generated by the imputed income related to the exercise of employee stock options. The increase in expenses was offset by decrease in commission expense ($60,844) and travel and entertainment expenses ($107,745).

The Company generated operating income of $2,361,454 for the nine months ended March 31, 2009 compared to $471,342 for the nine months ended March 31, 2008.  The operating margin was 17.4% for the three months ended March 31, 2009 compared to 4.7% for the three months ended March 31, 2008. The increase in operating income and operating margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated income before tax of $2,393,650  (17.6% of revenue) for the nine months ended March 31, 2009 versus a pre-tax income of $544,803 (5.4% of revenue) for the nine months ended March 31, 2008.  The increase in pre-tax income is a result of higher operating income (discussed above).

The Company generated net income of $3,520,562 for the nine months ended March 31, 2009 compared to net income of $537,919 for the nine months ended March 31, 2008.  The increase in net income is a result of higher operating income (discussed above) and the reduction in the deferred tax valuation allowance of $1,806,292 and corresponding credit to tax expense recorded  in the quarter ending December 31, 2008.

The Company reported diluted earnings per share of $0.25 for the nine months ended March 31, 2009 versus diluted earnings per share of $0.04 for the nine months ended March 31, 2008.  The increase in diluted earnings per share is a result of higher net income (discussed above).

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

The Company continues to develop new products for its Sharps Disposal by Mail System®, including the new RxTakeAway™ and 18 gallon Medical Professional Sharps Disposal by Mail System®,  and Sharps SureTemp Tote® product lines. The Company has developed products designed to facilitate the proper and cost effective disposal of unused medications. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the existing and above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing efforts and (iii) the Company’s leadership position in the development and sale of products designed to properly and cost effectively dispose of small quantities of medical waste.

Demand for the Company’s primary product, the Sharps Disposal by Mail System®, which facilitates the proper and cost-effective disposal of medical waste including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin (referred to as “sharps”), has been growing rapidly because of its mail-back convenience and unique data tracking feature.  In addition, targeted opportunities continue to expand as a result of , (i) legislation mandating the proper disposal of sharps, (ii)  the growing awareness of the need to properly handle sharps medical waste for safety and environmental concerns, (iii) the significant increase in self-injectable medications and (iv) the changing paradigm in the healthcare industry.

The Company generated approximately $919,500 in billings during the quarters ended June and September 30, 2008 related to sales of the Company’s flagship Sharps Disposal By Mail System® products which were sold in the retail setting (retail clinics, grocery stores, etc.)  to collect and properly dispose of syringes used to administer flu shots. These billings are included in the Retail market. The Company anticipates a strong flu shot business in light of the recent H1N1 flu virus which would have a positive impact of the Company’s Retail market billings for the quarters ended June and September 30, 2009.

On February 2, 2009, the Company announced a $40 million contract award to provide its Sharps Medical Waste Management System (“Sharps®MWMS™”) to an agency of the United States Government. The total contract is valued at approximately $40 million and is expected to be executed over a five year period. The Company has received a purchase order for $28.5 million which represents product and services to be provided during the first contract year of which $2.9 million was billed in the quarter ending March 31, 2008. The following four option years represent payment for program maintenance.

The Sharps®MWMS™, a Medical Waste Management System, is a comprehensive medical waste solution which includes an array of services and products necessary to effectively collect, store and dispose of medical waste in the alternate site market (i.e., outside of the hospital or large healthcare facility setting) . The System, which is designed for rapid deployment, features the Sharps Disposal By Mail System® products combined with warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs.

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.

The Company recognized $3 million from the above mentioned contract in the quarter ended March 31, 2009.  The Company expects to recognize an additional $3 million during the quarter ending June 30, 2009 of fiscal year 2009.  Based upon the current production schedule, the Company expects to recognize revenue of about $11.5 million in the first fiscal year 2010 quarter ending September 30, 2009 and an additional $11 million of revenue in the second fiscal year 2010 quarter ending December 31, 2009.  The remaining $11.5 million is expected to be earned over the fiscal years 2011 through 2014.

The above amounts are estimates only and are subject to change. Although the Company believes the amounts above to be reasonable based upon its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year which could vary significantly from that noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,445,718 to $589,501 at March 31, 2009 from $2,035,219 at June 30, 2008. The decrease in cash and cash equivalents is primarily a result of cash used in operations of $235,814 and additions to property and equipment and intangible assets of $1,520,366, partially offset by the proceeds from the exercise of stock options of $289,720.

Accounts receivable increased by $2,966,897 to $4,150,872 at March 31, 2009 from $1,183,975 at June 30, 2008. The increase was primarily due to the $2.9 million in billings to the U.S. Government in March of 2009 (such amount was collected on April 7, 2009).

Inventory increased by $556,707 to $1,137,568 at March 31, 2009 from $580,861 at June 30, 2008.  The increase in inventory is attributable to the (i) build up of inventory for the U.S. Government contract and (ii) bulk purchases of Sharps Secure® and Pitch-It™ IV Poles manufactured overseas.

Deferred income tax benefits of $3,123,742 were booked in the quarter ended December 31, 2008 due to the Company’s decision to reduce the deferred tax valuation allowance to zero. The decision was made after evaluation of the following circumstances (i) recent $40 million U.S. Government contract award to the Company and the corresponding anticipated taxable income, (ii) the anticipated taxable income for third and fourth quarters of fiscal 2009 and the full fiscal year 2010 and (iii) the expected utilization in fiscal 2009 and 2010 of the remaining net operating loss carry forward.   At the quarter ending March 31, 2009 the deferred income tax benefit balance was $2,607,897.

Property and equipment increased by $1,229,951 to $2,605,608 at March 31, 2009 from $1,375,657 at June 30, 2008 due to capital expenditures of $1,478,419 partially offset by depreciation expense of $248,468. The capital expenditures are attributable primarily to, (i) autoclave installation of $492,590 (ii) treatment facility improvements of $349,302 (ii) new operating and accounting system software implementation and enhancement fees of $375,876, (iii) warehouse/operations-related equipment of $146,539, (iv) molds, dies and printing plates for production of $79,206, (v) computer equipment of $18,387, (vi) custom software programming of $11,136 and (vii) office furniture of $5,383. The new operating and accounting system software implementation and enhancement fees were related to the implementation of a new integrated sales, operations and financial system in December 2008. The warehouse/operations-related equipment was related to equipment necessary to accommodate the automation of in-house assembly of the Company’s products and the equipment needed for expansion from one to three warehouse facilities.  The molds and printing plates were procured for development of new product and additional production capacity.

Accounts payable increased by $607,762 to $1,386,185 at March 31, 2009 from $778,423 at June 30, 2008.  The increase is a result of (i) additional raw materials and equipment needed to fulfill the U.S. Government contract and (ii) the timing of payments for product purchased and capital expenditures.

Stockholder’s equity increased by $5,423,789 from $2,885,536 to $8,309,325.  This increase is attributable to, (i) net income for the nine months ended March 31, 2009 of $3,520,562, (ii) the increase in additional paid-in capital of $1,317,450  resulting from the reduction of the deferred tax  valuation allowance recorded in the quarter ending December 31, 2008,  (iii) the effect of the exercise of stock options to purchase 325,100 common stock with proceeds of $289,720 (average exercise price of $0.89) to the Company, (iv) the effect on equity of SFAS 123R non-cash stock-based compensation expense of $275,313 and (v) the excess tax benefits from stock-based award activity of $20,742.

On May 1, 2009 the Company announced the resignation of John R. Grow as the Company’s President and Chief Operating Officer.  The Company will record a special charge related to Mr. Grow’s termination of employment in the amount of approximately $545,000.  The charge is expected to consist of (i) non-cash 123(R) expense of $300,900, (ii) severance-related items totaling $176,300 and (iii) a cash payment of $67,800.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its line of credit facility will be sufficient to fund operations for the twelve months  ending  March 31, 2010.

Disposal Facility

In January 2008, Company purchased its previously leased disposal facility in Carthage, Texas.  The purchase included an incinerator with a maximum capacity of thirty (30) tons per day, a 12,000 square foot building and 4.5 acres of land. The Company incinerator is currently permitted at a capacity of eleven (11) tons per day.

In February 2009, the Company installed a state-of-the-art autoclave system and technology capable of treating up to seven (7) tons per day of medical waste at the same facility.  Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens.  An autoclave is environmentally cleaner and is a less costly method of treating most medical waste versus traditional incineration.

With the addition of the autoclave, the Company believes it owns one of only approximately ten (10) permitted commercial disposal facilities in the country capable of treating all types of medical waste.

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the incineration facility located in Carthage, Texas.  The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility.  The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance.  Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations.  The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published.  The Company has studied the amended EPA Clean Air Act and its options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas.  Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens.  Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation.  The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The Company has not yet decided if and when it will incur the additional capital expenditures needed in order to meet the new regulations. The additional capital expenditures are estimated at approximately $1.4 million and would increase its permitted incineration capacity from eleven (11) tons per day to thirty (30) tons per day. Should the Company incur such additional capital expenditures, it would do so subsequent to the development and launching of a business plan designed to generate significant incremental and new revenue stream from third party medical waste services.

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

In November 2005, the EPA amended the Clean Air Act which will affect the operations of the leased incineration facility located in Carthage, Texas.  The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility.  The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance.  Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations.  The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published.  The Company has studied the amended EPA Clean Air Act and its options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas.  Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens.  Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation.  The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. The Company has not yet decided if and when it will incur the additional capital expenditures needed in order to meet the new regulations. The additional capital expenditures are estimated at approximately $1.4 million and would increase its permitted incineration capacity from eleven (11) tons per day to thirty (30) tons per day. Should the Company incur such additional capital expenditures, it would do so subsequent to the development and launching of a business plan designed to generate a significant incremental new revenue stream from third party medical waste services. See Disposal Facility section above for further information regarding the purchase of the Carthage, Texas facility and addition of autoclave technology.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements; SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  In February, 2008, the FASB issued FASB Staff Position No. FAS 157-2.  This FSP defers the effective date of Statement 157 for non-financial assets and liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted SFAS No. 157 effective July 1, 2008, except for non financial assets and liabilities as permitted by FSP SFAS 157-2, and the adoption of such statement did not have a significant impact on our consolidated results of operations or financial position.

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

As of March 31, 2009 the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (March 31, 2009).

During the third quarter of the fiscal year 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: May 14, 2009	By:/s/ Dr. Burton J. Kunik
Chairman of the Board of Directors,
 and Chief Executive Officer

Dated: May 14, 2009	By:/s/ David P. Tusa
Executive Vice President,
Chief Financial Officer,
Business Development and
Corporate Secretary