Form 10-K
period 2009-06-30
SHARPS COMPLIANCE CORP
filed 2009-09-22
CIK 898770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-34269

SHARPS COMPLIANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9220 Kirby Drive, Suite 500, Houston, Texas (Address of principal executive offices)	77054 (Zip Code)

Registrant’s telephone number, including area code (713) 432-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $1.00 Par Value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
 None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐      No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

As of December 31, 2008 and September 17, 2009, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $9,213,328 million (based on the closing price of $1.60 on December 31, 2008 as reported by The NASDAQ Capital Market) and approximately $ 61,556,789 million (based upon the closing price of $9.72 on September 17, 2009, as reported by THE NASDAQ Capital Market).

The number of common shares outstanding of the Registrant was 13,445,105 as of September 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 19, 2009 are incorporated by reference into Part III.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K
________________________________________________________________________________

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Sharps Compliance Corp. was formed in November 1992 as a Delaware corporation. The information presented herein is for Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, “Sharps” or the “Company”).  Unless the context otherwise requires, “Company”, “we”, “us”, and “our” refer to Sharps Compliance Corp. and its subsidiaries. Sharps’ principal office is located at 9220 Kirby Drive, Suite 500, Houston, Texas 77054. Sharps’ treatment facility is located at 1544 NE Loop Carthage, Texas 75633.  Sharps’ has additional operation and warehouse space in Houston, Texas and College Park, Georgia.

The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC.  The filings are also available via the SEC’s website at www.sec.gov/edgar/searchedgar/companysearch.html.

PRODUCTS AND SERVICES

Sharps is a leading provider of cost-effective disposal solutions for medical and pharmaceutical waste generated outside the hospital and large healthcare setting.  These solutions include Sharps Disposal by Mail System®, RxTakeAway™, Sharps®MWMS™, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.  Some products and services facilitate compliance with state and federal regulations by tracking, incinerating and documenting the disposal of medical waste.  Additionally, some products and services facilitate compliance with educational and training requirements required by federal, state, and local regulatory agencies.

The Sharps Disposal by Mail System® is a comprehensive solution for the containment, transportation, destruction and tracking of medical waste generated outside the hospital and large healthcare setting.  The Sharps Disposal by Mail System® contains a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to eighteen gallons; United States Postal Service (“USPS”) approved shipping carton with priority mail (pre-paid) postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment and complete documentation and tracking manifest.  The Sharps Disposal by Mail System® is transported to the Company’s treatment facility for disposal (i.e. Sharps Environmental Services) in a pre-paid USPS approved shipping carton.  Upon destruction, Sharps provides electronic proof of destruction documentation to the customer through its proprietary Sharps Tracer™ system.

Demand for the Company’s flagship Sharps Disposal by Mail System®, which facilitates the proper and cost-effective disposal of medical waste including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin (referred to as “sharps”), has been growing rapidly because of its cost-effective and convenient mail-back component and unique data tracking feature.  In addition, targeted opportunities continue to expand as a result of, (i) legislation mandating the proper disposal of sharps, (ii) the growing awareness of the need to properly handle sharps medical waste for safety and environmental concerns, (iii) the significant increase in self-injectable medications and (iv) the changing paradigm in the healthcare industry.

The RxTakeAway™ line of products, introduced in fiscal year 2009, facilitates the proper disposal of unused pharmaceuticals and medications.  The product line is designed for individual consumers and community facilities, such as assisted living, long-term care, mail-order pharmacy and correctional operations, to dispose of unused medications other than controlled substances and consists of a variety of sizes of containers and return packaging with pre-paid postage to the Company’s treatment facility.  Approximately four billion prescriptions are filled in the United States annually, and it has been estimated that as much as 40% of the dispensed medication goes unused, resulting in over 200 million pounds of pharmaceuticals which can adversely affect the environment if disposed of improperly.  Improperly disposed or diverted unused medications have also been shown to increase the risk of accidental poisoning of citizens including children and teenagers.  The Company also introduced its proprietary tracking system, DrugTracer™, designed for the unused patient medications products in fiscal year 2009.

The Sharps®MWMS™, a Medical Waste Management System, is a comprehensive medical and pharmaceutical waste solution which includes an array of services and products necessary to effectively collect, store and dispose of medical and pharmaceutical waste outside the hospital setting. Sharps®MWMS™, which is designed for rapid deployment, features the Sharps Disposal By Mail System® and RxTakeAway™ products combined with warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs.

Also available with the Sharps®MWMS™ is the Sharps® Rx Recovery and Reporting System ("System"). This System delivers a turn-key approach to the collection, storage, audit, treatment and documentation of unused medications. The following Sharps® RxTakeAway™ products are an integral component of this System:

•	RxTakeAway™ Envelopes (8" x 11")

•	RxTakeAway™ 10 Gallon Box System (14.125" x 14.0625" x 12.50")

•	RxTakeAway™ 20 Gallon Box System (14.125" x 14.0625" x 24")

•	RxTakeAway™ Rx 100 Recovery System (27" x 26" x 24")

•	RxTakeAway™ Rx 200 Recovery System (34" x 18" x 24")

•	RxTakeAway™ Rx 300 Recovery System (48" x 42" x 48") – Facilitates Pallet Sized Disposal Needs

The Pitch-It™ IV Poles are designed as a cost effective, portable, lightweight and disposable alternative to traditional IV poles used for gravity-fed or pump-administered infusions.  The innovative pole design provides opportunities for the home healthcare industry to improve logistical efficiencies by eliminating the costs and inconvenience of retrieving, cleaning, bagging, tagging and storing of traditional IV poles.  The Pitch-It™ IV Poles are available in three models: (i) tabletop, (ii) floor and (iii) full-size with wheels.

The Trip LesSystem® is a solution for the commercial home healthcare industry that eliminates costly trips by healthcare providers to the patient’s home after therapy has been completed.  The Trip LesSystem® has combined three complete programs for return and/or disposal.  All systems contain the Sharps Disposal by Mail System® along with either (i) a prepaid pump return box or (ii) a Pitch-It™ IV Pole, depending on the patient’s therapy.

Sharps’ asset return boxes (i.e., the Sharps Pump Return Box and Sharps Enteral Pump Return Box) are marketed to home healthcare providers, primarily for use with home infusion patients.  These products provide for the delivery and retrieval of expensive equipment, such as infusion and enteral pumps, phototherapy and TENS units, between the healthcare provider and the patient.

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

The Biohazard Spill Clean-Up Kit and Disposal System is a complete solution for both cleanup and disposal by mail of bio-hazardous spill waste and materials. This convenient system comes complete with everything necessary for the clean up of potentially bio-hazardous materials such as blood and bodily fluids.  The Sharps system provides a means to safely, easily and legally remove these materials from your location and transport them to a destruction facility via the USPS.  Sharps Bio-Hazard Clean-Up Kit has the capacity to contain spills of up to one liter of contaminant.  Spill clean-up equipment, transportation and proper disposal are all included in the price of the system.

The Sharps e-Tools online services include SharpsTracer™ and AssetTracer™.  SharpsTracer™ is a manifest imaging and tracking program for registered customers for the purpose of tracking and certifying the transportation and disposal of regulated medical waste.  SharpsTracer™ eliminates the need for traditional paper-based methods of manifest tracking and is designed to enhance customer efficiencies with an automatic evidence of proof of destruction, market data collection abilities and return to store programs capabilities.  AssetTracer™ allows its registered subscribers to effectively manage all types of capital assets through a single, organized database.  The program can be used in conjunction with other Company products or independently and includes management reporting for regulatory compliance, preventative maintenance and asset status and/or location.

Sharps Environmental Services provides environmental solutions for customers with a wide variety of waste disposal needs.  Primary services include the destruction and disposal of (i) medical sharps waste, (ii) legal/confidential documents, (iii) pharmaceutical products and (iv) non-hazardous industrial waste.  This service allows the Company to directly oversee the proper disposal of its Sharps Disposal by Mail Systems® and RxTakeAway™ products.

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

MARKETS

The Company’s key markets for its products and services are as follows:

-	Healthcare
-	Government
-	Retail
-	Pharmaceutical Manufacturer
-	Professional
-	Hospitality
-	Commercial / Industrial
-	Agriculture

Healthcare: The Company markets its Sharps Disposal by Mail System®, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box and Sharps SureTemp Tote® products to the Healthcare segment. This market consists primarily of home healthcare companies and generated 36% of the Company’s billings for the fiscal year ended June 30, 2009.

Government:  The Company markets its Sharps®MWMS™, Sharps Disposal by Mail System®, and RxTakeAway™ systems to the Government segment. This market consists of government agencies (federal, state and local) that purchase products and services for (i) emergency preparedness and public and environmental safety and (ii) proper disposal of patient syringes and unused pharmaceuticals.  The Government market generated 30% of the Company’s billings for the fiscal year ended June 30, 2009.

Retail: The Company markets its Sharps Disposal by Mail System® products to the Retail segment. This market consists of, (i) companies that purchase products to properly dispose of syringes utilized to administer year-round as well as seasonal flu shots, and (ii) non-emergency clinics located in the retail setting.  The Retail market generated 9.4% of the Company’s billings for the fiscal year ended June 30, 2009.

Pharmaceutical Manufacturer: The Company markets its Sharps Disposal by Mail System® products to pharmaceutical manufacturers who purchase the Sharps Disposal By Mail Systems® for their self-injecting patients and as an integral component to their patient support programs.  The Pharmaceutical segment generated 7.5% of the Company’s billings for the fiscal year ended June 30, 2009.

Professional: The Company markets its Sharps Disposal by Mail System® products to the Professional segment. This market includes physician, dental, veterinarian and other service-related entities. The Professional segment generated 5.1% of the Company’s billings for the fiscal year ended June 30, 2009.

Hospitality: The Company markets its Sharps Disposal by Mail System®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System products to the Hospitality segment. This market includes hotel, retirement and assisted living and contract food service provider companies. The Hospitality segment generated 4.4% of the Company’s billings for the fiscal year ended June 30, 2009.

Commercial: The Company markets its Sharps Disposal by Mail System®, Sharps Secure®,and Biohazard Spill Clean-Up Kit products to the Commercial / Industrial market. This market includes a wide variety of customers including those with safety, industrial and other facilities. The Commercial / Industrial segment generated 2.3% of the Company’s billings for the fiscal year ended June 30, 2009.

Agriculture: The Company markets its Sharps Disposal by Mail System® products to the Agriculture segment. This market consists of companies that purchase the products to properly dispose of syringes used to inject farm animals (for example, dairy cattle) and generated 2% of the Company’s billings for the fiscal year ended June 30, 2009.

RESEARCH AND DEVELOPMENT

The Company continues to develop new applications for the Sharps Disposal by Mail System® and RxTAkeAway™ products and services in many different markets throughout the country to address the proper disposal of the estimated two to three billion syringes generated outside the hospital and healthcare setting and the estimated 200 million pounds of unused dispensed medications.

MARKET RISKS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2009, four customers represented approximately 48% of revenues. Those same four customers represented approximately 28%, or $503,735 of the total accounts receivable balance at June 30, 2009.  For the fiscal year ended June 30, 2008, four customers represented approximately 38% of revenues.  Those same four customers represented approximately 34%, or $402,723 of the total accounts receivable balance at June 30, 2008.   The Company may be adversely affected by its dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the reputation of the Company and its high quality products and (iii) the continued diversification of the Company’s products and services into additional markets outside of its traditional Healthcare customer base.

Currently, the majority of Sharps transportation is sourced with the United States Postal Service (“USPS”), which consists of delivering the Sharps Disposal by Mail System® from the end user to the Company’s incineration facility.  The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s Sharps Disposal by Mail System® products from the non-healthcare facility end user to the Company’s incineration facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by (i) the arrangement with UPS and (ii) the long-standing business relationship with and successful performance by USPS.

INTELLECTUAL PROPERTY

Although Sharps has applied in the United States for registration of a number of trademarks and patents, many of which have been registered and granted, it can give no assurance that the Company will obtain and maintain registrations for existing and other trademarks and patents for which it has applied.

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of medical waste outside the hospital and large healthcare setting. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products).  These companies are typically smaller organizations or divisions of larger medical or solid waste companies. While Sharps does not believe it currently faces significant competition in the sharps disposal by mail business, it is likely that this could change as the Company continues its success and the country becomes more aware of the need for the proper disposal of medical and pharmaceutical waste. The Company believes its first mover advantages and excellent industry reputation, quality solutions and products, as well as its capabilities as a vertically integrated producer of products and services, differentiates it from most competition.   It is possible that future competition may also arise from companies that are larger and better capitalized than the Company.

EMPLOYEES

As of June 30, 2009 Sharps employed 43 individuals, of which 42 were full-time employees.

ITEM 1A.  RISK FACTORS

Aggressive pricing by existing competitors and the entrance of new competitors could drive down the Company’s profits and slow its growth.

Although the Company currently has limited competition in its core Sharps Disposal By Mail Systems® business, it is possible that other companies may enter into or expand into the business. Potential competitors could include large medical waste organizations, solid waste companies or reverse distributors. These potential competitors could have greater levels of capital, broader infrastructure and significantly more personnel.

The loss of the Company’s senior executives could affect the Company’s ability to manage the business profitability.

Sharps’ growth and development to date has been largely dependent on the active participation and leadership of its senior management team consisting of the Company’s Chairman and CEO, Executive VP & CFO, Sr. VP of Sales and Sr. VP of Operations. The Company believes that the continued success of the business is largely dependent upon the continued

employment of the senior management team and has, therefore, (i) entered into individual employment agreements with key personnel and (ii) granted equity-based stock compensation to senior management members in order to provide incentive for their continued employment with the Company. The unplanned loss of one or more of the senior management team could disrupt and adversely impact the Company’s ability to execute its business plan.

The lack of customer long-term volume commitments could adversely affect the Company’s profits and future growth.

Although the Company does enter into exclusive contracts with the majority of its enterprise customers and including volume purchase incentives, these contracts do not have provisions for firm long-term volume commitments. In general, customer purchase orders may be canceled and order volume levels can be changed or delayed with limited or no penalties. Sharps cannot assure the replacement of canceled, delayed or reduced purchase orders which could significantly affect the financial performance of the Company.

The Company is subject to federal, state and local laws regarding the operation of its incinerator and autoclaving facility and existing or future regulations may restrict the Company’s operations, increase its costs of operations or require the Company to make additional capital expenditures.

The Company’s business utilizes an incinerator facility for the proper disposal of sharps and pharmaceutical waste. The Company’s owned treatment facility is located in Carthage, Texas (Panola County). Prior to the purchase of the facility in January 2008, the Company operated the treatment facility since 1999. The Company believes it operates and maintains the facility in compliance with all federal, state and local laws and/or any other regulatory agency involving solid waste disposal. The cost of such compliance for the year ended June 30, 2009 was $9,225. Although the Company has an agreement with a secondary burn facility to provide services in the event the incinerator is unavailable, any disruption in the availability of a disposal facility or increased governmental regulation could have an adverse impact on the Company. The Company can make no assurances that no such disruption or burdensome regulation will occur in the future.

The Company believes the facility is in compliance with all applicable federal, state, local and/or regulatory agency requirements, air pollution and TCEQ (“Texas Commission on Environmental Quality”) regulations. See Change in Government Regulation below which discusses the future requirement to install additional equipment to the Company’s incinerator (estimated to range from $1.0 to $2.5 million) and the Company’s installation of autoclave technology during fiscal year 2009 which is not impacted by the change in Government regulations.

In February 2009, the Company installed a state-of-the-art autoclave system and technology capable of treating up to seven tons per day of medical waste at the same facility.  Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens.  An autoclave is environmentally cleaner and is a less costly method of treating most medical waste versus traditional incineration.  The addition of the autoclave is not impacted by the amended EPA Clean Air Act.

The Company is subject to federal, state and local laws and existing or future regulations may restrict the Company’s operations, and increase its costs of operations in connection with handling and transportation of mailed sharps.

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

In November of 2005 and September of 2009, the EPA amended the Clean Air Act which will affect the operations of the incineration facility located in Carthage, Texas.  The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility.  The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance.  Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations.  The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published.  The Company has studied the current amended EPA Clean Air Act and its options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, which meets the EPA Clean Air Act requirements (see above), for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas.  Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens.  Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation.  The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. Due to its continued growth, the Company has decided that it will incur additional capital expenditures needed in order to meet the new regulations. The additional capital expenditures are estimated to range from approximately $1.0 to approximately $2.5 million and would increase its permitted incineration capacity from eleven tons per day to forty tons per day (limited to four tons per day, or 10% of permitted capacity, of medical waste treatment).

The possibility of postal work interruptions would adversely affect the disposal element of the Company’s business.

Sharps currently transports (from the patient or user to the Company’s treatment facility) the majority of its disposal products using the USPS, therefore, any long-term interruption in USPS delivery services would disrupt the disposal element of the Company’s business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, the Company entered into an arrangement with UPS whereby UPS transports the Company’s Sharps Disposal by Mail System® products from the non-healthcare facility end user to the Company’s owned treatment facility. The Company began selling a UPS product to select markets in fiscal year 2007. Additionally, the Company is studying the feasibility of the use of a consolidator to transport the Sharps Disposal By Mail System® products from the patient or user to the Company’s treatment facility.

The Company’s stock has experienced, and may continue to experience, price volatility and low trading volume.

The Company’s common stock has been listed on the The NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED” since May 6, 2009.  The daily trading volumes for the Company’s common stock are, and may continue to be relatively small compared to many other publicly traded securities.  Since trading on the NASDAQ, the Company’s average daily trading volume has been approximately 70,000 shares.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of the Company’s common stock may, therefore, be volatile.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this report, the Company did not have any unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Sharps currently leases 196,018 square feet of rentable (office and warehouse) space in Houston, Texas and College Park, Georgia.  The leases expiration dates range from February 2012 to January 2015.

The Company owns a disposal facility in Carthage, Texas for medical and pharmaceutical waste disposal. The facility includes an incinerator with a maximum capacity of thirty tons per day (currently permitted to treat eleven tons per day of medical waste), an autoclave capable of treating up to seven tons per day, an estimated 12,000 square foot building and 4.5 acres of land.

ITEM 3. LEGAL PROCEEDINGS

Ronald E. Pierce Matter

On June 14, 2004, the Company provided Mr. Ronald E. Pierce (“Mr. Pierce”), its then Chief Operating Officer, with notice of non-renewal of his employment agreement.  As such, July 14, 2004 was Mr. Pierce’s last day of employment. The Company advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due.  On July 15, 2008, the Company received a demand for arbitration from Mr. Pierce.  The claim amount under the demand for arbitration is $300,001. The Company has also received various letters from Mr. Pierce’s attorney advising that Mr. Pierce is taking the position that the non-renewal of his employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his agreement without the obligation of paying Mr. Pierce as if he were terminated without cause.  The Company believes that notice of such non-renewal was timely, and that in accordance with Mr. Pierce’s employment agreement, the Company was entitled to provide notice thirty days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce.

The claim is currently in arbitration with a decision expected in the quarter ended March 31, 2010.

The Company believes it has meritorious defenses against Mr. Pierce’s claims (including among others, the Company’s belief that the claim to arbitrate is time barred) and believes that a material loss is remote and therefore has not recorded a liability related to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2009, no matter was submitted by the Company to a vote of its stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: Beginning May 6, 2009, the Company’s common stock has been quoted on NASDAQ under the symbol “SMED”.  Previously, the Company’s common stock was quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”.  The Company’s common stock had an average trading volume of approximately 267,000 shares traded per month during fiscal year 2009.  Since trading on NASDAQ (May 6, 2009), the Company’s common stock had an average trading volume of approximately 1,171,009 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the OTC Bulletin Board (July 1, 2008 through May 5, 2009) and NASDAQ (May 6, 2009 through September 17, 2009) for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2008
First Quarter	$3.65	$2.50
Second Quarter	$3.10	$2.30
Third Quarter	$2.85	$2.20
Fourth Quarter	$2.80	$2.30

Fiscal Year Ended June 30, 2009
First Quarter	$3.07	$2.35
Second Quarter	$2.80	$1.50
Third Quarter	$3.80	$1.60
Fourth Quarter	$6.36	$3.21

Fiscal Year Ending June 30, 2010
First Quarter (September 17, 2009)	$10.00	$6.21

Stockholders: At September 17, 2009 there were 13,445,105 shares of common stock held by approximately 191 holders of record with approximately 2,000 held in street name.  The last reported sale of the common stock on September 17, 2009, was $9.72 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock.  The Company currently intends to retain its cash generated from operations for working capital purposes and to fund the continued expansion of its business and does not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities:  The Company has no reportable purchases of equity securities.

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity plan information is provided as of June 30, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)(3)	1,254,960	$ 1.28	536,006
Equity compensation plans not approved by stockholders (2)	215,000	$ 0.90	N/A

Total	1,469,960	$ 1.23	536,006

Notes:
(1)  Represents stock options issued under the 1993 Sharps Compliance Corp. Stock Plan.
(2)  Represents Board of Director approved options to purchase unregistered common stock of the Company.
(3)  Includes the effect of 71,960 shares of Restricted Stock issued to Directors (i.e. vested and unvested).
(4)  Weighted Average exercise price excludes the effect of 71,960 shares of Restricted Stock issued to Directors.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Income, expressed as a percentage of revenue:

	Year Ended June 30,
	2009	2008

Net revenues	100%	100%
Costs and expenses
Cost of revenues	(48%)	(60%)
Selling, general and administrative	(33%)	(37%)
Depreciation and amortization	(2%)	(3%)
Total costs and expenses	(83%)	(100%)
Income from operations	17%	0%
Total other income	0%	1%
Income tax expense (benefit)	(4%)	0%
Net income	21%	1%

YEAR ENDED JUNE 30, 2009 COMPARED TO YEAR ENDED JUNE 30, 2008

Total revenues for the fiscal year ended June 30, 2009 of $20,297,207 increased by $7,456,296, or 58%, over the total revenues for the fiscal year ended June 30, 2008, of $12,840,911.  Billings by market are as follows:

	Year Ended June 30,
	2009	2008	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Health Care	$7,454,100	$7,293,267	$160,833
Government	6,254,346	204,403	6,049,943
Retail	1,932,951	1,124,040	808,911
Pharmaceutical	1,558,211	889,766	668,445
Professional	1,058,759	748,919	309,840
Hospitality	916,850	1,202,330	(285,480)
Non-Mailable	517,227	457,788	59,439
Commercial	479,255	617,390	(138,135)
Agriculture	360,115	502,878	(142,763)
Other	143,300	144,120	(820)
Subtotal	20,675,114	13,184,901	7,490,213
GAAP Adjustment *	(377,907)	(343,990)	(33,917)
Revenue Reported	$20,297,207	$12,840,911	$7,456,296

*Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenue.  Customer billings include all invoiced amounts associated with products shipped during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.  See Note 2 “Revenue Recognition” in “Notes to Consolidated Financial Statements”.

The increase in revenues is primarily attributable to increased billings in the Government ($6,049,943), Retail ($808,911), Pharmaceutical ($668,445), Professional ($309,840), Health Care ($160,833) and Non-Mailable ($59,439) markets. These increases were partially offset by decreased billings in the Hospitality ($285,480), Agriculture ($142,763) and Commercial ($138,135) markets. The increase in the Government market is a result of $6.0 million in billings recorded in the third and fourth quarters of fiscal year 2009 related to the sale of the Company’s Sharps®MWMS™ to an agency of the United States Government under the contract announced in February 2009. The increase in the billings in the Retail market is a result of, (i) increased market and customer penetration, (ii) a strong and early start to the 2009 flu shot season (i.e., purchases of the

Sharps Disposal By Mail Systems® by retail clinics who use the products to collect, store and properly dispose of syringes used to administer flu and year-round shots) and (iii) increased purchases of the Sharps Disposal By Mail Systems® by community support programs, primarily in California.  The increase in Pharmaceutical market billings is due to the continued sale of the Company’s Sharps Disposal By Mail System® products to pharmaceutical manufacturers for use in their patient support and compliance programs.  The increase in the Health Care market billings is related to the growing number of patients in the healthcare industry and the success of the Company’s recent expansion of its distributor network in the home infusion market. The increase in the Professional market billings is being driven by higher demand for the Company’s products as professional offices (doctors, dentists, veterinarians, etc.) are made aware of the Company’s Sharps Disposal By Mail System® products as cost-effective and convenient alternatives to the traditional medical waste pick up service.  The decrease in the Hospitality market billings is a result of a large order of Biohazard Spill Clean-Up Kits fulfilled during the first and second quarters of fiscal year 2008.  The decrease in the Agriculture market is primarily attributable to decreased demand of the Sharps Disposal by Mail System by a customer who provides the product to facilitate the disposal of syringes used to inject dairy cattle due to growing public concern over the use of hormones.  The decrease in the Commercial market is a result of several large orders in fiscal year 2008.

Cost of revenues for the year ended June 30, 2009 of $9,840,965 was 48.5% of revenues. Cost of revenues for the year ended June 30, 2008 of $7,770,366 was 60% of revenues.  The higher gross margin for the fiscal year ended June 30, 2009 of 51.5% (versus 39.5% for the prior fiscal year) was a result of (i) the higher revenue (i.e. higher coverage of fixed cost components in cost of goods sold, or operating leverage) and (ii) the mix of products and services sold in fiscal year 2009 versus fiscal year 2008.

Selling, general and administrative (“S, G & A”) expenses for the twelve months ended June 30, 2009 of $6,092,308, increased by $1,309,776, or 27%, over the S, G & A expenses for the twelve months ended June 30, 2008.  The increase in S, G & A expense is primarily due to higher, (i) non-cash 123(R) stock based compensation expense of $332,073, (ii) accrual for management incentive compensation of $329,000, (iii) compensation and benefit expense of $285,971, (iv) professional fees of $162,988, (v) investor relations expenses of $59,378, (vi) expenses related to the offsite server hosted facility which facilitates security and disaster recovery, server backup services and enhanced internet service of $59,806, (vii) NASDAQ listing-related expenses of $55,000, (viii) housing-related costs for the Company’s former President and Chief Opearting Officer (“COO”) of $50,860, (ix) payroll taxes of $33,591, (x) costs related to software post-implementation support of $27,300, (xi) property and casualty insurance expenses of $19,801, (xii) facility expenses of $18,209 and (xiii) general office expenses of $17,734. The increase in non-cash 123(R) stock-based award expense was primarily due to the expense associated with the award of restricted stock in October 2008 to the Company’s former President and COO and the award of options in November 2008 to the Chief Financial Officer and the Senior Vice President of Sales. The increase in compensation expense is due primarily to the hiring of the former President and COO in October 2008 (departed in April 2009), increased headcount to support the growth experienced by the Company and increased sales and marketing-related activities.  The increase in professional fees was a result of expenses associated with, (i) various regulatory filings, (ii) outside consultation related to the recent U.S. Government contract award, (iii) Form S-8 (Sharps Compliance Corp. 1993 Stock Plan) preparation and related filing expenses, and (iv) legal fees associated with the Ronald Pierce arbitration and general corporate matters. Payroll taxes increased resulting from (i) increased compensation expense and corresponding Company paid portion of payroll tax, (ii) the Company portion of payroll taxes generated from the imputed income related to the October 2008 restricted stock award to the Company’s former President and COO (83(b) election) and (iii) the Company portion of payroll taxes generated by the imputed income related to the exercise of employee stock options.

During the fourth quarter of fiscal year 2009, the Company recorded a special charge of $512,372, or $0.02 per diluted share, which represents expenses incurred with the resignation and corresponding termination of employment of the Company’s former President and COO.  The special charge consists of (i) non-cash 123(R) expense of $300,909 (resulting from accelerated vesting of restricted stock awards), (ii) severance-related items totaling $143,720 (including severance pay and insurance coverage) and (iii) a cash payment of $67,743. During the fiscal year ended June 30, 2008, the Company recorded a special charge of $67,541, $0.00 per diluted share, for severance related costs incurred in conjunction with the termination of a sales person (former Senior Vice President of Sales and Marketing).

The Company generated operating income of $3,464,007 for the year ended June 30, 2009 compared to an operating loss of $696 for the year ended June 30, 2008.  The operating margin was 17.1% for the year ended June 30, 2009 compared to 0.0% for the year ended June 30, 2008. The increase in operating income and operating margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated income before tax of $3,497,239  (17.2% of revenue) for the year ended June 30, 2009 versus a pre-tax income of $85,019 (1% of revenue) for the year ended June 30, 2008.  The increase in pre-tax income is a result of higher operating income (discussed above).

The Company generated net income of $4,197,090 for the year ended June 30, 2009 compared to net income of $81,573 for the year ended June 30, 2008.  The increase in net income is a result of higher operating income (discussed above) and the reduction in the deferred tax valuation allowance of $1,806,292 and corresponding credit to tax expense recorded in the quarter ending December 31, 2008 which was a result of the Company’s evaluation of the future realization of deferred tax assets and related valuation allowance.

The Company reported diluted earnings per share of $0.30 for the year ended June 30, 2009 versus diluted earnings per share of $0.01 for the year ended June 30, 2008.  The increase in diluted earnings per share is a result of higher net income (discussed above).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers, government and industries become more aware of the proper disposal of medical sharps (syringes, lancets, etc.) and unused dispensed medications. This education process was enhanced in March 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps (see www.epa.gov/epaoswer/other/medical/sharps.htm).  Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. Currently there are a total of seven states with legislation banning the disposal of used syringes in the trash, five states considering similar legislation, while the remaining states operate under the EPA guidance noted above.   In August 2008, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company.  The Company estimates that there are an estimated two to three billion used syringes disposed of in the United States outside of the hospital setting. Additionally, the Company estimates that it would require 30 to 40 million Sharps Disposal by Mail System® products to properly dispose of all such syringes, which would equate to a $1 billion small quantity generator market opportunity. Based upon the current level of sales, the Company estimates that this $1 billion market has only been penetrated by approximately 1% or less.

The Company continues to develop new products and services including the Sharps® MWMS™, the RxTakeAway™ line of products and 18 gallon Medical Professional Sharps Disposal by Mail System®. The Company continues to develop products and services designed to facilitate the proper and cost effective disposal of medical waste generated outside the hospital and large healthcare facilities and of unused dispensed medications. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the existing and above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing efforts and (iii) the Company’s leadership position in the development and sale of products and services designed to properly and cost effectively dispose of medical waste generated outside the hospital and large healthcare setting and unused dispensed medications..

Demand for the Company’s primary product, the Sharps Disposal by Mail System®, which facilitates the proper and cost-effective disposal of medical waste including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin (referred to as “sharps”), has been growing rapidly because of its cost-effective and convenient mail-back component and unique data tracking feature.  In addition, targeted opportunities continue to expand as a result of, (i) legislation mandating the proper disposal of sharps, (ii) the growing awareness of the need to properly handle sharps medical waste for safety and environmental concerns, (iii) the significant increase in self-injectable medications and (iv) the changing paradigm in the healthcare industry.

The Company anticipates a strong flu shot business (included in the Retail market billings) in light of the global concern over the H1N1 flu virus.  While the flu shot business traditionally positively impacts the quarter ended September 30, the Company believes that both the September 30, 2009 and December 31, 2009 quarters could be positively impacted by the flu shot season.  Additionally, the Company recorded higher flu shot related billings in the quarter ended June 30, 2009 in conjunction with the early start of the flu shot season related orders.

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.  On February 2, 2009, the Company announced a $40 million contract award (the “U.S. Government Contract”) award to provide its Sharps®MWMS™ to an agency of the United States Government. The total contract is valued at approximately $40 million and is expected to be executed over a five year period. The Company has received a purchase order for $28.5 million which represents products and services to be provided during the first contract year of which $3.0 million was billed in the quarter ended March 31, 2009 and $3 million in the quarter ended June 30, 2009. The following four option years represent payment for program maintenance (see description of Services below).

The Sharps®MWMS™, a Medical Waste Management System, is a comprehensive medical waste solution which includes an array of products and services necessary to effectively collect, store and dispose of medical waste in the alternate site market (i.e., outside of the hospital or large healthcare facility setting) . The System, which is designed for rapid deployment, features the Sharps Disposal By Mail System® products (the “Products”) combined with warehousing, inventory management, training, data and other services (the “Services”) necessary to provide a comprehensive solution. The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs.

The Company recognizes revenue for the Product portion of the contract in accordance with the revenue recognition policy for the Sharps Disposal By Mail System® products. The Services portion of the contract, described above, is recognized as revenue as services are performed.

The Company recognized $3 million from the above mentioned contract in the quarter ended March 31, 2009 and $3 million in the quarter ended June 30, 2009.  Based upon the current production schedule, the Company expects to recognize revenue of about $11.1 million in the first fiscal year 2010 quarter ending September 30, 2009 and an additional $11.5 million of revenue in the second fiscal year 2010 quarter ending December 31, 2009.  The remaining $11.5 million is expected to be earned over the fiscal years 2011 through 2014.

The Company serves many markets including, but not limited to, Healthcare, Government, Professional, Pharmaceutical, Industrial, Agriculture and Hospitality. As shown in the results for the fiscal year ended June 30, 2009, the Company has not experienced any downturn in its overall business, rather an increase in the majority of markets in which it serves. Order activity and purchase trends remain positive. Additionally, the Company (i) expects a very strong flu shot business for the 2009 flu season as a result of the recent concerns regarding the H1N1 virus (as discussed above) and (ii) believes it will experience significant growth over the next two quarters (ending September 30, 2009 and December 31, 2009) as it continues to execute on its recently announced $40 million U.S. Government project. While the Company’s current earnings, cash flows and liquidity are strong, they are expected to increase significantly over the next two quarters. The Company currently has no debt, an undrawn $2.5 million line of credit and does not expect to raise funds (debt or equity) for the foreseeable future.

The above amounts are estimates only and are subject to change. Although the Company believes the amounts above to be reasonable based upon its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2,756,651 to $4,791,870 at June 30, 2009 from $2,035,219 at June 30, 2008. The increase in cash is due to cash generated by operating activities of $4,795,918 plus proceeds from the exercise of stock options of $451,470 and excess tax benefits from stock-based award activity of $15,036 partially offset by additions to property and equipment (i.e. capital expenditures) and intangible assets of $2,505,773.

Accounts receivable increased by $422,440 to $1,606,415 at June 30, 2009 from $1,183,975 at June 30, 2008. The increase is primarily due to a $426,000 billing in the fourth quarter of the 2009 fiscal year related to the launch of the Company’s latest patient support and compliance program for a major pharmaceutical manufacturer.

Inventory increased by $1,701,643 to $2,282,504 at June 30, 2009 from $580,861 at June 30, 2008.  The increase in inventory is attributable to (i) the production of products in conjunction with the U.S. Government Contract (ii) the build up of inventory in advance of the anticipated growth in the 2009 flu season and (iii) bulk purchases of Sharps Secure® and

Pitch-It™ IV Poles which are manufactured overseas (six to eight weeks of product sales ordered at a time).

Deferred income tax benefits of $3,123,742 were recorded in the quarter ended December 31, 2008 due to the Company’s decision to reduce the deferred tax valuation allowance to zero. The decision was made after evaluation of the following circumstances (i) recent $40 million U.S. Government contract award to the Company and the corresponding anticipated taxable income, (ii) the anticipated taxable income for third and fourth quarters of fiscal 2009 and the full fiscal year 2010 and (iii) the expected utilization in fiscal 2009 and 2010 of the remaining net operating loss carry forward.  At the fiscal year ended June 30, 2009 the deferred income tax benefit balance was $2,138,007.

Property and equipment increased by $2,069,396 to $3,445,053 at June 30, 2009 from $1,375,657 at June 30, 2008 due to capital expenditures of $2,461,085 partially offset by depreciation expense of $391,689. The capital expenditures are attributable primarily to, (i) warehouse racking, warehouse equipment and assembly equipment of $973,668 related to the expansion of the Company’s warehouse facilities and corresponding growth, (ii) autoclave installation of $494,085, (iii) new operating and accounting system software implementation and enhancement fees of $389,945, (iv) treatment facility improvements of $371,873, (v) molds, dies and printing plates for production of $98,231, (vi) computer and phone equipment of $51,533, (vii) office furniture and equipment of $44,352 and (viii) other capital expenditures of $37,398.

Accounts payable increased by $1,720,723 to $2,499,146 at June 30, 2009 from $778,423 at June 30, 2008.  The increase is a result of additional raw materials purchases and equipment needed to facilitate growth in the Company’s fourth quarter of fiscal year 2009.

Accrued liabilities increased by $755,618 to $1,188,589 at June 30, 2009 from $432,971 at June 30, 2008.  The increase is a result of (i) accrual for management incentive compensation of $329,000 recorded in June 2009, (ii) accrual for customer rebates of approximately $140,000, (iii) accrual for special charge related costs of $78,000, (iv) accrued federal (AMT) and Georgia state income taxes of $58,143, (v) increase in year-end payroll accrual of $41,034 and (vi) accrued sales-related commissions of $36,894.

Stockholder’s equity increased by $6,684,852 from $2,885,536 to $9,570,388.  This increase is attributable to, (i) net income for the year ended June 30, 2009 of $4,197,090, (ii) the increase in additional paid-in capital of $1,317,450  resulting from the reduction of the deferred tax  valuation allowance from tax benefits of stock compensation was recorded in the quarter ended December 31, 2008 (iii) the effect of the exercise of stock options to purchase 435,100 common stock with proceeds of $451,470 (average exercise price of $1.04) to the Company, (iv) the effect on equity of SFAS 123R non-cash stock-based compensation expense of $703,806 and (v) the excess tax benefits from stock-based award activity of $15,036.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit with JPMorgan Chase Bank, N.A. will be sufficient to fund operations for the twelve months  ending  June 30, 2010.  Terms of the line of credit are expected to be renewed in March 2010 under similar terms currently in place.

Disposal Facility

In January 2008, the Company purchased its previously leased disposal facility in Carthage, Texas.  The purchase included an incinerator with a maximum capacity of thirty tons per day, a 12,000 square foot building and 4.5 acres of land. The Company incinerator is currently permitted at a capacity of eleven tons per day.

In February 2009, the Company installed an autoclave system and technology capable of treating up to seven tons per day of medical waste at the same facility.  Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave is a technology that is a cost-effective alternative to traditional incineration.  It also supplements the disposal treatment capacity of the Company and is an integral part of the disposal operations as the Company utilizes both incineration and autoclave technology in its day-to-day operations. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed below).

With the addition of the autoclave, the Company believes it owns one of only approximately ten permitted commercial disposal facilities in the country capable of treating all types of medical waste.

In November of 2005 and September of 2009, the EPA amended the Clean Air Act which will affect the operations of the incineration facility located in Carthage, Texas.  The regulation modifies the emission limits and monitoring procedures required to operate an incineration facility.  The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance.  Such change would require the Company to incur significant capital expenditures in order to meet the requirements of the regulations.  The regulation allows a minimum period of three years and a maximum of five years to comply after the date the final rule was published.  The Company has studied the current amended EPA Clean Air Act and its options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, which meets the EPA Clean Air Act requirements (see above), for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas.  Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens.  Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation.  The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. Due to its continued growth, the Company has decided that it will incur additional capital expenditures needed in order to meet the new regulations. The additional capital expenditures are estimated to range from approximately $1.0 to approximately $2.5 million and would increase its permitted incineration capacity from eleven tons per day to forty tons per day (limited to four tons per day, or 10% of permitted capacity, of medical waste treatment).

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years.  However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal year 2010 and beyond.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly information for fiscal years 2009 and 2008.  We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

	Quarter Ended
	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Total revenues	$3,391,112	$3,750,802	$2,927,700	$2,771,297
Cost of revenues	$1,966,318	$2,154,672	$1,799,514	$1,849,862
Operating income (loss)	$220,299	$354,368	$(103,325)	$(472,038)
Net income (loss)	$241,604	$379,904	$(83,589)	$(456,346)
Net income (loss) per share - diluted	$0.02	$0.03	$(0.01)	$(0.04)
Weighted average shares-diluted	13,535,520	13,494,251	12,478,315	12,561,337

	Quarter Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Total revenues	$4,269,536	$3,369,646	$5,970,534	$6,687,491
Cost of revenues	$2,420,360	$2,081,422	$2,436,131	$2,903,052
Operating income (loss)	$609,842	$(232,646)	$1,984,260	$1,102,551
Net income	$605,341	$1,584,872	$1,330,349	$676,528
Net income per share - diluted	$0.04	$0.11	$0.09	$0.05
Weighted average shares-diluted	13,703,683	13,839,779	14,083,630	14,355,354

The quarter ended December 31, 2008 includes a $1.8 million benefit from the reduction in the deferred tax valuation allowance and corresponding credit to tax expense. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding this item.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition:  The Company complies with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Under SAB No. 101, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems®, referred to as “Mailback” and Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system.  The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value.  Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility.  The Mailback container system is mailed to the incineration facility using the USPS.  Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container.  Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback and incinerator revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

Uncertain Tax Positions: The Company adopted the provisions of FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, - an interpretation of FASB Statement No. 109, effective  July 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statements of income.  At June 30, 2009 and 2008, the Company did not have any FIN48 liability or gross recognized tax benefit. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States – fiscal years ended June 30, 2006 , 2007, 2008 and 2009
•	State of Texas – fiscal years ended June 30, 2005, 2006, 2007, 2008 and 2009

Stock-Based Compensation: The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Share-based compensation expense, included in general and administrative expenses in the Company’s consolidated statement of operations for the fiscal years ended June 30, 2009 and June 30, 2008, was $703,806 and $70,823, respectively.  SFAS 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows.  The Company included $15,036 and $9,626 of excess tax benefits in our cash flows from financing activities for the fiscal years ended June 30, 2009 and June 30, 2008, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements; SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  In February, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2.  This FSP defers the effective date of SFAS 157 for non-financial assets and liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted SFAS 157 effective July 1, 2008, except for non financial assets and liabilities as permitted by FSP SFAS 157-2, and the adoption of such statement did not have a significant impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 effective July 1, 2008. The Company elected to not fair value any additional financial instruments and thus the adoption of the standard did not have a material impact on its consolidated financial position and consolidated results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes principles and requirements for subsequent events.  This statement defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also sets forth the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for the interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. We evaluate events and transactions that occur after the balance date but before the financial statements are issued.  We evaluated such events and transactions through September 22, 2009, when the consolidated financial statements were electronically filed with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by the Item.

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company and the notes thereto, and the related report of the Company’s independent registered public accounting firm thereon are referenced as pages F-1 to F-17 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as June 30, 2009 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2009.

Changes in Internal Controls

During the quarter ended June 30, 2009, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report are certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this Annual Report on Form 10-K, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information, should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Company’s management concluded that, as of June 30, 2009, the Company's internal control over financial reporting was effective based on those criteria.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 19, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s equity securities, to file reports of security ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee

The Audit Committee is comprised of certain directors of the Company who are not employees of the Company or any of its subsidiaries.  Messrs. Parker (Chairman), Zerrillo and Holmes are the current members of the Audit Committee.  The Audit Committee, among other things, meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls.  The independent auditors have unrestricted access to the Audit Committee and vice versa.

The Board of Directors

The Company’s Board of Directors has determined that Mr. Parker is an independent director who qualifies as an audit committee accounting expert, as that term is defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended.

The Company’s Board of Directors adopted a Code of Ethics for all of our directors, officers and employees, as defined in Item 406 under the Securities Act of 1933, as amended.  The Company’s Code of Ethics was previously an exhibit to the Annual Report on Form 10-K.  Individuals may also request a free copy of the Company’s Code of Ethics from the Company’s investor relations department. Additionally, the Company posted its Code of Ethics on its website (www.sharpsinc.com). The Company intends to disclose any amendments to, or waivers from, the provisions of its Code of Ethics within four business days of the amendment or waiver within Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 19, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 19, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 19, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 19, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Reorganization between U.S. Medical Systems, Inc., Sharps Compliance, Inc. and its Stockholders, dated February 27, 1998 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed March 5, 1998).

3.1	Bylaws of Company (incorporated by reference from Exhibit 3.4 to Form 10-KSB, dated June 30, 1994).
3.2
Amended and Restated Certificate of Incorporation of U.S. Medical Systems, Inc. (incorporated by reference from Exhibit 3.5 to the Registrant’s Transition Report on Form 10KSB40 filed on September 29, 1998).

3.3	Certificate of Elimination of the Series A 10% Voting Convertible Preferred Stock of Sharps Compliance Corp. (incorporated by reference from Exhibit 3.6 to Form 10-KSB, filed September 29, 1998).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form-10-KSB, filed September 29, 1998).
4.2
See Exhibits 3.1, 3.2 and 3.3 for provisions of the Bylaws of the Company, the Articles of Incorporation of the Company and the Certificate of Elimination defining the rights of holders of common shares.

10.1	Employment Agreement by and between Sharps Compliance Corp. and Dr. Burt Kunik effective January 1, 2003 (incorporated by reference from Exhibit 10.35 to Form 10-QSB, filed February 13, 2003).*
10.2
Executive Employment Agreement by and between Sharps Compliance Corp. and Ronald E. Pierce dated July 14, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB, filed September 26, 2003).*

10.3
Executive Employment Agreement by and between Sharps Compliance Corp. and David P. Tusa dated July 14, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB, filed September 26, 2003).*

10.4	Executive Employment Agreement by and between Sharps Compliance Corp. and Michael D. Archer dated July 14, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-KSB, filed September 26, 2003).*

10.5
Exclusive Distributorship Agreement between Pro-Tec Containers, Inc. and Sharps Compliance, Inc., dated April 1, 1998 (incorporated by reference from Exhibit 10.31 to Form 10-KSB, filed September 29, 1998).

10.6	Purchase Agreement between Ivy Green Corporation and Sharps Compliance, Inc., dated June 19, 1998 (incorporated by reference from Exhibit 10.32 to Form 10-KSB, filed September 29, 1998).
10.7	Lease Agreement between Lakes Technology Center, Ltd. and Sharps Compliance, Inc., dated August 1, 1998 (incorporated by reference from Exhibit 10.33 to Form 10-KSB, filed September 29, 1998).
10.8
Severance Agreement between C. Lee Cooke, Jr. and Sharps Compliance Corp. (formerly known as U.S. Medical Systems, Inc.), dated September 2, 1998 (incorporated by reference from Exhibit 10.34 to Form 10-KSB, filed September 29, 1998).

10.9	Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated June 21, 2004 (incorporated by reference from Exhibit 991 to Form 10-QSB, filed November 12, 2004).*
10.10
Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated August 19, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 24, 2005).*

10.11
Credit Agreement dated March 27,2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 28, 2006).

10.12
Line of Credit Note dated March 27, 2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 28, 2006).

10.13
Security Agreement dated March 27, 2006, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 28, 2006).

10.14
Lease Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 14, 2006).

10.15
Lease Termination Agreement dated as of July 13, 2006, between Sharps Compliance, Inc., Warehouse Associates Corporate Centre Kirby, Ltd. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 14, 2006).

10.16
Amendment to Credit Agreement dated February 5, 2007, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 5, 2007).

10.17
Note Modification Agreement dated February 5, 2007, by and between Sharps Compliance Corp. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 5, 2007).

10.18
Restricted Stock Award Agreement dated July 2, 2007, by and between Sharps Compliance Corp. and Ramsay Gillman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 2, 2007).

10.19
Letter Agreement by and between Sharps Compliance Corp. and David C. Mayfield dated April 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 10, 2007).*

10.20
Letter Agreement by and between Sharps Compliance Corp. and Claude A. Dance dated December 26, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 26, 2007).*

10.21
Letter Agreement by and between Sharps Compliance Corp. and Al Aladwani dated March 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 12, 2008).*

10.22	Form of Restricted Stock Award Agreement dated June 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 9, 2008).
10.23	Employment Agreement by and between Sharps Compliance Corp. and John Grow dated October 27, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 31, 2008).*

10.24
Lease Agreement dated as of January 30, 2009, between Sharps Compliance, Inc. and Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 3, 2009).

10.25
Lease Agreement dated as of January 30, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 3, 2009).

10.26
Separation Agreement and Mutual Release of all Claims dated as of April 27, 2009 between Sharps Compliance, Inc. and John Grow (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 1, 2009).*

10.27
Amended Lease Agreement dated as of May 27, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2009).

10.28	Sharps Compliance Corp. 1993 Stock Plan, as amended (incorporated by reference from Annex A of the Registrant’s Proxy Statement on Schedule 14A, filed October 21, 2008).
14.10	Sharps Compliance Corp. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current report on Form 10-KSB, filed September 20, 2004.
21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.10	Consent of UHY LLP (filed herewith).
31.10	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.20	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.10	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.20	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

* This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPS COMPLIANCE CORP.

Dated: September 22, 2009	By: /s/ BURTON J. KUNIK
Dr. Burton J. Kunik
Chairman of the Board,
Chief Executive Officer and President

By: /s/ DAVID P. TUSA
David P. Tusa
Executive Vice President
Chief Financial Officer, Business
Development and Corporate Secretary

By: /s/ JOHN W. DALTON
John W. Dalton
Director

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
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 included in the accompanying annual report on Form 10-K and, accordingly we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas September 22, 2009

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,791,870	$2,035,219
Restricted cash	-	10,010
Accounts receivable, net of allowance for doubtful accounts of $16,876 and
$15,301, respectively	1,606,415	1,183,975
Inventory	2,282,504	580,861
Prepaid and other current assets	775,958	359,894
Deferred income taxes	17,352	-
TOTAL CURRENT ASSETS	9,474,099	4,169,959

PROPERTY AND EQUIPMENT, net	3,445,053	1,375,657

DEFERRED INCOME TAXES, non-current	2,120,655	-

INTANGIBLE ASSETS, net of accumulated amortization of $167,561 and
$140,801, respectively	148,629	130,702

TOTAL ASSETS	$15,188,436	$5,676,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,499,146	$778,423
Accrued liabilities	1,188,589	432,971
Deferred revenue	1,220,600	1,063,016
TOTAL CURRENT LIABILITIES	4,908,335	2,274,410

LONG-TERM DEFERRED REVENUE	624,841	516,372

RENT ABATEMENT	84,872	-

TOTAL LIABILITIES	5,618,048	2,790,782

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;
13,257,507 and 12,580,183 shares issued and outstanding, respectively	132,575	125,802
Additional paid-in capital	11,706,331	9,225,342
Accumulated deficit	(2,268,518)	(6,465,608)
TOTAL STOCKHOLDERS' EQUITY	9,570,388	2,885,536

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,188,436	$5,676,318

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2009	2008

REVENUES	$20,297,207	$12,840,911

COSTS AND EXPENSES
Cost of revenues	9,840,965	7,770,366
Selling, general and administrative	6,092,308	4,782,532
Special charge	512,372	67,541
Depreciation and amortization	387,555	221,168
TOTAL COSTS AND EXPENSES	16,833,200	12,841,607

OPERATING INCOME (LOSS)	3,464,007	(696)

OTHER INCOME
Interest income	27,244	85,259
Other income	5,988	456
TOTAL OTHER INCOME	33,232	85,715

INCOME BEFORE INCOME TAXES	3,497,239	85,019

INCOME TAX EXPENSE (BENEFIT)
Current	120,706	3,446
Deferred	(820,557)	-
TOTAL INCOME TAX EXPENSE (BENEFIT)	(699,851)	3,446

NET INCOME	$4,197,090	$81,573

NET INCOME PER COMMON SHARE
Basic	$0.33	$0.01

Diluted	$0.30	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME PER COMMON SHARE:

Basic	12,907,688	12,313,160
Diluted	13,996,207	13,540,381

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, July 1, 2007	11,998,453	$119,985	$8,596,321	$(6,547,181)	$2,169,125

Exercise of stock options	581,730	5,817	548,572	-	554,389

Stock-based
compensation	-	-	70,823	-	70,823

Excess tax benefit from
stock-based award
activity	-	-	9,626	-	9,626

Net Income	-	-	-	81,573	81,573

Balances, June 30, 2008	12,580,183	$125,802	$9,225,342	$(6,465,608)	$2,885,536

Exercise of stock options	435,100	4,351	447,119	-	451,470

Change in valuation
allowance related to tax
benefits of stock
compensation	-	-	1,317,450	-	1,317,450

Stock-based
compensation	-	-	703,806	-	703,806

Issuance of Restricted Stock	242,224	2,422	(2,422)	-	-

Excess tax benefit from
stock-based award
activity	-	-	15,036	-	15,036

Net Income	-	-	-	4,197,090	4,197,090

Balances, June 30, 2009	13,257,507	132,575	11,706,331	(2,268,518)	$9,570,388

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,197,090	$81,573
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	418,448	265,613
Stock based compensation expense	703,806	70,823
Excess tax benefits from stock-based award activity	(15,036)	(9,626)
Deferred tax benefit	(820,557)	-
Changes in operating assets and liabilities:
Decrease in restricted cash	10,010	-
Decrease (increase) in accounts receivable	(392,625)	116,941
Increase in inventory	(1,701,643)	(216,856)
Increase in prepaid and other current assets	(445,879)	(143,978)
Increase in accounts payable and accrued liabilities	2,576,249	50,004
Increase in deferred revenue	266,055	302,907
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,795,918	517,401

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,461,085)	(1,102,366)
Additions to intangible assets	(44,688)	(76,174)
NET CASH USED IN INVESTING ACTIVITIES	(2,505,773)	(1,178,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	-	(1,809)
Excess tax benefits from stock-based award activity	15,036	9,626
Proceeds from exercise of stock options	451,470	554,389
NET CASH PROVIDED BY FINANCING ACTIVITIES	466,506	562,206

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,756,651	(98,933)

CASH AND CASH EQUIVALENTS, beginning of year	2,035,219	2,134,152

CASH AND CASH EQUIVALENTS, end of year	$4,791,870	$2,035,219

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$11,488	$8,257

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

Business:  Sharps is a leading provider of cost-effective disposal solutions for medical and pharmaceutical waste generated outside the hospital and large healthcare facility setting.  These solutions include Sharps Disposal by Mail System®, RxTakeAway™, Sharps®MWMS™, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.

Concentration of Customers:  Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2009, four customers represented approximately 48% of revenues. Those same four customers represented approximately 28%, or $503,735, of the total accounts receivable balance at June 30, 2009.  For the fiscal year ended June 30, 2008, four customers represented approximately 38% of revenues.  Those same four customers represented approximately 34%, or $402,723, of the total accounts receivable balance at June 30, 2008.   The Company may be adversely affected by its dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its products and (iii) the continued diversification of the Company’s products and services into additional markets outside of its traditional Healthcare customer base.

Currently, the majority of Sharps transportation is sourced with the United States Postal Service (“USPS”), which consists of delivering the Sharps Disposal by Mail System® from the end user to the Company’s leased incineration facility.  The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s Sharps Disposal by Mail System® products from the end user (non-healthcare facility) to the Company’s leased incineration facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by (i) the new arrangement with UPS and (ii) the long-standing business relationship with the USPS.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents:  The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation, or “FDIC”.  In October 2008, the FDIC increased its insurance from $100,000 per depositor to $250,000, and to an unlimited amount for non-interest bearing accounts.  The coverage increase, which is temporary, extends through December 31, 2013. The Company also maintains funds in money market funds, which are triple A rated by Standard & Poor’s and not insured by the FDIC.  The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions.  The Company has not experienced any losses in such accounts.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

Inventory:  Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method.  At June 30, 2009 total inventory was $2,282,504 of which $1,212,099 was finished goods and $1,070,405 was raw materials.  At June 30, 2008 total inventory was $580,861 of which $393,648 was finished goods and $187,213 was raw materials.

Property and Equipment: Property and equipment, including third party software and implementation costs, is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets.  Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period.

In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, all programming, implementation, and costs incurred with developing internal-use software are capitalized during the development project stage.  External direct costs of materials and services consumed in developing or obtaining internal-use computer software are capitalized.

The Company expenses costs associated with developing or obtaining internal-use software during the preliminary project stage.  Training and maintenance costs associated with system changes or internal-use software are expensed as incurred.  Additionally, the costs of data cleansing, reconciliation, balancing of old data to the new system, creation of new/additional data and data conversion costs are expensed as incurred.

During the fiscal years ended June 30, 2009 and 2008, the Company recorded depreciation expense of $391,689 and $245,139, respectively.

Intangible Assets:  Intangible assets consist of, (i) permit costs related to the Company’s leased incineration facility in Carthage, Texas, (ii) three patents, two acquired in June 1998 and one in November 2003 and (iii) defense costs related to certain existing patents. The permit costs are being amortized over the estimated life of the incinerator facility.  The one patent acquired in November 2003 is being amortized over its estimated useful life of seventeen years. During the fiscal years ended June 30, 2009 and 2008, the Company recorded amortization expense of $26,759 and $20,474, respectively.  Accumulated amortization at June 30, 2009 and 2008 was $167,561 and $140,801, respectively.  Future amortization for intangible assets is as follows: $27,928, $27,928, $27,927, $13,538, $6,157 and $45,151 for the fiscal years ending June 30, 2010, 2011, 2012, 2013, 2014 and thereafter, respectively, for a total amortization of $148,629.

Stock-Based Compensation: The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period  (generally the vesting period of the equity

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

grant).  Share-based compensation expense, included in general and administrative expenses in the Company’s consolidated statement of operations for the fiscal years ended June 30, 2009 and June 30, 2008, was $703,806 and $70,823 respectively.  SFAS No. 123R requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows.  The Company  included $15,036 and $9,626 of excess tax benefits in our cash flows from financing activities for the fiscal years ended June 30, 2009 and June 30, 2008, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The risk free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant.  Volatility, expected life and dividend yield are based on historical experience and activity.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the fiscal year ended June 30, 2009.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2009	2008

Weighted average risk-free interest rate	2.1%	3.3%
Weighted average expected volatility	61%	88%
Weighted average expected life (in years)	3.09	5.2
Dividend yield	-	-

For stock-based awards granted on or after July 1, 2006, the Company considers an estimated forfeiture rate for stock options and RSUs based on historical experience and the anticipated forfeiture rates during the future contract life.

Revenue Recognition:  The Company complies with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Under SAB No. 104, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems, referred to as “Mailbacks” and  Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal (incineration) of the container system.  The individual fair value of the transportation and incineration services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value.  Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility.  The Mailback container system is mailed to the incineration facility using the USPS.  Incineration revenue is recognized upon the destruction and certification of destruction having been prepared on the container.  Since the transportation element and the incineration elements are undelivered services at the point of initial sale of the container, the Mailback and incinerator revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and incineration elements are recognized at the point of sale.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Fees and Costs:  The Company records amounts billed to customers for shipping and handling as revenue.  Costs incurred by the Company for shipping and handling have been classified as cost of revenues.

Additional Product Related Costs:  The Company records inbound shipping, purchasing and receiving costs, inspection costs, warehousing costs and other product related costs as cost of revenues.

Advertising Costs:  Advertising costs are charged to expenses when incurred and totaled $45,920 and $20,292 for the fiscal years ended June 30, 2009 and 2008, respectively.

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

Employee Benefit Plans:  In addition to group health related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees.  The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%).  Company contributions to the 401(k) plan were $24,567 and $20,700 for the fiscal years ended June 30, 2009 and 2008, respectively, and are included in selling, general and administrative expenses. For purposes of the group health benefit plan, the Company self-insures an amount equal to the excess of the employees’ deductible ($1,000 for individual and $2,000 for family coverage) up to the amount by which the third party insurance coverage begins ($5,000 for individual and $10,000 for family). The amount of liability at June 30, 2009 and 2008 was $9,069 and $3,267, respectively, and is included in “Accrued Liabilities”.

Income Taxes:  The liability method is used in accounting for deferred income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income Per Share:  Earnings per share (“EPS”) data for all years presented has been computed pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, that requires a presentation of basic and diluted EPS.  Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period adjusted for preferred stock dividends, if any.  Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

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
JUNE 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertain Tax Positions: The Company adopted the provisions of FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, - an interpretation of FASB Statement No. 109, effective  July 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements. The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statements of income. At June 30, 2009 and 2008, the Company did not have any FIN 48 liability or gross recognized tax benefit. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States – fiscal years ended June 30, 2006, 2007, 2008 and 2009
•	State of Texas – fiscal years ended June 30, 2005, 2006, 2007, 2008 and 2009

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements, SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  In February, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2.  This FSP defers the effective date of SFAS 157 for non-financial assets and liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted SFAS 157 effective July 1, 2008, except for non financial assets and liabilities as permitted by FSP SFAS 157-2, and the adoption of such statement did not have a significant impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 effective July 1, 2008. The Company elected to not fair value any additional financial instruments and thus the adoption of the standard did not have a material impact on its consolidated financial position and consolidated results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes principles and requirements for subsequent events.  This statement defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  SFAS 165 also sets forth the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for the interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. We evaluate events and transactions that occur after the balance date but before the financial statements are issued.  We evaluated such events and transactions through September 22, 2009, when the consolidated financial statements were electronically filed with the SEC.

Reclassifications: Certain items in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation, for which there was no effect on income or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2009 and 2008, property and equipment consisted of the following:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

		June 30,
	Useful Life	2009	2008
Furniture and fixtures	3 to 5 years	$96,259	$62,232
Equipment	3 to 15 years	1,559,198	515,499
Manufacturing	15 years	221,636	221,636
Computers and software	3 to 5 years	1,021,491	831,934
Plant and Equipment	3 to 5 years	1,524,117	667,484
Land		19,325	10,000
		4,442,026	2,308,785
Less: accumulated depreciation		996,973	933,129

Net property and equipment		$3,445,053	$1,375,657

Depreciation expense included in Cost of Goods Sold in the fiscal years ended 2009 and 2008 is $30,893 and $44,445, respectively.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

On March 16, 2009, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million line of credit facility (the “Facility”), the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) prime rate (interest per annum announced from time to time by the Bank) or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 31, 2010, the maturity date of the Facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined in the Credit Agreement) plus (ii) 50% of Eligible Inventory (as defined in the Credit Agreement). The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a specified tangible net worth and capital expenditure limits. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of June 30, 2009, the borrowing base has been reduced by $97,391 in letters of credit outstanding drawn against the line of credit.   As of June 30, 2009 and 2008, no amounts related to the Credit Agreement were outstanding.  Under the Credit Agreement, and based upon the Company’s June 30, 2009 level of accounts receivable and inventory, the amount available to borrow at fiscal year end was $1.6 million.

NOTE 5 - INCOME TAXES

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2009 and 2008 is as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

	Year Ended June 30,
	2009	2008

Statutory rate	35.0%	34.0%
State income taxes, net	0.9%	14.1%
Meals and entertainment	0.6%	25.7%
Change in valuation allowance	(51.6%)	(48.5%)
AMT benefit from stock-based compensation	0.4%	(10.2%)
Return to provision	(5.3%)	(11.0%)
	(20.0%)	4.1%

For the fiscal year ended June 30, 2009, state income taxes relate to the Texas Margin Tax and Georgia Income Tax. For the fiscal year ended June 30, 2008, state income taxes relate to the Texas Margin Tax.

At June 30, 2009 and 2008, significant components of deferred tax assets and liabilities are approximated as follows:

	June 30,
	2009	2008
Deferred tax assets relating to:
Accounts receivable allowance	5,907	5,202
Accrued vacation	13,475	-
Deferred revenue	675,610	536,992
Stock Compensation	104,182	25,859
Net operating loss carryforwards and other credits	1,493,500	2,408,947
Total deferred tax assets	2,292,674	2,977,000

Deferred tax liablities related to:
Depreciation differences	(154,667)	(31,636)
	2,138,007	2,945,364
Valuation allowance	-	(2,945,364)

Net deferred tax asset	$2,138,007	$-

At June 30, 2009 and 2008, components of Income Tax Expense Benefit are as follows:

	Year Ended June 30,
	2009			2008
	Current	Deferred	Total	Current	Deferred	Total

State	46,555	-	46,555	15,000	-	15,000
Federal	74,151	(820,557)	(746,406)	(11,554)	-	(11,554)

	120,706	(820,557)	(699,851)	3,446	-	3,446

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

During the fiscal year ended June 30,2009, the Company evaluated the need for the valuation allowance on its deferred tax asset balances.  Based on that evaluation the Company determined it was more likely than not that the Company would realize these deferred tax assets and, as such, the valuation allowance was reduced to zero.

At June 30, 2009, the Company had net operating loss carryforwards for income tax purposes of approximately $5.1 million.  The carryforwards will expire beginning June 30, 2010 through June 30, 2027 if not otherwise used.  There is a limitation under the Internal Revenue Code Section 382 on the Company’s net operating losses generated prior to 1998.  This limitation will cause $0.9 million of losses to expire unused.  Therefore, only $4.2 million of the Company’s net operating loss carryforwards are available for use in future years. Of the $4.2 million, $2.9 relates to excess tax deductions related to options which were previously accounted for under APB 25. A tax benefit of $1.3 million resulting from the reduction of the deferred tax valuation allowance was recorded in the quarter ended December 31, 2008 to additional paid in capital.  In addition, $0.1 million of net operating loss relates to excess tax deductions for stock compensation accounted for under SFAS 123R.  The benefit for this net operating loss will be recorded to additional paid in capital in the period the loss is utilized.

NOTE 6 - STOCK TRANSACTIONS

During the fiscal year ended June 30, 2009, stock options to purchase 435,100 of the Company’s shares of common shares were exercised.  Total proceeds to the Company were $451,470 (average exercise price of $1.04 per share).  During the fiscal year ended June 30, 2008, stock options to purchase 581,730 of the Company’s shares common stock were exercised.  Total proceeds to the Company were $554,389 (average exercise price of $0.95 per share).

NOTE 7 - STOCK BASED-COMPENSATION

The Company sponsors the Sharps Compliance Corp. 1993 Stock Plan (the “Plan”) covering employees, consultants and non-employee directors.  The Plan, as amended, provides for the granting of stock-based compensation (stock options or restricted stock) up to 4,000,000 shares of the Company’s common stock of which 1,254,960 shares are outstanding as of June 30, 2009. The Company also has issued 637,500 non-Plan options to purchase common stock of which 215,000 are outstanding as of June 30, 2009. Options granted generally vest over a period of three years and expire seven years after the date of grant.  Restricted stock generally vests over a three year period.

The summary of activity for all stock options during the fiscal years ended June 30, 2009 and 2008 is presented in the table below:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

	Options Outstanding	Weighted Average Exercise Price
Balance, July 1, 2007	2,208,330	$1.06
Granted	140,000	$2.65
Exercised	(581,730)	$0.95
Forfeited or Canceled	(110,000)	$3.02

Balance, July 1, 2008	1,656,600	$1.10	(1)
Granted	206,500	$2.10
Exercised	(435,100)	$1.04
Forfeited or Canceled	(30,000)	$2.82

Balance, June 30, 2009	1,398,000		(2)

Exercisable at June 30, 2009	1,209,832		(2)

(1)  Excludes 101,000 shares of Restricted Stock
(2)  Excludes 71,960 shares of Restricted Stock

As of June 30, 2009 and 2008, there were 536,006 and 224,444 options, respectively, available for grant under the Plan.

The following table summarizes information about stock options outstanding as of June 30, 2009:

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2009	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.50 - $1.50	1,061,500	1.63	$ 0.87
$1.51 - $2.50	275,000	6.19	$ 2.18
$2.51 - $3.50	60,000	5.56	$ 3.00
$3.51 - $5.50	1,500	6.93	$ 5.45

	1,398,000		$ 1.17

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

	Options Outstanding and Exercisable
Range of Exercise Price	Outstanding and Exercisable as of June 30, 2009	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.50 - $1.50	1,061,500	1.63	$ 0.87
$1.51 - $2.50	125,000	6.23	$ 2.16
$2.51 - $3.50	23,332	5.43	$ 3.06
$3.51 - $5.50	-	-	$ -

	1,209,832		$ 1.05

As of June 30, 2009 there was $276,693 of option compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.27 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases:  Sharps currently leases 196,018 square feet of rentable (office and warehouse) space in Houston, Texas and College Park, Georgia.  The leases expirations range from February 2012 to January 2015.  Rent expense for the fiscal years ended June 30, 2009 and 2008 was $435,768 and $316,787, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2009 are as follows:

Year Ending June 30,

2010	$ 958,032
2011	1,377,086
2012	1,195,854
2013	1,145,914
2014	1,155,740
There after	489,574

$ 6,322,200
Former Employee Matters:

On June 14, 2004, the Company provided Mr. Ronald E. Pierce (“Mr. Pierce”), its then Chief Operating Officer, with notice of non-renewal of his employment agreement.  As such, July 14, 2004 was Mr. Pierce’s last day of employment. The Company advised Mr. Pierce that under the terms of the employment contract no further compensation (including services) was due.  On July 15, 2008, the Company received a demand for arbitration from Mr. Pierce.  The claim amount under the demand for arbitration is $300,001. The Company has also received various letters from Mr. Pierce’s attorney advising that Mr. Pierce is taking the position that the non-renewal of this employment agreement was not timely and, therefore, Mr. Pierce was terminated without cause. Additionally, Mr. Pierce claims that the Company had no right to terminate him on the anniversary date of his agreement without the obligation of paying Mr. Pierce as if he were terminated without cause.  The Company believes that notice of such

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

non-renewal was timely, and that in accordance with Mr. Pierce’s employment agreement, the Company was entitled to provide notice thirty days prior to the anniversary of its intent to terminate the agreement, and no severance would therefore be due to Mr. Pierce.

The claim is currently in arbitration with a decision expected in the quarter ended March 31, 2010.

The Company believes it has meritorious defenses against Mr. Pierce’s claims (including among others, the Company’s belief that the claim to arbitrate is time barred) and believes that a material loss is remote and therefore has not recorded a liability related to this matter.

Other:

On December 21, 2007, the Company entered into a Settlement Agreement and Release with Drive Medical Design and Manufacturing (“Drive Medical”) whereas Drive Medical would among other things direct the production of the Company’s Pitch-It™ IV Pole products via an overseas manufacturer.  Under this Agreement, the Company is subject to a minimum annual purchase commitment of $600,000 for each subsequent calendar year succeeding the first thirteen calendar months following the effective date of the agreement December 21, 2007 through February 2012.  During the contract periods December 21, 2007 through January 31, 2008 and February 1, 2008 through January 31, 2009 the Company exceeded the $600,000 required minimum.

The Company is also involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

NOTE 9 - EARNINGS PER SHARE

Earnings per share are measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options and restricted stock. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the treasury stock method. Vested restricted shares are included in basic common shares outstanding, and unvested restricted shares are included in the diluted common shares outstanding if the effect is dilutive. The following information is necessary to calculate earnings per share for the periods presented:

	Year Ended June 30,
	2009	2008

Net income, as reported	$4,197,090	$81,573

Weighted average common shares outstanding	12,907,688	12,313,160
Effect of dilutive stock options	1,088,519	1,227,221
Weighted average diluted common shares outstanding	13,996,207	13,540,381

Net income per common share
Basic	$0.33	$0.01
Diluted	$0.30	$0.01

Employee stock options excluded from computation of diluted
income per share amounts because their effect would
be anti-dilutive	-	85,000