Form 10-Q
period 2009-09-30
SHARPS COMPLIANCE CORP
filed 2009-10-30
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number:  001-34269
_______________________

SHARPS COMPLIANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9220 Kirby Drive, Suite 500, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 432-0300
(Issuer’s telephone number)

        Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No  ☐

      Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  No 

      Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

        As of October 28, 2009, there were 13,575,105 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,441	$4,792
Accounts receivable, net of allowance for doubtful accounts of $24 and
$17, respectively	6,411	1,606
Inventory	2,773	2,283
Prepaid and other current assets	796	776
Deferred income taxes	820	17
TOTAL CURRENT ASSETS	19,241	9,474

PROPERTY AND EQUIPMENT, net of accumlated depreciaion of $1,151 and
$997, respectively	3,613	3,445

DEFERRED INCOME TAXES, non-current	-	2,121

INTANGIBLE ASSETS, net of accumulated amortization of $175 and
$168, respectively	147	148

TOTAL ASSETS	$23,001	$15,188

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,138	$2,499
Accrued liabilities	2,490	1,188
Deferred revenue	1,365	1,221
TOTAL CURRENT LIABILITIES	5,993	4,908

LONG-TERM DEFERRED REVENUE	642	625

RENT ABATEMENT	259	85

TOTAL LIABILITIES	6,894	5,618

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized;
13,445 and 13,258 shares issued and outstanding, respectively	135	133
Additional paid-in capital	12,422	11,706
Retained earnings (accumulated deficit)	3,550	(2,269)
TOTAL STOCKHOLDERS' EQUITY	16,107	9,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,001	$15,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Three Months
	Ended September 30,
	2009	2008
	(Unaudited)

REVENUES	$15,379	$4,270

COSTS AND EXPENSES
Cost of revenues	4,488	2,420
Selling, general and administrative	1,814	1,163
Depreciation and amortization	95	77
TOTAL COSTS AND EXPENSES	6,397	3,660

OPERATING INCOME	8,982	610

OTHER INCOME
Interest income	4	12
Other income	-	2
TOTAL OTHER INCOME	4	14

INCOME BEFORE INCOME TAXES	8,986	624

INCOME TAX EXPENSE
Current	1,849	19
Deferred	1,318	-
TOTAL INCOME TAX EXPENSE	3,167	19

NET INCOME	$5,819	$605

NET INCOME PER COMMON SHARE
Basic	$0.44	$0.05
Diluted	$0.40	$0.04

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME PER COMMON SHARE:

Basic	13,373	12,662
Diluted	14,527	13,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,819	$605
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	161	76
Stock based compensation expense	206	37
Excess tax benefits from stock-based award activity	(303)	(8)
Deferred tax expense	1,318	-
Changes in operating assets and liabilities:
Decrease in restricted cash	-	10
Increase in accounts receivable	(4,805)	(687)
(Increase) decrease in inventory	(490)	11
(Increase) decrease in prepaid and other current assets	(20)	78
Increase in accounts payable and accrued liabilities	1,419	162
Increase in deferred revenue	161	317
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,466	601

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(322)	(242)
Additions to intangible assets	(6)	(16)
NET CASH USED IN INVESTING ACTIVITIES	(328)	(258)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	303	8
Proceeds from exercise of stock options	208	161
NET CASH PROVIDED BY FINANCING ACTIVITIES	511	169

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,649	512

CASH AND CASH EQUIVALENTS, beginning of period	4,792	2,035

CASH AND CASH EQUIVALENTS, end of period	$8,441	$2,547

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$90	$-

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2009 and the results of its operations and cash flows for the three months ended September 30, 2009 and 2008.  The results of operations for the three months ended September 30, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company complies with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Under SAB No. 104, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Disposal by Mail Systems®, referred to as “Mailbacks” and  Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal of the container system.  The individual fair value of the transportation and treatment services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value.  Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility.  The Mailback container system is mailed to the treatment facility using the United States Postal Service “USPS” and United Parcel Service “UPS”.  Treatment revenue is recognized upon the destruction and certification of destruction having been prepared on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the container, the Mailback and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

On June 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board “FASB” to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”.  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transaction that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes had no impact on the Financial Statements. The Company evaluated such events and transactions through October 30, 2009, when the consolidated financial statements were electronically filed with the SEC.

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification TM “Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In October 2009, the FASB Emerging Issue Task Force issued new accounting guidance related to multiple-deliverable revenue arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services “deliverables” separately rather than as a combined unit.   The amendment affects accounting and reporting for all vendors that enter into multiple-deliverable arrangements. The standard provides amendments to the criteria for separating consideration in multiple-deliverable arrangements and will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this standard will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP.  The amendments in this standard significantly expand the disclosures related to multiple-deliverable revenue arrangements.  The amendments in this standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company will be required to adopt this standard in the first quarter of fiscal year 2011.  Management is currently evaluating the requirements of the standard and whether it will have a material impact on its financial position and results of operations.

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2009 was 35.25%.  For the three months ended September 30, 2008 the Company recorded income tax expense of $19 thousand as it was in an Alternative Minimum Tax (“AMT”) status.

Accrued liabilities at September 30, 2009 includes current income taxes payable (federal and state) of $1.5 million which is expected to be paid in December 2009.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 16, 2009, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million line of credit facility (the “Facility”), the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) the prime rate (interest per annum announced from time to time by JP Morgan Chase Bank, N.A.) or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 31, 2010, the maturity date of the Facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined in the Credit Agreement) plus (ii) 50% of Eligible Inventory (as defined in the Credit Agreement). The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a specified tangible net worth and capital expenditure limits. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of September 30, 2009, the borrowing base has been reduced by approximately $97 thousand in letters of credit outstanding drawn against the line of credit.   As of September 30, 2009 and June 30, 2009, no amounts related to the Credit Agreement were outstanding.  Under the Credit Agreement, and based upon the Company’s September 30, 2009 level of accounts receivable and inventory, the amount available to borrow at September 30, 2009 was $2.4 million.

NOTE 7 – STOCK-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Share-based compensation expense, included in selling, general and administrative expenses in the Company’s consolidated statements of income for the three months ended September 30, 2009 and 2008, was $206 thousand and $37 thousand, respectively.  Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows.  The Company included excess tax benefits in its cash flows from financing activities for the three months ended September 30, 2009 and 2008 of $303 thousand and $8 thousand, respectively.

NOTE 8 - EARNINGS PER SHARE

Earnings per share are measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options and restricted stock. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the Treasury Stock Method. Vested restricted shares are included in basic common shares outstanding, and unvested restricted shares are included in the diluted common shares outstanding if the effect is dilutive. The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three Months Ended September 30,
	2009	2008
	(Unaudited)

Net income, as reported	$5,819	$605

Weighted average common shares outstanding	13,373	12,662
Effect of dilutive stock options	1,154	1,042
Weighted average diluted common shares outstanding	14,527	13,704

Net income per common share
Basic	$0.44	$0.05
Diluted	$0.40	$0.04

Employee stock options excluded from computation of diluted
income per share amounts because their effect would
be anti-dilutive	-	60

NOTE 9 - STOCK TRANSACTIONS

During the quarter ended September 30, 2009, stock options to purchase 171,100 of common shares were exercised.  Total proceeds to the Company were approximately $208 thousand (average price of $1.22 per share).  During the quarter ended September 30, 2008 stock options to purchase 194,600 common shares were exercised.  Total proceeds to the Company were approximately $161 thousand (average price of $0.83 per share).

As of September 30, 2009 there was $1.2 million of compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.1 years.

NOTE 10 – INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2009	2009
	(Unaudited)
Finished goods	$1,687	$1,212
Raw materials	1,086	1,071
Total	$2,773	$2,283

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payables, and accrued liabilities approximate fair value due to the short term nature of these instruments.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate”, “believe”, “expect”, “estimate”, “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, expected, estimated or intended.  The Company does not intend to update these forward-looking statements.

GENERAL

Sharps is a leading comprehensive provider of cost-effective disposal solutions for medical waste and unused dispensed medication generated outside the hospital and large healthcare facility setting.  These solutions include Sharps Disposal by Mail System®, RxTakeAway™, Sharps®MWMS™, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.  Some products and services facilitate compliance with state and federal regulations by tracking, treating and documenting the disposal of medical waste and unused dispensed medication.  Additionally, some products and services facilitate compliance with educational and training requirements that meet federal, state, and local regulatory and compliance requirements.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2009 and 2008.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)

Net revenues	100%	100%
Costs and expenses
Cost of revenues	(29%)	(57%)
Selling, general and administrative	(12%)	(27%)
Depreciation and amortization	(1%)	(2%)
Total costs and expenses	(42%)	(86%)
Operating income	58%	14%
Total other income	0%	0%
Income tax expense	20%	0%
Net income	38%	14%

THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Total revenues for the three months ended September 30, 2009 of $15.4 million increased by $11.1 million, or 260%, over the total revenues for the three months ended September 30, 2008 of $4.3 million.  Customer billings by market are as follows (in thousands):

	(unaudited)
	Three-Months Ended September 30,
	2009	2008	Variance

BILLINGS BY MARKET:
Government	$11,017	$55	$10,962
Health Care	1,622	1,907	(285)
Retail	1,547	841	706
Professional	421	248	173
Pharmaceutical	319	875	(556)
Hospitality	261	209	52
Other	254	168	86
Agriculture	86	174	(88)
Commercial	64	185	(121)
Subtotal	15,591	4,662	10,929
GAAP Adjustment *	(212)	(392)	180
Revenue Reported	$15,379	$4,270	$11,109

*Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenue.  Customer billings include all invoiced amounts associated with products shipped during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.  See Note 3 “Revenue Recognition” in “Notes to Consolidated Financial Statements”.

This Quarterly Report on Form 10-Q contains certain financial information not derived in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported.  Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies.  Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in revenues is primarily attributable to increased billings in the Government ($11.0 million), Retail ($0.7 million), and Professional ($0.2 million) markets.  The increases were partially offset by decreased billings in the Pharmaceutical ($0.6 million), Healthcare ($0.3 million), and Commercial ($0.1 million) markets. The increase in the Government market is a result of $11.0 million in billings related to the sale of the Company’s Sharps®MWMS™ to an agency of the United States Government under the contract announced in February 2009. The increase in the billings in the Retail market is a result of, (i) increased market and customer penetration, (ii) a strong 2009 flu shot season (i.e., purchases of the Sharps Disposal By Mail Systems® by retail clinics and pharmacies who use the products to collect, store and properly dispose of syringes used to administer flu-related shots) and (iii) increased purchases of the Sharps Disposal By Mail Systems® used to support community programs. The increase in the Professional market billings was driven by higher demand for the Company’s products as professional offices (doctors, dentists, and veterinary) are made aware of the Company’s Sharps Disposal By Mail System® products as cost-effective and convenient alternatives to the traditional medical waste pick up service.  The decrease in Pharmaceutical market billings is due to the variability in timing associated with the Patient Support Programs the Company provides to the drug manufacturers. The decrease in the Health Care market billings is related to the ordering patterns of the larger home healthcare customers as well as additional distributor incentives designed to drive future growth in this market.

Cost of revenues for the three months ended September 30, 2009 of $4.5 million was 29% of revenues.  Cost of revenues for the three months ended September 30, 2008 of $2.4 million was 57% of revenue.  The higher gross margin for the quarter ended September 30, 2009 of 70.8% (versus 43.3% for the quarter ended September 30, 2008) was a result of (i) the higher revenue (i.e. higher coverage of fixed cost components in cost of goods sold) and (ii) the mix of products and services sold in the quarter ended September 30, 2009 versus the quarter ended September 30, 2008.

Selling, general and administrative (“S, G & A”) expenses for the three months ended September 30, 2009 of $1.8 million, increased by $651 thousand, from S, G & A expenses for the three months ended September 30, 2008.  The increase in S, G & A is primarily due to higher (i) compensation and benefit expense including payroll tax of $189 thousand, (ii) non-cash, 123(R) stock based compensation expense of $169 thousand, (iii) professional fees of $105 thousand, (iv) costs related to increased sales and marketing-related activities of $104 thousand, (v) general office expense of $19 thousand, (vi) investor relation expenses of $18 thousand and (vii) computer and systems-related expenses of $34 thousand.  The increase in compensation expense is due primarily to an increased number of employees (from 33 to 48) to support the growth experienced by the Company and increased sales and marketing-related activities.  The increase in non-cash  stock-based award expense was primarily due to the accrued quarterly expense associated with the award of restricted stock for the fiscalyear 2010 Board of Director compensation and the award of additional stocks options in November 2008 and July 2009 to employees, including officers.

The increase in professional fees was a result of expenses associated with (i) the Ronald Pierce former employment-related arbitration (ii) consulting fees for several ongoing sales and marketing projects and (iii) general corporate matters.

The Company generated operating income of $9.0 million for the three months ended September 30, 2009 compared to $0.6 million for the three months ended September 30, 2008.  The operating margin was 58.4% for the three months ended September 30, 2009 compared to 14.3% for the three months ended September 30, 2008. The increase in operating income and operating margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated income before tax of $9.0 million for the three months ended September 30, 2009 versus a pre-tax income of $625 thousand for the three months ended September 30, 2008.  The increase in income before tax is a result of higher operating income (discussed above).

The Company generated net income of $5.8 million for the three months ended September 30, 2009 compared to net income of $605 thousand for the three months ended September 30, 2008.  The increase in net income is a result of higher operating income (discussed above).

The Company reported diluted earnings per share of $0.40 for the three months ended September 30, 2009 versus diluted earnings per share of $0.04 for the three months ended September 30, 2008.  The increase in diluted earnings per share is a result of a higher net income (discussed above).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers, government and healthcare and commercial organizations become more aware of the need for the proper disposal of medical sharps waste and unused dispensed medications. This education process was enhanced in December 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps, revising the previous guidance that advised patients to dispose of used syringes in the trash (see www.epa.gov/epaoswer/other/medical/sharps.htm).  Additionally, in July 2006 the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. Currently, seven states ban the disposal of used syringes in the trash and five states are considering or have introduced similar legislation, while the remaining states operate under the EPA guidance noted above.   In August 2008, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, which, if enacted, would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. In October 2009, California passed Senate Bill 486 requiring drug companies that market and sell prescribed medications that are routinely injected at home to submit plans to the California Integrated Waste Management Board on or before July 1, 2010 (and annually thereafter) describing how they support safe needle collection and disposal programs for patients using their drugs. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company.  The CDC and the EPA estimate that there are over three billion used syringes disposed of annually outside of the hospital setting in the United States. Additionally, the Company estimates that it would require 30 to 50 million Sharps Disposal by Mail System® products to properly dispose of all such syringes, which would equate to a market opportunity of over $1 billion. Based upon the current level of sales, the Company estimates that it has penetrated approximately 1% of this market.

The Company continues to develop new products and services including the Sharps® MWMS™, the RxTakeAway™ line of products and the 18 gallon Medical Professional Sharps Disposal by Mail System®. The Company continues to develop products and services designed to facilitate the proper and cost effective disposal of medical waste and unused dispensed medication generated outside the hospital and large healthcare facility setting. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the existing and above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing efforts and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost-effective disposal of medical waste and unused dispensed medications generated outside the hospital and large healthcare facility setting.

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

The Company is experiencing a strong flu shot business (included in the Retail market billings) in light of the global concern over the H1N1 flu virus.  While the flu shot business traditionally positively impacts the quarter ended September 30, the Company believes that the December 31, 2009 quarter will most likely be positively impacted by the flu shot season consistent with the expected administration of flu-related shots through the end of the calendar year 2009 and quite possibly into the quarter ended March 31, 2010.

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.  On February 2, 2009, the Company announced a $40 million contract award (the “U.S. Government Contract”) to provide its Sharps®MWMS™ to an agency of the United States Government. The total contract is expected to be executed over a five year period (one year plus four option years). The Company has received a purchase order for $28.5 million which represents products and services to be provided during the first contract year of which $6.0 million was billed, in aggregate, in the quarters ended March 31, and June 30, 2009 and $11.0 million in the quarter ended September 30, 2009. The Company expects to bill $11.5 million related to the U.S. Government Contract in the quarter ending December 31, 2009. The remaining $11.5 million is expected to be earned during fiscal years 2011 through 2014 as the program moves from the production phase to the maintenance phase.  The above amounts are estimates only and are subject to change.  Although the Company believes the amounts above to be reasonable based upon its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.

The Sharps®MWMS™, a Medical Waste Management System, is a comprehensive medical waste and unused dispensed medication solution which includes an array of products and services necessary to effectively collect, store and dispose of medical waste and unused dispensed medication outside of the hospital or large healthcare facility setting. Sharps®MWMS™, which is designed for rapid deployment, features the Sharps Disposal By Mail System® and RxTakeAway™ products (the “Products”) combined with warehousing, inventory management, training, data and other services (the “Services”) necessary to provide a comprehensive solution. The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs.

The Company recognizes revenue for the Product portion of the contract in accordance with the revenue recognition policy for the Sharps Disposal By Mail System® products. The Services portion of the contract, described above, is recognized as services are performed.

The Company serves customers in multiple markets including, but not limited to, Healthcare, Government, Professional, Pharmaceutical, Industrial, Agriculture and Hospitality. As shown in the results for the fiscal year ended June 30, 2009 and first quarter ended September 30, 2009, the Company has not experienced a downturn in its overall business, rather an increase in the majority of markets in which it serves. Order activity and purchase trends remain positive in most markets served. Additionally, the Company (i) expects the strong flu shot business for the 2009 flu season to continue through the quarter ended December 31, 2009 as a result of the recent concerns regarding the H1N1 virus (as discussed above) and (ii) believes it will continue to experience significant growth for the quarter ending December 31, 2009 as it continues to execute on the U.S. Government Contract (discussed above). The Company currently has a significant cash balance, no debt, and an undrawn $2.5 million line of credit.

California Senate Bill 486, which was signed into law on October 12, 2009, requires pharmaceutical manufacturers who sell or distribute medications that are routinely injected at home to submit plans to the California Integrated Waste Management Board (the “Board”) on or before July 1, 2010 describing how they support and provide safe syringe and needle collection and disposal programs for their patients.  The manufacturers are also required to post those plans on their website and the Board will post the information on its website as well in order to help educate consumers regarding safe and effective means to dispose of their used needles and syringes or injection devices.

Sharps believes its proven Patient Support Program (in place with pharmaceutical manufacturers since 2006) is an excellent solution for the patients of pharmaceutical manufacturers as it facilitates the proper, convenient and cost-effective storage, collection and disposal of used syringes.

Sharps’ Patient Support Program includes the direct fulfillment of the Sharps Disposal By Mail System® to the pharmaceutical manufacturers’ self-injecting patient support program participants, who use the product as a convenient means of disposing of used syringes, educational information on the disposal process and distinctive branding for the manufacturer’s product.  The Company’s SharpsTracer™ system tracks the return of the Sharps Disposal By Mail System® by the patient to the treatment facility, where the package is processed prior to destruction utilizing the Company’s proprietary and customizable system.  This data is electronically transmitted and available to the pharmaceutical manufacturer via the Company’s proprietary data warehouse which aids in monitoring drug usage and establishes a touch point for individual patient follow-up.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3.6 million to $8.4 million at September 30, 2009 from $4.8 million at June 30, 2009. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $3.5 million plus proceeds from the exercise of stock options of $208 thousand, partially offset by capital expenditures of $328 thousand.

Accounts receivable increased by $4.8 million to $6.4 million at September 30, 2009 from $1.6 million at June 30, 2009. The increase is a direct result of the increase in billings generated by the Company for the quarter ended September 30, 2009 of $15.6 million versus the quarter ended June 30, 2009 of $3.9 million. The accounts receivable of $6.4 million at September 30, 2009 included $4.3 million related to the U.S. Government Contract which was collected in October of 2009.

Inventory increased by $490 thousand to $2.8 million at September 30, 2009 from $2.3 million at June 30, 2009.  The increase in inventory is attributable to (i) the production of products in conjunction with the U.S. Government Contract (ii) the build up of inventory to facilitate the anticipated increase in demand of the Sharps Disposal By Mail System® related to the 2009 flu season and (iii) bulk purchases of Sharps Secure® and Pitch-It™ IV Poles which are manufactured overseas (six to eight weeks of product sales ordered at a time).

As of the quarter ended September 30, 2009, the Company is no longer in a net operating loss position and is a current tax payer. Accrued liabilities at September 30, 2009 included a $1.5 million income tax payable which is expected to be paid in December of 2009.

Property and equipment increased by $168 thousand to $3.6 million at September 30, 2009 from $3.4 million at June 30, 2009.  The increase in property and equipment is due to capital expenditures of $322 thousand which was partially offset by depreciation expense of $154 thousand. The capital expenditures are attributable primarily to the purchase of, (i) warehouse/operations-related equipment of $135 thousand, (ii) molds, dies and printing plates for production of $118 thousand, (iii) treatment facility improvements of $28 thousand and(iv) computer equipment and custom software programming totaling $38 thousand. The warehouse/operations equipment included equipment necessary to accommodate the automation and continued expansion of in-house assembly and production of the Company’s products.  The molds and printing plates were procured for development of new products and additional production capacity in light of the Company’s growth.

Accounts payable decreased by $361 thousand to $2.1 million at September 30, 2009 from $2.5 million at June 30, 2009.  The decrease is a result of the timing of payments for products purchased and capital expenditures.

Accrued liabilities increased by $1.3 million to $2.5 million at September 30, 2009 from $1.2 million at June 30, 2009.  The increase is due primarily to the recording of $1.5 million in federal and state income tax payable (discussed above).

Stockholder’s equity increased by $6.5 million from $9.6 million to $16.1 million.  This increase is attributable to, (i) net income for the three months ended September 30, 2009 of $5.8 million, (ii) the effect of stock options to purchase 171,000 common stock exercised with proceeds of $208 thousand (average exercise price of $1.22), (iii) the effect on equity (credit) of non-cash stock based award expense of $206 thousand and (iv) the excess tax benefits from stock-based award activity of $303 thousand.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit with JPMorgan Chase Bank, N.A. will be sufficient to fund operations for the twelve months  ending  September 30, 2010.  Terms of the line of credit are expected to be renewed in March 2010 under similar or more favorable (increased line) terms currently in place.

CRITICAL ACCOUNTING ESTIMATES

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment and disposal of the container system. Since the transportation element and the treatment element are undelivered services at the point of initial sale of the container, the revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements is recognized at the point of sale.

RECENTLY ISSUED ACCOUNTING STANDARDS

On June 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board “FASB” to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”.  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transaction that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the

Financial Statements.  The Company evaluated such events and transactions through October 30, 2009, when the consolidated financial statements were electronically filed with the SEC.

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification TM “Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In October 2009, the FASB Emerging Issue Task Force issued new accounting guidance related to multiple-deliverable revenue arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services “deliverables” separately rather than as a combined unit.   The amendment affects accounting and reporting for all vendors that enter into multiple-deliverable arrangements. The standard provides amendments to the criteria for separating consideration in multiple-deliverable arrangements and will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this standard will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP.  The amendments in this standard significantly expand the disclosures related to multiple-deliverable revenue arrangements.  The amendments in this standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company will be required to adopt this standard in the first quarter of fiscal year 2011.  Management is currently evaluating the requirements of the standard and whether it will have a material impact on its financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by the item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including, its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (September 30, 2009).

Changes in Internal Control over Financial Reporting

During the first quarter of the fiscal year 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

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

The claim is currently in arbitration with a decision expected in the quarter ending March 31, 2010.

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

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: October 30, 2009	By: /s/ Dr. Burton J. Kunik Chairman of the Board of Directors, and Chief Executive Officer

Dated: October 30, 2009	By: /s/ David P. Tusa Executive Vice President, Chief Financial Officer, Business Development and Corporate Secretary