Form 10-Q
period 2009-12-31
SHARPS COMPLIANCE CORP
filed 2010-02-11
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

        As of February 08, 2010, there were 14,571,442 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,521	$4,792
Accounts receivable, net of allowance for doubtful accounts of $24 and
$17, respectively	2,020	1,606
Inventory	1,649	2,283
Prepaid and other current assets	1,957	776
Deferred income tax assets	52	17
TOTAL CURRENT ASSETS	27,199	9,474

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,337 and
$997, respectively	3,843	3,445

DEFERRED INCOME TAX ASSETS, non-current	819	2,121

INTANGIBLE ASSETS, net of accumulated amortization of $182 and
$168, respectively	159	148

TOTAL ASSETS	$32,020	$15,188

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$942	$2,499
Accrued liabilities	1,075	1,188
Deferred revenue	1,277	1,221
TOTAL CURRENT LIABILITIES	3,294	4,908

LONG-TERM DEFERRED REVENUE	583	625

RENT ABATEMENT	241	85

TOTAL LIABILITIES	4,118	5,618

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized;
14,571 and 13,258 shares issued and outstanding, respectively	146	133
Additional paid-in capital	18,590	11,706
Retained earnings (accumulated deficit)	9,166	(2,269)
TOTAL STOCKHOLDERS' EQUITY	27,902	9,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,020	$15,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Three Months
	Ended December 31,
	2009	2008
	(Unaudited)

REVENUES	$15,985	$3,370

COSTS AND EXPENSES
Cost of revenues	5,327	2,082
Selling, general and administrative	2,105	1,438
Depreciation and amortization	114	83
TOTAL COSTS AND EXPENSES	7,546	3,603

OPERATING INCOME (LOSS)	8,439	(233)

OTHER INCOME
Interest income	10	12
Other income	-	6
TOTAL OTHER INCOME	10	18

INCOME (LOSS) BEFORE INCOME TAXES	8,449	(215)

INCOME TAX EXPENSE (BENEFIT)
Current	2,883	6
Deferred	(51)	(1,806)
TOTAL INCOME TAX EXPENSE (BENEFIT)	2,832	(1,800)

NET INCOME	$5,617	$1,585

NET INCOME PER COMMON SHARE
Basic	$0.40	$0.12

Diluted	$0.38	$0.11

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME PER COMMON SHARE:

Basic	14,015	12,841
Diluted	14,883	13,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Six Months
	Ended December 31,
	2009	2008
	(Unaudited)

REVENUES	$31,364	$7,639

COSTS AND EXPENSES
Cost of revenues	9,815	4,502
Selling, general and administrative	3,920	2,601
Depreciation and amortization	208	159
TOTAL COSTS AND EXPENSES	13,943	7,262

OPERATING INCOME	17,421	377

OTHER INCOME
Interest income	13	24
Other income	-	8
TOTAL OTHER INCOME	13	32

INCOME BEFORE INCOME TAXES	17,434	409

INCOME TAX EXPENSE (BENEFIT)
Current	4,732	25
Deferred	1,267	(1,806)
TOTAL INCOME TAX EXPENSE (BENEFIT)	5,999	(1,781)

NET INCOME	$11,435	$2,190

NET INCOME PER COMMON SHARE
Basic	$0.83	$0.17

Diluted	$0.78	$0.16

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME PER COMMON SHARE:

Basic	13,722	12,752
Diluted	14,721	13,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,435	$2,190
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	354	159
Stock based compensation expense	501	126
Excess tax benefits from stock-based award activity	(736)	(13)
Deferred tax expense	1,267	(1,806)
Changes in operating assets and liabilities:
Decrease in restricted cash	-	10
(Increase) decrease in accounts receivable	(414)	51
Decrease (increase) in inventory	634	(250)
Decrease in prepaid and other current assets	382	16
Decrease in accounts payable and accrued liabilities	(2,341)	(257)
Increase in deferred revenue	14	189
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,096	415

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(738)	(580)
Additions to intangible assets	(25)	(35)
NET CASH USED IN INVESTING ACTIVITIES	(763)	(615)
.
CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	736	13
Proceeds from stock offering, net of offering costs	4,832	-
Proceeds from exercise of stock options	828	216
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,396	229

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,729	29

CASH AND CASH EQUIVALENTS, beginning of period	4,792	2,035

CASH AND CASH EQUIVALENTS, end of period	$21,521	$2,064

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$5,485	$-

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2009 and the results of its operations and cash flows for the three and six months ended December 31, 2009 and 2008.  The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

NOTE 3 – SUBSEQUENT EVENTS

The Company evaluates events and transactions after the balance sheet date and before the issuance of its financial statements. The Company evaluated subsequent events through February 11, 2010, when the consolidated financial statements were electronically filed with the SEC.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 – RECENTLY ISSUED ACCOUNTING STANDARDS

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification™ “Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

NOTE 6 - INCOME TAXES

The Company’s effective tax rate for the six months ended December 31, 2009 was 34.4%.  During the quarter ended December 31, 2008, the Company evaluated the valuation allowance on the deferred tax asset balances and reduced it to zero resulting in a credit of $1.8 million. In addition to the above, the Company recorded a current income tax provision relating to AMT and state income taxes of $6 thousand for the quarter ended December 31, 2008.

Prepaids at December 31, 2009 include a current income tax prepaid (federal) of $1.6 million.  Accrued liabilities at December 31, 2009 include current income taxes payable (state) of $145 thousand which is expected to be paid in the third quarter of fiscal 2010.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 16, 2009, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million line of credit facility (the “Facility”), the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) the prime rate (interest per annum announced from time to time by JP Morgan Chase Bank, N.A.) or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 31, 2010, the maturity date of the Facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined in the Credit Agreement) plus (ii) 50% of Eligible Inventory (as defined in the Credit Agreement). The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a specified tangible net worth and capital expenditure limits. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lenders. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of December 31, 2009, the borrowing base has been reduced by approximately $97 thousand in letters of credit outstanding drawn against the line of credit.   As of December 31, 2009 and June 30, 2009, no amounts related to the Credit Agreement were outstanding.  Under the Credit Agreement, and based upon the Company’s December 31, 2009 level of accounts receivable and inventory, the amount available to borrow at December 31, 2009 was $2.1 million.

NOTE 8 – STOCK-BASED COMPENSATION
Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Share-based compensation expense, included in selling, general and administrative and operating expenses in the Company’s consolidated statements of income for the three months ended December 31, 2009 and 2008, was $295 thousand and $37 thousand, respectively.  The expense for the six months ended December 31, 2009 and 2008, was $501 thousand and $126 thousand, respectively. Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows.  The Company included excess tax benefits in its cash flows from financing activities for the three months and six months ended December 31, 2009 of $433 thousand and $736 thousand, respectively.  The excess tax benefits in the Company’s cash flows from financing activities for the three and six months ended December 31, 2008 was $8 thousand and $13 thousand, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net income, as reported	$5,617	$1,585	$11,435	$2,190

Weighted average common shares outstanding	14,015	12,841	13,722	12,752
Effect of dilutive stock options	868	999	999	1,020
Weighted average diluted common shares outstanding	14,883	13,840	14,721	13,772

Net income per common share
Basic	$0.40	$0.12	$0.83	$0.17
Diluted	$0.38	$0.11	$0.78	$0.16

Employee stock options excluded from computation of diluted
income per share amounts because their effect would
be anti-dilutive	38	335	38	335

NOTE 10 - EQUITY TRANSACTIONS

In the second quarter of fiscal 2010, the Company completed a public offering of 577,146 shares, of which 77,146 were sold to cover the over-allotment option, at a price of $9.165 per share (net of underwriting commission).  The net proceeds of $4.8 million from the shares sold by the Company (net of offering expenses) is expected to be used for general corporate purposes, including expansion of our product offerings, facilities and infrastructure to meet the continued expected growth of the Company.

During the three months ended December 31, 2009, stock options to purchase 523,441 of common shares were exercised.  Total proceeds to the Company were approximately $620 thousand (average price of $1.18 per share).  During the three months ended December 31, 2008 stock options to purchase 50,000 common shares were exercised.  Total proceeds to the Company were approximately $55 thousand (average price of $1.10 per share).

During the six months ended December 31, 2009, stock options to purchase 694,541 of common shares were exercised.  Total proceeds to the Company were approximately $828 thousand (average price of $1.19 per share).  During the six months ended December 31, 2008 stock options to purchase 244,600 common shares were exercised.  Total proceeds to the Company were approximately $216 thousand (average price of $0.88 per share).

As of December 31, 2009 there was $1.2 million of compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 1.0 years.

NOTE 11 – INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2009	2009
	(Unaudited)
Finished goods	$1,046	$1,212
Raw materials	603	1,071
Total	$1,649	$2,283

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

GENERAL

Sharps is a leading comprehensive provider of cost-effective disposal solutions for medical waste and unused dispensed medication generated outside the hospital and large healthcare facility setting.  These solutions include Sharps Disposal by Mail System®, RxTakeAway™, Sharps®MWMS™, RxTakeAway Recovery System, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.  Some products and services facilitate compliance with state and federal regulations by tracking, treating and documenting the disposal of medical waste and unused dispensed medication.  Additionally, some products and services facilitate compliance with educational and training requirements that meet federal, state, and local regulatory and compliance requirements.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three  and six months ended December 31, 2009 and 2008.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, expressed as a percentage of revenue (unaudited):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net revenues	100%	100%	100%	100%
Costs and expenses
Cost of revenues	(33%)	(62%)	(31%)	(59%)
Selling, general and administrative	(13%)	(43%)	(12%)	(34%)
Depreciation and amortization	(1%)	(2%)	(1%)	(2%)
Total costs and expenses	(47%)	(107%)	(44%)	(95%)
Operating income (loss)	53%	(7%)	56%	5%
Total other income	0%	1%	0%	1%
Income tax expense (benefit)	18%	(53%)	19%	(23%)
Net income	35%	47%	37%	29%

THREE MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

Total revenues for the three months ended December 31, 2009 of $16 million increased by $12.6 million, or 374%, over the total revenues for the three months ended December 31, 2008 of $3.4 million.  Customer billings by market are as follows (in thousands):

	(unaudited)
	Three-Months Ended December 31,
	2009	2008	Variance

BILLINGS BY MARKET:
Government	$11,700	$66	$11,634
Health Care	1,606	1,709	(103)
Retail	1,420	455	965
Professional	375	313	62
Hospitality	240	222	18
Other	175	130	45
Commercial	99	110	(11)
Agriculture	85	93	(8)
Pharmaceutical	29	144	(115)
Subtotal	15,729	3,242	12,487
GAAP Adjustment *	256	128	128
Revenue Reported	$15,985	$3,370	$12,615

*Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenue.  Customer billings include all invoiced amounts associated with products shipped during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.  See Note 4 “Revenue Recognition” in “Notes to Consolidated Financial Statements”.

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

The increase in revenues is primarily attributable to increased billings in the Government ($11.6 million), Retail ($1.0 million), Professional ($62 thousand), and Hospitality ($18 thousand) markets.  The increases were partially offset by decreased billings in the Pharmaceutical ($115 thousand), and Healthcare ($103 thousand) markets. The increase in the Government market is a result of $11.5 million in billings related to the sale of the Company’s Sharps®MWMS™ to an agency of the United States Government under the contract announced in February 2009. The customer billings in the Government market also included $142 thousand related to the support of the City of Chicago immunization program and $77 thousand related to the sales of the RxTakeAway as part of the State of Iowa funded program. The increase in the billings in the Retail market is a result of, (i) increased market and customer penetration and (ii) a strong 2009 flu shot season (i.e., purchases of the Sharps Disposal By Mail Systems® by retail clinics and pharmacies who use the products to collect, store and properly dispose of syringes used to administer flu-related shots including H1N1). The increase in the Professional market billings was driven by higher demand for the Company’s products as professional offices (doctors, dentists, and veterinary) are made aware of the Company’s Sharps Disposal By Mail System® products as cost-effective and convenient alternatives to the traditional medical waste pick up service.  The decrease in Pharmaceutical market billings is due to the variability in timing associated with the Patient Support Programs the Company provides to the drug manufacturers. The decrease in the Health Care market billings is related to the ordering patterns of the larger home healthcare customers as well as additional distributor incentives designed to drive future growth in this market.

Cost of revenues for the three months ended December 31, 2009 of $5.3 million was 33% of revenues.  Cost of revenues for the three months ended December 31, 2008 of $2.1 million was 62% of revenue.  The higher gross margin for the quarter ended December 31, 2009 of 66.7% (versus 38.2% for the quarter ended December 31, 2008) was a result of (i) the higher revenue (i.e. higher coverage of fixed cost components in cost of goods sold) and (ii) the mix of products and services sold in the quarter ended December 31, 2009 versus the quarter ended December 31, 2008. Prior year gross margins were also adversely impacted by an increase in operations infrastructure costs as the Company prepared for higher sales volumes including those billings related to the sale of the Company’s Sharps®MWMS™ to an agency of the United States Government under the contract announced in February 2009.

Selling, general and administrative (“S, G & A”) expenses for the three months ended December 31, 2009 of $2.1 million, increased by $667 thousand, from S, G & A expenses for the three months ended December 31, 2008.  The increase in S, G & A is primarily due to higher (i) compensation and benefit expense including payroll tax of $288 thousand, (ii) non-cash, stock based compensation expense of $188 thousand, (iii) costs related to increased sales and marketing-related activities of $95 thousand, (iv) computer and systems-related expenses of $57 thousand, (v) professional fees (including sales-related) of $47 thousand and (vi) general office expense of $24 thousand.  The increase in compensation expense is due primarily to an increased number of employees to support the growth experienced by the Company and increased sales and marketing-related activities.  The increase in non-cash stock-based award expense was primarily due to the accrued quarterly expense associated with the award of 51,500 restricted stock of Company common stock to non-employee directors as the equity portion of the fiscal year 2010 Board of Director compensation (vesting over fiscal year 2010) and the award of 210,000 additional stock options, in July 2009, to employees, including officers. The increase in professional fees was a result of expenses associated with, (i) consulting fees for several ongoing sales and marketing projects and (ii) legal fees associated with the Ronald Pierce (former employment-related) arbitration.  Costs incurred during the three months ended December 31, 2008 but not correspondingly incurred in the quarter ended December 31, 2009 included recruiting fees of $23 thousand and housing-related costs for the former Company’s President and COO of $18 thousand.

The Company generated operating income of $8.4 million for the three months ended December 31, 2009 compared to an operating loss of $0.2 million for the three months ended December 31, 2008.  The operating margin was 52.8% for the three months ended December 31, 2009 compared to (6.9%) for the three months ended December 31, 2008. The increase in operating income and operating margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated income before tax of $8.4 million for the three months ended December 31, 2009 versus a pre-tax loss of $215 thousand for the three months ended December 31, 2008.  The increase in income before tax is a result of higher operating income (discussed above).

The Company generated net income of $5.6 million for the three months ended December 31, 2009 compared to net income of $1.6 million for the three months ended December 31, 2008.  The increase in net income is a result of higher operating income (discussed above).  The three months ended December 31, 2008 were positively impacted by the reduction in the deferred tax valuation allowance of $1.8 million and corresponding credit to tax expense (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

The Company reported diluted earnings per share of $0.38 for the three months ended December 31, 2009 versus diluted earnings per share of $0.11 for the three months ended December 31, 2008.  The increase in diluted earnings per share is a result of a higher net income (discussed above). The earnings per share for the quarter ended December 31, 2009 were adversely impacted by the increase in number of shares used in the computation of 1,043,379 which was a result of (i) the pro-rated impact of the 577,146 shares of Company common stock issued in conjunction with the public offering (see Note 10), (ii) the pro-rated impact of stock options to purchase 885,041of common shares (January 1, 2009 through December 31, 2009) and (iii) impact on diluted shares of the higher stock price.

SIX MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

Total revenues for the six months ended December 31, 2009 of $31.4 million increased by $23.7 million, or 311%, over the total revenues for the six months ended December 31, 2008 of $7.6 million.  Customer billings by market are as follows (in thousands):

	Six Months Ended December 31,
	2009	2008	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Government	$22,718	$121	$22,597
Health Care	3,265	3,616	(351)
Retail	2,967	1,296	1,671
Professional	796	561	235
Hospitality	502	431	71
Other	429	298	131
Pharmaceutical	310	1,019	(709)
Commercial	163	295	(132)
Agriculture	171	267	(96)
Subtotal	31,321	7,904	23,417
GAAP Adjustment *	43	(265)	308
Revenue Reported	$31,364	$7,639	$23,725

*Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenue.  Customer billings include all invoiced amounts associated with products shipped during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.  See Note 4 “Revenue Recognition” in “Notes to Consolidated Financial Statements”.

This Year-to-Date Report on Form 10-Q contains certain financial information not derived in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported.  Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies.  Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in revenues is primarily attributable to increased billings in the Government ($22.6 million), Retail ($1.7 million), Professional ($235 thousand), Other ($131 thousand) and Hospitality ($71 thousand) markets.  The increases were partially offset by decreased billings in the Pharmaceutical ($709 thousand), and Healthcare ($351 thousand) markets. The increase in the Government market is a result of $22.4 million in billings related to the sale of the Company’s Sharps®MWMS™ to an agency of the United States Government under the contract announced in February 2009. The customer billings in the Government market also included $142 thousand related to the support of the City of Chicago immunization program and $77 thousand related to the sales of the RxTakeAway as part of the State of Iowa funded program.  The increase in the billings in the Retail market is a result of, (i) increased market and customer penetration, (ii) a strong 2009 flu shot season (i.e., purchases of the Sharps Disposal By Mail Systems® by retail clinics and pharmacies who use the products to collect, store and properly dispose of syringes used to administer flu-related shots including H1N1) and (iii) increased purchases of the Sharps Disposal By Mail Systems® used to support community programs. The increase in the Professional market billings was driven by higher demand for the Company’s products as professional offices (doctors, dentists, and veterinary) are made aware of the Company’s Sharps Disposal By Mail System® products as cost-effective and convenient alternatives to the traditional medical waste pick up service.  The decrease in Pharmaceutical market billings is due to the variability in timing associated with the Patient Support Programs the Company provides to the drug manufacturers. The decrease in the Health Care market billings is related to the ordering patterns of the larger home healthcare customers as well as additional distributor incentives designed to drive future growth in this market.

Cost of revenues for the six months ended December 31, 2009 of $9.8 million was 31% of revenues.  Cost of revenues for the six months ended December 31, 2008 of $4.5 million was 59% of revenue.  The higher gross margin for the six months ended December 31, 2009 of 68.7% (versus 41.7% for the six months ended December 31, 2008) was a result of (i) the higher revenue (i.e. higher coverage of fixed cost components in cost of goods sold) and (ii) the mix of products and services sold in the six months ended December 31, 2009 versus the six months ended December 31, 2008.  Prior year gross margins were also adversely impacted by an increase in operations infrastructure costs as the Company prepared for higher sales volumes including those billings related to the sale of the Company’s Sharps®MWMS™ to an agency of the United States Government under the contract announced in February 2009.

Selling, general and administrative (“S, G & A”) expenses for the six months ended December 31, 2009 of $3.9 million, increased by $1.3 million, from S, G & A expenses for the six months ended December 31, 2008.  The increase in S, G & A is primarily due to higher (i) compensation and benefit expense including payroll tax of $477 thousand, (ii) non-cash, stock based compensation expense of $350 thousand, (iii) costs related to increased sales and marketing-related activities of $197 thousand, (iv) professional fees of $152 thousand, (v) computer and systems-related expenses of $98 thousand, (vi) general office expense of $43 thousand, and (vii) investor relation expenses of $19 thousand.  The increase in compensation expense is due primarily to an increased number of employees (increase in year-over-year headcount of eight of which six are focused on sales and marketing-related activities).  The increase in non-cash stock-based award expense was primarily due to the accrued quarterly expense associated with the award of 51,500 restricted stock of Company common stock to non-employee directors as the equity portion of the fiscal year 2010 Board of Director compensation (vesting over fiscal year 2010) and the award of 410,000 additional stock options, in November 2008 and July 2009, to employees, including officers. The increase in professional fees was a result of expenses associated with, (i) the Ronald Pierce (former employment-related) arbitration (ii) consulting fees for several ongoing sales and marketing projects and (iii) general corporate matters. Costs incurred during the six months ended December 31, 2008 but not correspondingly incurred in the six months ended December 31, 2009 included recruiting fees of $23 thousand and housing-related costs for the former Company’s President and COO of $18 thousand.

The Company generated operating income of $17.4 million for the six months ended December 31, 2009 compared to operating income of $0.4 million for the six months ended December 31, 2008.  The operating margin was 55.5% for the six months ended December 31, 2009 compared to 4.9% for the six months ended December 31, 2008. The increase in operating income and operating margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated income before tax of $17.4 million for the six months ended December 31, 2009 versus a pre-tax income of $0.4 million for the six months ended December 31, 2008.  The increase in income before tax is a result of higher operating income (discussed above).

The Company generated net income of $11.4 million for the six months ended December 31, 2009 compared to net income of $2.2 million for the six months ended December 31, 2008.  The increase in net income is a result of higher operating income (discussed above). The six months ended December 31, 2008 were positively impacted by the reduction in the deferred tax valuation allowance of $1.8 million and corresponding credit to tax expense booked in December 2008 (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

The Company reported diluted earnings per share of $0.78 for the six months ended December 31, 2009 versus diluted earnings per share of $0.16 for the six months ended December 31, 2008.  The increase in diluted earnings per share is a result of a higher net income (discussed above). The earnings per share for the six months ended December 31, 2009 were adversely impacted by the increase in number of shares used in the computation of 949,190 which was a result of (i) the pro-rated impact of the 577,146 shares of Company common stock issued in conjunction with the public offering (see Note 10), (ii) the pro-rated impact of stock options to purchase 885,041of common shares (January 1, 2009 through December 31, 2009) and (iii) impact on diluted shares of the higher stock price.

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

The Company continues to develop new products and services including the Sharps® MWMS™, the RxTakeAway™ line of products (including the RxTakeAway Recovery System) and the 18 gallon Medical Professional Sharps Disposal by Mail System®. The Company continues to develop products and services designed to facilitate the proper and cost effective disposal of medical waste and unused dispensed medication generated outside the hospital and large healthcare facility setting. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the existing and above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing efforts and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost-effective disposal of medical waste and unused dispensed medications generated outside the hospital and large healthcare facility setting.

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

The Company is experiencing a strong flu shot business (included in the Retail market billings) in light of the global concern over the H1N1 flu virus.  While the flu shot business traditionally positively impacts the quarter ended September 30, the December 31, 2009 quarter was positively impacted by the flu shot season as well. The quarter ended March 31, 2010 could possibly also be positively impacted by the longer H1N1 flu season.

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.  On February 2, 2009, the Company announced a $40 million contract award (the “U.S. Government Contract”) to provide its Sharps®MWMS™ to an agency of the United States Government. The total contract is expected to be executed over a five year period (one year plus four option years). On February 1, 2009, The Company received a purchase order for $28.5 million which represents products and services to be provided during the first contract year of which $6.0 million was billed, in aggregate, in the quarters ended March 31, and June 30, 2009, $11.0 million in the quarter ended September 30, 2009 and $11.5 million related to the U.S. Government Contract in the quarter ending December 31, 2009.   In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at $1.6 million and will be realized from February 1, 2010 through January 31, 2011. The remaining three option years are expected to be approximately $3 million per year as the program moves from the production phase to the maintenance phase.  The above amounts are estimates only and are subject to change.  Although the Company believes the amounts above to be reasonable based upon its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.

In December 2009, Sharps Compliance was awarded a five-year Federal Supply schedule contract by the General Services Administration of the U.S. Government (GSA).  The GSA Schedule provides a streamlined vehicle for federal government agencies to purchase the Company’s products and services.  Sharps was also awarded a Distribution and Pricing Agreement (DAPA) with the Defense Supply Center of Philadelphia’s Directorate of Medical Material which provides the automated tools to promote efficient procurement of medical-related products for the Department of Defense.  The Company believes these two contracts should facilitate the sale of virtually all of the Company’s products and solutions (in addition to the Sharps®MWMS™) to the many U.S. Government agencies whom, to-date, have not purchased significant quantities of products or solutions designed to address the proper disposal of used syringes and other sharps as well as unused medications generated outside of the hospital setting utilizing the USPS or UPS.

In January 2010 the Company announced a pilot program with the United States Department of Veterans Affairs (“VA”). The program will take place within the VA Capitol Health Care Network (“Veterans Integrated Service Network 5” or “VISN 5”), which currently provides quality health care for eligible veterans in Maryland and portions of Virginia, West Virginia, and Pennsylvania, as well as the District of Columbia.  The pilot allows each of the medical centers within the VISN 5 region, both inpatient and outpatient, to provide the Sharps Disposal By Mail System® and the RxTakeAway™ solutions to their patients.  The VISN 5 is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year.

In conjunction with the pilot program, each participating veteran will receive a survey so VISN 5 administrators can gauge their perception of the program and ease of use.   The Company began shipment of its Sharps Disposal By Mail System® and its RxTakeAway™ solutions to three facilities in January 2010. The Company believes the VA’s assessment period of the pilot will last approximately three to six months.

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

The Company serves customers in multiple markets including, but not limited to, Healthcare, Government, Professional, Pharmaceutical, Industrial, Agriculture and Hospitality. As shown in the results for the fiscal year ended June 30, 2009 and the six months ended December 31, 2009, the Company has not experienced a downturn in its overall business, rather an increase in the majority of markets in which it serves. Order activity and purchase trends remain positive in most markets served. The Company currently has a significant cash balance, no debt, and an undrawn $2.5 million line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

In the second quarter of fiscal 2010, the Company completed a public offering of 577,146 shares, of which 77,146 were sold to cover the over-allotment option, at a price of $9.165 per share (net of underwriting commission).  The net proceeds of $4.8 million from the shares sold by the Company (net of offering expenses) is expected to be used for general corporate purposes, including expansion of our product offerings, facilities and infrastructure to meet the continued expected growth of the Company.

Cash and cash equivalents increased by $16.7 million to $21.5 million at December 31, 2009 from $4.8 million at June 30, 2009. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $11.1 million plus the net proceeds from the public offering of $4.8 million (discussed above) and exercise of stock options of $828 thousand, partially offset by capital expenditures of $738 thousand.

Accounts receivable increased by $0.4 million to $2.0 million at December 31, 2009 from $1.6 million at June 30, 2009. The increase is related to the November 2009 billing of the on-line training portion of the U.S. Government contract that was collected in January 2010.

Inventory decreased by $634 thousand to $1.6 million at December 31, 2009 from $2.3 million at June 30, 2009.  The decrease in inventory is primarily attributable to the completion of the initial product phase of the U.S. Government Contract.

Prepaid and other current assets increased by $1.2 million to $1.9 million at December 31, 2009 from $776 thousand at June 30, 2009. The increase is primarily due to the prepaid income taxes of $1.6 million which represents the payment, in December 2009, of federal and state income taxes applicable to the third and fourth quarters of fiscal year 2010.

Property and equipment increased by $398 thousand to $3.8 million at December 31, 2009 from $3.4 million at June 30, 2009.  The increase in property and equipment is due to capital expenditures of $738 thousand which was partially offset by depreciation expense of $340 thousand. The capital expenditures are attributable primarily to the purchase of, (i) warehouse/operations-related equipment of $186 thousand, (ii) leasehold improvements of $114 thousand, (iii) treatment facility improvements and related operations equipment of $207 thousand, (iv) molds, dies and printing plates of $145 thousand, (v) computer equipment and custom software programming totaling $62 thousand, (vi) phone system expansion of $17 thousand and (vii) furniture for expanded office space of $7 thousand. The warehouse/operations equipment included equipment necessary to accommodate the automation and continued expansion of in-house assembly and production of the Company’s products (both Texas and Georgia facilities). The leasehold expenditures were incurred to support the Company’s expansion in both its Texas and Georgia facilities. The molds, dies and printing plates were procured for development of new products and duplicate molds needed to facilitate additional production capacity in light of the Company’s growth.

Accounts payable decreased by $1.6 million to $0.9 million at December 31, 2009 from $2.5 million at June 30, 2009.  The decrease is a result of the timing of payments for raw materials purchased (reflecting the completion of the product portion of the U.S. Government contract) and capital expenditures.

Stockholder’s equity increased by $18.3 million from $9.6 million to $27.9 million.  This increase is attributable to, (i) net income for the six months ended December 31, 2009 of $11.4 million, (ii) the $4.8 million effect of the 577,146 shares sold in the December 2009 public offering at a price of $9.165 per share (net of underwriting commission), (iii) the effect of stock options to purchase 694,541 common stock exercised with proceeds of $828 thousand (average exercise price of $1.19), (iv) the effect on equity (credit) of non-cash stock based award expense of $501 thousand and (v) the excess tax benefits from stock-based award activity of $736 thousand.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit with JPMorgan Chase Bank, N.A. will be sufficient to fund operations for the twelve months  ending  December 31, 2010.  Terms of the line of credit are expected to be renewed in March 2010 under similar or more favorable (increased line) terms currently in place.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification™ “Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

As of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (December 31, 2009).

Changes in Internal Control over Financial Reporting

During the second quarter of the fiscal year 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

The claim is currently in arbitration with a decision expected in the quarter ending June 30, 2010.

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

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: February 11, 2010	By:/s/ Dr. Burton J. Kunik
Chairman of the Board of Directors,
 and Chief Executive Officer

Dated: February 11, 2010	By:/s/ David P. Tusa
Executive Vice President,
Chief Financial Officer,
Business Development and
Corporate Secretary