Form 10-Q
period 2010-03-31
SHARPS COMPLIANCE CORP
filed 2010-05-10
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number:  001-34269
_______________________

SHARPS COMPLIANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9220 Kirby Drive, Suite 500, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 432-0300
(Issuer’s telephone number)

        Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes  No 

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

        As of May 6, 2010, there were 14,612,654 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,822	$4,792
Accounts receivable, net of allowance for doubtful accounts of $19 and
$17, respectively	1,580	1,606
Inventory	1,834	2,283
Prepaid and other current assets	2,563	776
Deferred income tax assets	55	17
TOTAL CURRENT ASSETS	25,854	9,474

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,437 and
$997, respectively	4,615	3,445

DEFERRED INCOME TAX ASSETS, non-current	822	2,121

INTANGIBLE ASSETS, net of accumulated amortization of $189 and
$168, respectively	175	148

TOTAL ASSETS	$31,466	$15,188

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,100	$2,499
Accrued liabilities	898	1,188
Deferred revenue	1,169	1,221
TOTAL CURRENT LIABILITIES	3,167	4,908

LONG-TERM DEFERRED REVENUE	539	625

RENT ABATEMENT	375	85

TOTAL LIABILITIES	4,081	5,618

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized;
14,613 and 13,258 shares issued and outstanding, respectively	146	133
Additional paid-in capital	19,047	11,706
Retained earnings (accumulated deficit)	8,192	(2,269)
TOTAL STOCKHOLDERS' EQUITY	27,385	9,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,466	$15,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three Months
	Ended March 31,
	2010	2009
	(Unaudited)

REVENUES	$3,639	$5,971

COSTS AND EXPENSES
Cost of revenues	2,756	2,436
Selling, general and administrative	2,195	1,442
Depreciation and amortization	127	108
TOTAL COSTS AND EXPENSES	5,078	3,986

OPERATING INCOME (LOSS)	(1,439)	1,985

OTHER INCOME
Interest income	12	2
Other income	-	(3)
TOTAL OTHER INCOME	12	(1)

INCOME (LOSS) BEFORE INCOME TAXES	(1,427)	1,984

INCOME TAX EXPENSE (BENEFIT)
Current	(445)	38
Deferred	(7)	616
TOTAL INCOME TAX EXPENSE (BENEFIT)	(452)	654

NET INCOME (LOSS)	$(975)	$1,330

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.07)	$0.10

Diluted	$(0.07)	$0.09

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME (LOSS) PER COMMON SHARE:

Basic	14,585	12,906
Diluted	14,585	14,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Nine Months
	Ended March 31,
	2010	2009
	(Unaudited)

REVENUES	$35,004	$13,610

COSTS AND EXPENSES
Cost of revenues	12,572	6,938
Selling, general and administrative	6,115	4,043
Depreciation and amortization	335	267
TOTAL COSTS AND EXPENSES	19,022	11,248

OPERATING INCOME	15,982	2,362

OTHER INCOME
Interest income	25	26
Other income	-	6
TOTAL OTHER INCOME	25	32

INCOME BEFORE INCOME TAXES	16,007	2,394

INCOME TAX EXPENSE (BENEFIT)
Current	4,286	63
Deferred	1,260	(1,190)
TOTAL INCOME TAX EXPENSE (BENEFIT)	5,546	(1,127)

NET INCOME	$10,461	$3,521

NET INCOME PER COMMON SHARE
Basic	$0.75	$0.27

Diluted	$0.70	$0.25

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME PER COMMON SHARE:

Basic	13,988	12,802
Diluted	14,872	13,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,461	$3,521
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	558	268
Stock based compensation expense	732	275
Excess tax benefits from stock-based award activity	(917)	(21)
Deferred tax expense (benefit)	1,260	(1,190)
Changes in operating assets and liabilities:
Decrease in restricted cash	-	10
Decrease (increase) in accounts receivable	26	(2,942)
Decrease (increase) in inventory	449	(557)
Increase in prepaid and other current assets	(1,996)	(288)
(Decrease) increase in accounts payable and accrued liabilities	(272)	582
(Decrease) increase in deferred revenue	(138)	106
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,163	(236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,707)	(1,478)
Additions to intangible assets	(48)	(42)
NET CASH USED IN INVESTING ACTIVITIES	(1,755)	(1,520)
.
CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	917	21
Proceeds from stock offering, net of offering costs	4,832	-
Proceeds from exercise of stock options	873	289
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,622	310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,030	(1,446)

CASH AND CASH EQUIVALENTS, beginning of period	4,792	2,035

CASH AND CASH EQUIVALENTS, end of period	$19,822	$589

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$5,560	$-

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2010 and the results of its operations and cash flows for the three and nine months ended March 31, 2010 and 2009.  The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2010.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

NOTE 3 – SUBSEQUENT EVENTS

The Company evaluates events and transactions occurring after the balance sheet date and before the issuance of its financial statements. The Company evaluated such events and transactions through the date of issuance of the consolidated financial statements.

On April 23, 2010, the Company received notice that the Arbitration Panel hearing the Ronald E. Pierce employment-related matter (“Panel”) ruled in favor of the Company. See ITEM 1 LEGAL PROCEEDINGS for a further description of the employment related matter. The Panel agreed with the Company’s position that notice of its intent to non-renew Mr. Pierce’s employment agreement was timely, and that in accordance with Mr. Pierce’s employment agreement, the Company was entitled to provide notice thirty (30) days prior of its intent to terminate the agreement, and that no severance was due to Mr. Pierce.  The decision by the Panel is considered final. The Company will immediately take all steps available under the law, including litigation against Mr. Pierce, to pursue the recovery of its legal fees related to this matter, which for the period beginning July 2008, to date, are approximately $170,000.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company complies with the SEC’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.  Under SAB No. 104, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ (formerly the Sharps Disposal by Mail Systems®), referred to as “Mailbacks” and  Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment of the container system.  The individual fair value of the transportation and treatment services are determined by the sales price of the service offered by third parties, with the fair value of the container being the residual value.  Revenue for the sale of the container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue on Mailbacks is recognized when the customer returns the mailback container system and the container has been received at the Company’s treatment facility.  The Mailback container system is mailed to the treatment facility using the United States Postal Service “USPS” and United Parcel Service “UPS”.  Treatment revenue is recognized upon the destruction and certification of destruction having been prepared on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the container, the Mailback and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

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

In October 2009, the FASB Emerging Issue Task Force issued new accounting guidance related to multiple-deliverable revenue arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services “deliverables” separately rather than as a combined unit. The amendment affects accounting and reporting for all vendors that enter into multiple-deliverable arrangements. The standard provides amendments to the criteria for separating consideration in multiple-deliverable arrangements and will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this standard will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP.  The amendments in this standard significantly expand the disclosures related to multiple-deliverable revenue arrangements.  The amendments in this standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company will be required to adopt this standard in the first quarter of fiscal year 2011.  Management is currently evaluating the requirements of the standard and whether it will have a material impact on its consolidated financial position and results of operations.

In February 2010, the FASB issued an amendment to guidance related to subsequent events, which reiterates that an SEC filer is required to evaluate subsequent through the date the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The amended guidance was effective upon issuance. The Company adopted this guidance for the third quarter of fiscal year 2010 and has reflected such  subsequent event disclosure in NOTE 3 above.

NOTE 6 - INCOME TAXES

The Company’s effective tax rate for the nine months ended March 31, 2010 was 34.7%.  During the quarter ended December 31, 2008, the Company evaluated the valuation allowance on the deferred tax asset balances and reduced it to zero resulting in a credit of $1.8 million. In addition to the above, the Company recorded a current income tax provision relating to AMT and state income taxes of $6 thousand for the quarter ended December 31, 2008.

Prepaid and other current assets at March 31, 2010 included a current income tax prepayment (federal) of $2.2 million.  The Company plans to file for an income tax refund during the first quarter of fiscal year 2011. Accrued liabilities at March 31, 2010 include a current income taxes payable (state) of $127 thousand which is expected to be paid in the fourth quarter of fiscal year 2010.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 10, 2010, the Company entered into an Amended Credit Agreement with JPMorgan Chase Bank, N.A. (“Credit Agreement”) which provides for a $2.5 million line of credit facility (the “Facility”), the proceeds of which may be utilized for, (i) working capital, (ii) letters of credit (up to $200,000), (iii) acquisitions (up to $500,000) and (iv) general corporate purposes. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at a fluctuating rate per annum equal to either, (i) the prime rate (interest per annum announced from time to time by JP Morgan Chase Bank, N.A.) or (ii) LIBOR plus a margin of 2.75%. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on March 31, 2012, the maturity date of the Facility. The aggregate principal amount of advances outstanding at any time under the Facility shall not exceed the Borrowing Base which is equal to, (i) 80% of Eligible Accounts Receivable (as defined in the Credit Agreement) plus (ii) 50% of Eligible Inventory (as defined in the Credit Agreement). The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a specified tangible net worth and capital expenditure limits if the Company does not maintain a cash balance of at least $5,000,000. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lender’s commitment to make further loans may terminate and the Borrower may be required to make immediate repayment of all indebtedness to the lender. The lender would also be entitled to pursue other remedies against the Company and the collateral. As of March 31, 2010, the borrowing base has been reduced by approximately $105 thousand in letters of credit outstanding drawn against the line of credit.   As of

March 31, 2010 and June 30, 2009, no amounts related to the Credit Agreement were outstanding (other than the letters of credit noted above).  Under the Credit Agreement, and based upon the Company’s March 31, 2010 level of accounts receivable and inventory, the amount available to borrow at March 31, 2010 was $1.4 million.

NOTE 8 – STOCK-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Share-based compensation expense, included in selling, general and administrative expense in the Company’s consolidated statements of operations for the three months ended March 31, 2010 and 2009, was $231 thousand and $149 thousand, respectively.  The expense for the nine months ended March 31, 2010 and 2009 was $732 thousand and $275 thousand, respectively. Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing activities in the statement of cash flows.  The Company included excess tax benefits in its cash flows from financing activities for the three months and nine months ended March 31, 2010 of $181 thousand and $917 thousand, respectively.  The excess tax benefits in the Company’s cash flows from financing activities for the three and nine months ended March 31, 2009 was $8 thousand and $21 thousand, respectively.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net income (loss), as reported	$(975)	$1,330	$10,461	$3,521

Weighted average common shares outstanding	14,585	12,906	13,988	12,802
Effect of dilutive stock options	-	1,178	884	1,072
Weighted average diluted common shares outstanding	14,585	14,084	14,872	13,874

Net income (loss) per common share
Basic	$(0.07)	$0.10	$0.75	$0.27
Diluted	$(0.07)	$0.09	$0.70	$0.25

Employee stock options excluded from computation of diluted
income per share amounts because their effect would
be anti-dilutive	233	10	233	10

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

During the three months ended March 31, 2010, stock options to purchase 28,333 of common shares were exercised.  Total proceeds to the Company were approximately $46 thousand (average price of $1.61 per share).  During the three months ended March 31, 2009, stock options to purchase 80,500 common shares were exercised.  Total proceeds to the Company were approximately $74 thousand (average price of $0.91 per share).

During the nine months ended March 31, 2010, stock options to purchase 722,874 of common shares were exercised.  Total proceeds to the Company were approximately $873 thousand (average price of $1.21 per share).  During the nine months ended March 31, 2009, stock options to purchase 325,100 common shares were exercised.  Total proceeds to the Company were approximately $290 thousand (average price of $0.89 per share).

As of March 31, 2010, there was $841 thousand of compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 1.0 years.

NOTE 11 – INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	June 30,
	2010	2009
	(Unaudited)
Finished goods	$1,084	$1,212
Raw materials	750	1,071
Total	$1,834	$2,283

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payables, and accrued liabilities approximate fair value due to the short term nature of these instruments.

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

GENERAL

Sharps is a leading comprehensive provider of cost-effective management solutions for medical waste and unused dispensed medication generated outside the hospital and large healthcare facility setting.  These solutions include Sharps Recovery System™ (formerly known as the Sharps Disposal by Mail System®), TakeAway Recovery System™, RxTakeAway Environmental Return System™, Sharps®MWMS™, Pitch-It™ IV Poles, Trip LesSystem®, Sharps Pump Return Box, Sharps Enteral Pump Return Box, Sharps Secure®, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.  In April 2010, the Company introduced its patent-pending GREEN Waste Conversion Process™, eliminating medical waste, which it processes, going into landfills. The process transforms treated medical waste into a new product called PELLA-DRX™ – a clean, raw material used in the manufacture of industrial resources such as cement. Some products and services facilitate compliance with state and federal regulations by tracking, treating and documenting the treatment of medical waste and unused dispensed medication.  Additionally, some products and services facilitate compliance with educational and training requirements that meet federal, state, and local regulatory and compliance requirements.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2010 and 2009.

The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, expressed as a percentage of revenue (unaudited):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net revenues	100%	100%	100%	100%
Costs and expenses
Cost of revenues	(76%)	(41%)	(36%)	(51%)
Selling, general and administrative	(60%)	(24%)	(17%)	(30%)
Depreciation and amortization	(4%)	(2%)	(1%)	(2%)
Total costs and expenses	(140%)	(67%)	(54%)	(83%)
Operating income (loss)	(40%)	33%	46%	17%
Total other income	0%	0%	0%	0%
Income tax expense (benefit)	(12%)	11%	16%	(9%)
Net income (loss)	(28%)	22%	30%	26%

THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Total revenues for the three months ended March 31, 2010 of $3.6 million decreased by $2.3 million, or 39.0%, over the total revenues for the three months ended March 31, 2009 of $6.0 million.  Customer billings by market are as follows (in thousands):

	(unaudited)
	Three-Months Ended March 31,
	2010	2009	Variance

BILLINGS BY MARKET:
Health Care	$1,524	$1,824	$(300)
Government	509	2,973	(2,464)
Professional	373	215	158
Pharmaceutical	332	67	265
Hospitality	258	276	(18)
Retail	257	60	197
Other	130	199	(69)
Agriculture	45	92	(47)
Commercial	44	92	(48)
Subtotal	3,472	5,798	(2,326)
GAAP Adjustment *	167	173	(6)
Revenue Reported	$3,639	$5,971	$(2,332)

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

The decrease in revenues is primarily attributable to decreased billings in the Government ($2.5 million), Healthcare ($300 thousand), Commercial ($48 thousand), and Agriculture ($47 thousand) markets.  The decreases were partially offset by increased billings in the Pharmaceutical ($265 thousand), Retail ($197 thousand), and Professional ($158 thousand) markets. The decrease in the Government market is attributable to the transition from the product build out to the maintenance phase of the $40.0 million, five year contract awarded to Sharps in February 2009 by an agency of the U.S. Government. The decrease in the health care market reflects special distributor programs and ordering patterns by the larger home health care customers. The increase in Pharmaceutical market billings is due to the continued sale of the Company’s Sharps Recovery System™ (formerly known as the Sharps Disposal by Mail System®) solutions to pharmaceutical manufacturers for use in their patient support and compliance programs. The Retail market increase is attributable to increased purchases of the Sharps Recovery System™ (formerly known as the Sharps Disposal by Mail System®), by the growing retail clinic market. The Professional market increase is attributable to the impact of the Company’s recently launched outbound sales initiative as well as physician, dental and veterinary offices becoming aware (through the efforts of the Company) of cost-effective alternatives to the traditional medical waste pick-up service.

Cost of revenues for the three months ended March 31, 2010 of $2.8 million was 75.7% of revenues.  Cost of revenues for the three months ended March 31, 2009 of $2.4 million was 40.8% of revenue.  The lower gross margin percentage for the quarter ended March 31, 2010 of 24.3% (versus 59.2% for the quarter ended March 31, 2009) was a result of (i) the lower revenue (i.e. lower coverage of fixed cost components in cost of goods sold), (ii) mix of product sold, (iii)  increase in the  fixed components of cost of sales, namely the operational and treatment facility and infrastructure and related cost,  and (iv) higher operations and treatment facility personnel cost.

Selling, general and administrative (“S, G & A”) expenses for the three months ended March 31, 2010 of $2.2 million, increased by $753 thousand, from S, G & A expenses for the three months ended March 31, 2009.  The increase in S, G & A is primarily due to higher, (i) professional fees of $232 thousand (primarily due to contract sales personnel, patent preparation and filing expenses, legal fees related to the Ronald E. Pierce matter (See NOTE 3 of the Notes to the Condensed Consolidated Financial Statements), regulatory consulting and NASDAQ listing fees), (ii) costs related to increased sales, marketing, advertising and public relations activities of $157 thousand (including the launch of the Company’s new Waste Conversion Process), (iii) compensation and related benefit expense related to personnel additions of $200 thousand (primarily sales and marketing related positions), (iv) recruiting fees of $78 thousand, (v) non-cash stock based compensation expense of $68 thousand (primarily due to the accrued quarterly expense associated with the award of 51,500 shares of restricted stock of Company common stock to non-employee directors as the equity portion of the fiscal year 2010 Board of Director compensation (vesting over fiscal year 2010) and the award of 210,000 additional stock options, in July 2009, to employees, including officers), and (vi) computer and systems-related expenses of $49 thousand (primarily due to an increase in locations and software support).

The Company generated an operating loss of $1.4 million for the three months ended March 31, 2010 compared to operating income of $2.0 million for the three months ended March 31, 2009.  The operating margin (loss) percentage was (39.5%) for the three months ended March 31, 2010 compared to 33.2% for the three months ended March 31, 2009. The operating loss is a result of the above mentioned decrease in revenue, increase in the fixed component of cost of sales and increase in S, G & A.

The Company generated a loss before tax of $1.4 million for the three months ended March 31, 2010 compared to income before tax of $2.0 million for the three months ended March 31, 2009.  The decrease in income before tax is a result of the operating loss for the current quarter (discussed above).

The Company generated a net loss of $975 thousand for the three months ended March 31, 2010 compared to net income of $1.3 million for the three months ended March 31, 2009.  The decrease in net income is a result of the current quarter operating loss (discussed above).

The Company reported diluted loss per share of ($0.07) for the three months ended March 31, 2010 versus diluted earnings per share of $0.09 for the three months ended March 31, 2009.  The decrease in diluted earnings per share is a result of the net loss generated during the current quarter (discussed above).

NINE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

Total revenues for the nine months ended March 31, 2010 of $35.0 million increased by $21.4 million, or 157.2%, over the total revenues for the nine months ended March 31, 2009 of $13.6 million.  Customer billings by market are as follows (in thousands):

	Nine Months Ended March 31,
	2010	2009	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Government	$23,226	$3,093	$20,133
Health Care	4,789	5,440	(651)
Retail	3,225	1,356	1,869
Professional	1,169	776	393
Hospitality	759	707	52
Pharmaceutical	642	1,086	(444)
Other	561	497	64
Agriculture	216	359	(143)
Commercial	207	387	(180)
Subtotal	34,794	13,701	21,093
GAAP Adjustment *	210	(91)	301
Revenue Reported	$35,004	$13,610	$21,394

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

The increase in revenues is primarily attributable to increased billings in the Government ($20.1 million), Retail ($1.9 million), Professional ($393 thousand), and Hospitality ($52 thousand) markets.  The increases were partially offset by decreased billings in the Healthcare ($651 thousand), and Pharmaceutical ($444 thousand) markets. The increase in the Government market is a result of $20.0 million in billings related to the sale of the Company’s Sharps®MWMS™ to an agency of the U.S. Government under the contract announced in February 2009. The customer billings in the Government market also included $142 thousand related to the support of the City of Chicago immunization program, $81 thousand related to the sales of the RxTakeAway as part of the State of Iowa funded program and $25 thousand related to the Company’s U.S. Department of Veterans Affairs Pilot Program.  The increase in the billings in the Retail market is a result of, (i) increased market and customer penetration, (ii) a strong 2009 flu shot season (i.e., purchases of the Sharps Recovery System™ (formerly known as the Sharps Disposal by Mail System®) by retail clinics and pharmacies who use the products to collect, store and properly treat syringes used to administer flu-related shots including H1N1) and (iii) increased purchases of the Sharps Recovery System™ solutions used to support community programs. The increase in the Professional market billings is due to the impact of the Company’s recently launched outbound sales initiative as well as physician, dental, and veterinary offices becoming aware (through the efforts of the Company) of cost-effective alternatives to the traditional medical waste pick-up. The decrease in the Health Care market billings is related to the ordering patterns of the larger home healthcare customers as well as additional distributor incentives designed to drive future growth in this market. The decrease in Pharmaceutical market billings is due to the variability in timing associated with the Patient Support Programs the Company provides to the drug manufacturers.

Cost of revenues for the nine months ended March 31, 2010 of $12.6 million was 35.9% of revenues.  Cost of revenues for the nine months ended March 31, 2009 of $7.0 million was 51.0% of revenue.  The higher gross margin percentage for the nine months ended March 31, 2010 of 64.1% (versus 49.0% for the nine months ended March 31, 2009) was a result of (i) the higher revenue (i.e. higher coverage of fixed cost components in cost of goods sold) and (ii) the mix of products and services sold. This was partially offset with the lower third quarter gross margin percentage in the three months ended March 31, 2010 of 24.3% which is a result of (i) mix of products and services sold, (ii) higher operations and treatment facility personnel cost, and (iii) increase in the fixed components of cost of sales, namely the operational and treatment facility and infrastructure related cost.  Prior year gross margins were also adversely impacted by an increase in operations infrastructure costs as the Company prepared for higher sales volumes including those billings related to the sale of the Company’s Sharps®MWMS™ to an agency of the U.S. Government under the contract announced in February 2009.

Selling, general and administrative (“S, G & A”) expenses for the nine months ended March 31, 2010 of $6.1 million, increased by $2.1 million, from S, G & A expenses for the nine months ended March 31, 2009.  The increase in S, G & A is primarily due to higher (i) compensation and benefit expense including payroll tax of $628 thousand (primarily due to increased number of employees (increase in year-over-year headcount of 15 of which 14 are focused on sales and marketing-related activities), (ii) non-cash, stock based compensation expense of $418 thousand (primarily due to the accrued quarterly expense associated with the award of 51,500 shares of restricted stock of Company common stock to non-employee directors as the equity portion of the fiscal year 2010 Board of Director compensation (vesting over fiscal year 2010) and the award of 410,000 additional stock options, in November 2008 and July 2009, to employees, including officers), (iii) professional fees of $384 thousand (primarily due to contract sales personnel, patent preparation and filing expenses, legal fees related to the Ronald Pierce arbitration (See NOTE 3 of Notes to the Condensed Consolidated Financial Statements), regulatory consulting, and NASDAQ listing fees), (iv) costs related to increased sales and marketing-related activities of $355 thousand primarily due to increased sales, advertising, and public relations costs (including the launch of the Company’s new Waste Conversion Process), and (v) computer and systems-related expenses of $147 thousand (primarily due to an increase in locations and software support).

The Company generated operating income of $16.0 million for the nine months ended March 31, 2010 compared to operating income of $2.4 million for the nine months ended March 31, 2009.  The operating margin percentage was 45.7% for the nine months ended March 31, 2010 compared to 17.4% for the nine months ended March 31, 2009. The increase in operating income and operating margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated income before tax of $16.0 million for the nine months ended March 31, 2010 versus income before tax of $2.4 million for the nine months ended March 31, 2009.  The increase in income before tax is a result of higher operating income (discussed above).

The Company generated net income of $10.5 million for the nine months ended March 31, 2010 compared to net income of $3.5 million for the nine months ended March 31, 2009.  The increase in net income is a result of higher operating income (discussed above). The nine months ended March 31, 2009 were positively impacted by the reduction in the deferred tax valuation allowance of $1.8 million and corresponding credit to tax expense booked in December 2008 (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

The Company reported diluted earnings per share of $0.70 for the nine months ended March 31, 2010 versus diluted earnings per share of $0.25 for the nine months ended March 31, 2009.  The increase in diluted earnings per share is a result of a higher net income (discussed above). The earnings per share for the nine months ended March 31, 2010 were adversely impacted by the increase in number of shares used in the computation of 998,307 which was a result of (i) the pro-rated impact of the 577,146 shares of Company common stock issued in conjunction with the public offering (see Note 10), (ii) the pro-rated impact of stock options to purchase 832,874 of common shares (April 1, 2009 through March 31, 2010) and (iii) impact on diluted shares of the higher stock price.

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers, government and healthcare and commercial organizations become more aware of the need for the proper disposal of medical sharps waste and unused dispensed medications. This education process was enhanced in December 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps, revising the previous guidance that advised patients to dispose of used syringes in the trash (see http://www.epa.gov/wastes/nonhaz/industrial/medical/med-govt.pdf ).  Additionally, in July 2006 the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. Currently, seven states ban the disposal of used syringes in the trash and five states are considering or have introduced similar legislation, while the remaining states operate under the EPA guidance noted above.   In August 2008, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, which, if enacted, would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. In October 2009, California passed Senate Bill 486 requiring drug companies that market and sell prescribed medications that are routinely injected at home to submit plans to the California Integrated Waste Management Board on or before July 1, 2010 (and annually thereafter) describing how they support safe needle collection and disposal programs for patients using their drugs. Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company.  The CDC and the EPA estimate that there are over three billion used syringes disposed of annually outside of the hospital setting in the United States. The Company estimates that it would require 30 to 50 million Sharps Recovery System™ solutions (formerly known as the Sharps Disposal by Mail Systems®) to properly dispose of all such syringes, which would equate to a market opportunity of over $1 billion. Based upon the current level of sales, the Company estimates that it has penetrated approximately 1% of this $1 billion market opportunity.  Additionally, an estimated 40% of the four billion dispensed medication prescriptions go unused every year in the United States generating an estimated 200 million pounds of unused medication waste. The Company estimates the market opportunity for the proper recovery and management of the unused medications to be at least $1 billion per year.

The Company continues to develop new products and services including the Sharps® MWMS™, the RxTakeAway™ line of products (including the RxTakeAway Recovery System), the 18 and 28 gallon Medical Professional Sharps Recovery System™( formerly known as the Sharps Disposal by Mail System®) and the new TakeAway™ Recovery and Reporting System which offers the collection, storage, audit, witnessed destruction and documentation of unused medications such as HIN1 vaccine, Tamiflu and Relenza. The Company continues to develop products and services designed to facilitate the proper and cost effective treatment of medical waste and unused dispensed medication generated outside the hospital and large healthcare facility setting. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the existing and above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing and public relations efforts, and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost-effective treatment of medical waste and unused dispensed medications generated outside the hospital and large health care facility setting.

Demand for the Company’s primary product, the Sharps Recovery System™ (formerly the Sharps Disposal by Mail System®), which facilitates the proper and cost-effective management of medical waste including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin (referred to as “sharps”), has been growing rapidly because of its cost-effective and convenient mail-back component and unique data tracking feature.  In addition, targeted opportunities continue to expand as a result of, (i) legislation mandating the proper disposal of sharps, (ii) the growing awareness of the need to properly handle sharps medical waste for safety and environmental concerns, (iii) the significant increase in self-injectable medications, and (iv) the changing paradigm in the healthcare industry.

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.  On February 2, 2009, the Company announced a $40 million contract award (the “U.S. Government Contract”) to provide its Sharps®MWMS™ to an agency of the United States Government. The total contract is expected to be executed over a five year period (one year plus four option years). On February 1, 2009, The Company received a purchase order for $28.5 million which represents products and services to be provided during the first contract year of which $6.0 million was billed, in aggregate, in the quarters ended March 31, and June 30, 2009, $11.0 million in the quarter ended September 30, 2009, $11.5 million in the quarter ended December 31, 2009 and $0.4 million related to the U.S. Government Contract in the quarter ended March 31, 2010.   In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at $1.6 million and will be realized from February 1, 2010 through January 31, 2011. The remaining three option years are expected to be approximately $3 million per year as the program moves from the production phase to the maintenance phase.  The above amounts are estimates only and are subject to change.  Although the Company believes the amounts above to be reasonable based upon its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.

In December 2009, Sharps Compliance was awarded a five-year Federal Supply schedule contract by the General Services Administration of the U.S. Government (GSA).  The GSA Schedule provides a streamlined vehicle for federal government agencies to purchase the Company’s products and services.  Sharps was also awarded a Distribution and Pricing Agreement (DAPA) with the Defense Supply Center of Philadelphia’s Directorate of Medical Material which provides the automated tools to promote efficient procurement of medical-related products for the Department of Defense.  The Company believes these two contracts should facilitate the sale of virtually all of the Company’s products and solutions (in addition to the Sharps®MWMS™) to the many U.S. Government agencies whom, to-date, have not purchased significant quantities of products or solutions designed to address the proper treatment of used syringes and other sharps as well as unused medications generated outside of the hospital setting utilizing the USPS or UPS.

In January 2010, the Company announced a pilot program with the United States Department of Veterans Affairs (“VA”). The program will take place within the VA Capitol Health Care Network (“Veterans Integrated Service Network 5” or “VISN 5”), which currently provides quality health care for eligible veterans in Maryland and portions of Virginia, West Virginia, and Pennsylvania, as well as the District of Columbia.  The pilot allows each of the medical centers within the VISN 5 region, both inpatient and outpatient, to provide the Sharps Recovery System™ (formerly known as the Sharps Disposal By Mail System®) and the RxTakeAway™ solutions to their patients.  The VISN 5 is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year.

The Sharps®MWMS™, a Medical Waste Management System, is a comprehensive medical waste and unused dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat  medical waste and unused dispensed medication outside of the hospital or large healthcare facility setting. Sharps®MWMS™, which is designed for rapid deployment, features the Sharps Recovery System™ (formerly known as the Sharps Disposal By Mail System®)  and RxTakeAway™ products (the “Products”) combined with warehousing, inventory management, training, data and other services (the “Services”) necessary to provide a comprehensive solution. The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs.

The Company recognizes revenue for the Product portion of the contract in accordance with the revenue recognition policy for the Sharps Recovery System™ (formerly known as the Sharps Disposal By Mail System®) products. The Services portion of the contract, described above, is recognized as services are performed.

The Company serves customers in multiple markets including, but not limited to, Health care, Government, Professional, Pharmaceutical, Industrial, Agriculture and Hospitality. As shown in the results for the fiscal year ended June 30, 2009 and the nine months ended March 31, 2010, the Company has experienced a significant increase in its overall business, primarily related to government ($40.0 million U.S. Government contract), retail (strong flu shot season) and professional (launched outbound sales initiative) markets. The $28.5 million build-out phase of the major government contract occurred throughout calendar year 2009. There will be approximately $1.6 million in revenue in calendar year 2010 for the maintenance component including the $0.4 million in the third quarter fiscal year 2010. In addition, the maintenance component of the contract includes approximately $3.0 million in years 2011, 2012, and 2013. These increases were partially offset by decreases in the health care (ordering patterns of health care customers and distributor incentives) and pharmaceutical (timing in association with Patient Support Programs) markets. In the pharmaceutical market, the sales cycle is slower than initially anticipated; however the Company is encouraged by the opportunities in this market.  The Company currently has a significant cash balance, no debt, and an undrawn $2.5 million line of credit. Under the Credit Agreement, and based upon the Company’s March 31, 2010 level of accounts receivable and inventory, the amount available to borrow at March 31, 2010 was $1.4 million.

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

Sharps believes its proven Patient Support Program (in place with pharmaceutical manufacturers since 2006) is a solution for the patients of pharmaceutical manufacturers as it facilitates the proper, convenient and cost-effective storage, collection and treatment of used syringes. The Company’s Patient Support Program offering also allows the patients of the pharmaceutical manufactures to be fully compliant with California Senate Bill 486.

Sharps’ Patient Support Program includes the direct fulfillment of the Sharps Recovery System™ (formerly known as the Sharps Disposal By Mail System®) to the pharmaceutical manufacturers’ self-injecting patient support program participants, who use the product as a convenient means of disposing of used syringes, educational information on the treatment process and distinctive branding for the manufacturer’s product.  The Company’s SharpsTracer™ system tracks the return of the Sharps Recovery Systems™ by the patient to the treatment facility, where the package is processed prior to destruction utilizing the Company’s proprietary and customizable system.  This data is electronically transmitted and available to the pharmaceutical manufacturer via the Company’s proprietary data warehouse which aids in monitoring drug usage and establishes a touch point for individual patient follow-up.

In April 2010, the Company announced its patent-pending GREEN Waste Conversion Process™, eliminating medical waste processed for its customers going into landfills. The process transforms treated medical waste into a new product called PELLA-DRX™ – a clean, raw material used in the manufacture of industrial resource. The Company believes that treatment of medical waste has presented major, concerns for American society as the vast majority of medical waste is ultimately disposed in landfills, creating massive liabilities for future generations. The Sharps Waste Conversion Process™ creates a sustainable product and a much needed GREEN method to treat medical waste while creating a useable, safe, and clean raw material. PELLA-DRX™ is ideally suited for energy intensive industries like cement, lime, steel, and power plants.

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

Cash and cash equivalents increased by $15.0 million to $19.8 million at March 31, 2010 from $4.8 million at June 30, 2009. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $10.2 million plus the net proceeds from the public offering of $4.8 million (discussed above) and exercise of stock options of $873 thousand, partially offset by capital expenditures of $1.7 million.

Inventory decreased by $449 thousand to $1.8 million at March 31, 2010 from $2.3 million at June 30, 2009.  The decrease in inventory is primarily attributable to the completion of the initial product phase of the U.S. Government contract.

Prepaid and other current assets increased by $2.0 million to $2.6 million at March 31, 2010 from $776 thousand at June 30,

2009. The increase is primarily due to the prepaid income taxes (federal) of $2.2 million which represents (i) the payment, in December 2009, of federal income taxes and (ii) the impact of the third quarter loss and corresponding tax benefit generated.

Property and equipment, net increased by $1.2 million to $4.6 million at March 31, 2010 from $3.4 million at June 30, 2009.  The increase in property and equipment is due to capital expenditures of $1.7 million which was partially offset by depreciation expense of $537 thousand and disposal of assets of $97 thousand. The capital expenditures are attributable primarily to the purchase of, (i) warehouse/operations-related equipment of $597 thousand, (ii) leasehold improvements of $351 thousand, (iii) molds, dies and printing plates of $151 thousand, (iv), treatment facility improvements and related operations equipment of $142 thousand (v) computer equipment and custom software programming totaling $99 thousand, (vi) furniture for expanded office space of $25 thousand,  and (vii) phone system expansion of $19 thousand. In addition to the above and in conjunction with the newly introduced Waste Conversion Process, the Company incurred in the third quarter of 2010 approximately $324 thousand in capital related to equipment to support the production of PELLA-DRX™. The warehouse/operations equipment included racking and related equipment necessary to accommodate the expansion of the Company’s Texas and Atlanta operations and distribution facilities.  The leasehold expenditures were incurred to support the Company’s expansion in both its Texas and Georgia facilities. The molds, dies and printing plates were procured for development of new products and duplicate molds needed to facilitate additional production capacity in light of the Company’s growth. The treatment facility expenditures included a generator and general facility upgrades to the autoclave system.

Accounts payable decreased by $1.4 million to $1.1 million at March 31, 2010 from $2.5 million at June 30, 2009.  The decrease is a result of the timing of payments for raw materials purchased (reflecting the completion of the product portion of the U.S. Government contract) and capital expenditures related to the expansion efforts discussed in the paragraph above.

Stockholder’s equity increased by $17.8 million from $9.6 million to $27.4 million.  This increase is attributable to, (i) net income for the nine months ended March 31, 2010 of $10.5 million, (ii) the $4.8 million effect of the 577,146 shares sold in the December 2009 public offering at a price of $9.165 per share (net of underwriting commission), (iii) the effect of stock options to purchase 722,874 common stock exercised with proceeds of $873 thousand (average exercise price of $1.21), (iv) the effect on equity (credit) of non-cash stock based award expense of $732 thousand, and (v) the excess tax benefits from stock-based award activity of $917 thousand.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $2.5 million line of credit with JPMorgan Chase Bank, N.A. will be sufficient to fund operations for the twelve months  ending March 31, 2011.  Terms of the line of credit were renewed in March 2010 and extended through March 2012 under similar or more favorable terms currently in place. Under the Credit Agreement, and based upon the Company’s March 31, 2010 level of accounts receivable and inventory, the amount available to borrow at March 31, 2010 was $1.4 million.

CRITICAL ACCOUNTING ESTIMATES

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points and can consist of up to three separate elements as follows: (1) the sale of the container system, (2) the transportation of the container system and (3) the treatment of the container system. Since the transportation element and the treatment element are undelivered services at the point of initial sale of the container, the revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements is recognized at the point of sale.

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

In October 2009, the FASB Emerging Issue Task Force issued new accounting guidance related to multiple-deliverable revenue arrangements, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services “deliverables” separately rather than as a combined unit.   The amendment affects accounting and

reporting for all vendors that enter into multiple-deliverable arrangements. The standard provides amendments to the criteria for separating consideration in multiple-deliverable arrangements and will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this standard will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing GAAP.  The amendments in this standard significantly expand the disclosures related to multiple-deliverable revenue arrangements.  The amendments in this standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company will be required to adopt this standard in the first quarter of fiscal year 2011.  Management is currently evaluating the requirements of the standard and whether it will have a material impact on its consolidated financial position and results of operations.

In February 2010, the FASB issued an amendment to guidance related to subsequent events, which reiterates that an SEC filer is required to evaluate subsequent through the date the financial statements are issued and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The amended guidance was effective upon issuance. The Company adopted this guidance for the third quarter of fiscal year 2010 and has reflected such a subsequent event disclosure in NOTE 3 of the condensed consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by the item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Company’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including, its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report (March 31, 2010).

Changes in Internal Control over Financial Reporting

During the third quarter of the fiscal year 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On April 23, 2010, the Company received notice that the Arbitration Panel hearing the Ronald E. Pierce employment-related matter (“Panel”) ruled in favor of the Company. The Panel agreed with the Company’s position that notice of its intent to non-renew Mr. Pierce’s employment agreement was timely, and that in accordance with Mr. Pierce’s employment agreement, the Company was entitled to provide notice thirty (30) days prior of its intent to terminate the agreement, and that no severance was due to Mr. Pierce.  The decision by the Panel is considered final. The Company will immediately take all steps available under the law, including litigation against Mr. Pierce, to pursue the recovery of its legal fees related to this matter, which for the period beginning July 2008, to date, are approximately $170,000.

ITEM 6. EXHIBITS

(a)	Exhibits:
3.1	Bylaws of Sharps Compliance Inc (herein referred to as the Corporation) dated May 23, 1994 (filed herewith)
3.2	Bylaws of Sharps Compliance Corp (herein referred to as the Corporation) (filed herewith)
10.1	Second Amendment to Lease Agreement dated March 8, 2010 between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (filed herewith)
10.2	Amendment to Credit Agreement dated March 10, 2010, by and between Sharps Compliance Inc. and JPMorgan Chase Bank, N.A. (filed herewith)
10.3	Note Modification Agreement dated March 10, 2010, by and between Sharps Compliance Inc. and JPMorgan Chase Bank, N.A. (filed herewith)
31.1	Certification of Chief Executive Officer in Accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer in Accordance with Section 302 of the Sarbanes-Oxley Act(filed herewith)
32.1	Certification of Chief Executive Officer in Accordance with Section 906 of the Sarbanes-Oxley Act(filed herewith)
32.2	Certification of Chief Financial Officer in Accordance with Section 906 of the Sarbanes-Oxley Act(filed herewith)

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: May 10, 2010	By: /s/ Dr. Burton J. Kunik
Chairman of the Board of Directors,
and Chief Executive Officer

Dated: May 10, 2010	By: /s/ David P. Tusa
Executive Vice President,
Chief Financial Officer,
Business Development and
Corporate Secretary