Form 10-K/A
period 2009-06-30
SHARPS COMPLIANCE CORP
filed 2010-06-28
CIK 898770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-34269

SHARPS COMPLIANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9220 Kirby Drive, Suite 500, Houston, Texas (Address of principal executive offices)	77054 (Zip Code)

Registrant’s telephone number, including area code (713) 432-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $1.00 Par Value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
 None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [ ]      No  [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  [ ]      No  [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]      No [ ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ ]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

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
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K/A
________________________________________________________________________________

____________
*	This Table of Contents is inserted for convenience of reference only and is not a part of this Report as filed.

Explanatory Note

In this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended June 30, 2009 ("Amendment No. 1”) as originally filed with the Securities and Exchange Commission (the “SEC”) on October 23, 2009 (the “Original Filing”), we refer to Sharps Compliance, Corp. and its subsidiaries, as “we,” “us,” “our” or the “Company.”

We are filing this Amendment No. 1 to:

•	expand our Item 1. Description of Business to include the following sections: Suppliers, Government Regulation and Compliance with Environmental Laws ;
•	revise our disclosure of intellectual property rights to include trademark names and expiration date of patent;
•	add a risk factor to Item 1A. Risk Factors regarding the Company's ability to maintain existing government contracts or win additional government contracts over an extended period;
•	expand our disclosure regarding the U.S. Government Contract in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
•	remove the section entitled “Limitations on the Effectiveness of Controls.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is superceded in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Government:  The Company markets its Sharps®MWMS™, Sharps Disposal by Mail System®, and RxTakeAway™ systems to the Government segment. This market consists of government agencies (federal, state and local) that purchase products and services for (i) emergency preparedness and public and environmental safety and (ii) proper disposal of patient syringes and unused pharmaceuticals. On February 2, 2009, the Company announced a $40 million contract award (the “U.S. Government Contract”) award to provide its Sharps®MWMS™ to an agency of the United States Government. The total contract is valued at approximately $40 million and is expected to be executed over a five year period (one year plus four option years). The Company has received a purchase order for $28.5 million which represents products and services to be provided during the first contract year of which $3.0 million was billed in the quarter ended March 31, 2009 and $3 million in the quarter ended June 30, 2009. The following four option years represent payment for program maintenance (see description of Services below). The U.S. Government Contract is, as with all contracts or subcontracts involving the federal government, terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. The Government market generated 30% of the Company’s billings for the fiscal year ended June 30, 2009.

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

INTELLECTUAL PROPERTY

The Company has a portfolio of trademarks and patents, both granted and pending. The Company considers its trademarks important in the marketing of its products and services, including Sharps Disposal by Mail System®, RxTakeAway™, Sharps®MWMS™, Pitch-It™ IV Poles and Trip LesSystem®, among others.  With respect to their registered marks, the Company will continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. The Company maintains patents on its Pitch-It™ IV Poles which are scheduled to expire in 2012. The Company has a number of patents pending, including those applicable to the Company’s Sharps Secure® Needle Disposal System and the Sharps® Medical Waste Management System™, and is in the process of applying for other trademarks and patents.

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

SUPPLIERS

The Company maintains relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Disposal By Mail System® solutions, the Company owns all proprietary molds and dies and utilizes three contract manufacturers for the production of the primary raw materials. The Company believes that alternative suitable contract manufacturers are readily available to meet the production specifications of the Company’s products and solutions.  With respect to the Company’s Pitch-It™ IV Poles, the Company maintains an exclusive manufacturing relationship with Drive Medical Design & Manufacturing. The Company utilizes national suppliers such as Southern Container, Uline and W. W. Grainger, Inc. for the majority of the raw materials used in the Company’s other products and solutions.

GOVERNMENT REGULATION

Sharps is subject to extensive federal, state, and/or local laws, rules and regulations. The Company is required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the State of Texas and the local governments in Carthage, Texas with respect to our treatment facility. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including mailed sharps. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $100,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for Sharps to be in compliance with such changing laws, rules and regulations.

COMPLIANCE WITH ENVIORNMENTAL LAWS

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which will affect the operations of the incineration facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.  The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance.  These regulations will also require the Company to obtain a Title V permit and conduct additional monitoring. The Company is required to comply with these new standards by the end of 2012. Such changes will require the Company to incur significant capital expenditures in order to meet the requirements of the regulations.  The Company has studied these amended regulations and their options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, which meets the EPA Clean Air Act requirements, for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas.  Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens.  Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation.  The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. Due to its continued growth, the Company anticipates that it will incur additional capital expenditures needed in order to meet the new air emission regulations. The additional capital expenditures are estimated to range from approximately $1.0 million to $2.5 million. The Company expects capital expenditures related to these new regulations to be made by the end of the first half of fiscal year 2013. These expenditures may allow the Company to increase the facility’s permitted incineration capacity from eleven tons per day to forty tons per day.  The amount of medical waste which can be treated through the incinerator is capped at 10% of the permitted capacity.  As a result, the amount of medical waste we treat could potentially increase from 1.1 tons per day to 4 tons per day.

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

An inability to maintain existing government contracts or win additional government contracts over an extended period could have a material adverse effect on our operations and adversely affect our future revenue.

A material amount of our revenues are generated through the contract with an agency of the U.S. government. Our revenues for the first year of the five year contract (one year plus four option years) are approximately $28.5 million ($6 million of which was recognized in fiscal year 2009, $11.1 million of which is expected to be recognized in the quarter ending September 30, 2009 and $11.5 million of which is expected to be recognized in the quarter ending December 31, 2009). The annual revenue attributable to this contract for years two through five is expected to be approximately $2.9 million. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

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

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.  On February 2, 2009, the Company announced a $40 million contract award (the “U.S. Government Contract”) to provide its Sharps®MWMS™ to an agency of the United States Government. The total contract is valued at approximately $40 million and is expected to be executed over a five year period (one year plus four option years). The Company has received a purchase order for $28.5 million which represents products and services to be provided during the first contract year of which $3.0 million was billed in the quarter ended March 31, 2009 and $3 million in the quarter ended June 30, 2009. The following four option years represent payment for program maintenance (see description of Services below). The U.S. Government Contract is, as with all contracts or subcontracts involving the federal government, terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
None.

(b)	Exhibits

Exhibit Number	Description of Exhibit

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
10.29
Contract No. V797P-DSNS-9005 dated January 29, 2009 by and between the Department of Veterans Affairs and Sharps Compliance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 25, 2010).**

14.10	Sharps Compliance Corp. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current report on Form 10-KSB, filed September 20, 2004.
21.1	Subsidiaries of Sharps Compliance Corp. (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed September 22, 2009).
23.10	Consent of UHY LLP (incorporated by reference to Exhibit 23.10 to the Registrant's Annual Report on Form 10-K, filed September 22, 2009).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

* This exhibit is a management contract or a compensatory plan or arrangement.
** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPS COMPLIANCE CORP.

Dated: June 25, 2010                                                                                             By: /s/ DAVID P. TUSA
David P. Tusa
President