Form 10-K
period 2010-06-30
SHARPS COMPLIANCE CORP
filed 2010-08-26
CIK 898770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-34269

SHARPS COMPLIANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9220 Kirby Drive, Suite 500, Houston, Texas (Address of principal executive offices)	77054 (Zip Code)

Registrant’s telephone number, including area code (713) 432-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $0.01 Par Value	The NASDAQ Capital Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

As of December 31, 2009, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $101.3 million (based on the closing price of $9.60 on December 31, 2009 as reported by The NASDAQ Capital Market.

The number of common shares outstanding of the Registrant was 14,907,091 as of August 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 18, 2010  are incorporated by reference into Part III.

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

COMPANY OVERVIEW

The Company is a leading full-service provider of cost-effective solutions for management of medical waste and unused dispensed medications generated outside of the hospital and large health care facility setting, serving more than 4,000 customers in all 50 states.  Our solutions facilitate the proper treatment of numerous types of medical waste and unused dispensed medications, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused dispensed prescription and over-the-counter drugs and medications.  We serve customers in multiple markets such as government (federal, state and local), home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our distinct solution offerings best fit their needs for the collection, storage, return transportation and treatment of their or their patients’ medical waste and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and ultimately properly treat their or their patients’ medical waste or unused dispensed medications through pre-paid mail services primarily through the United States Postal Service (“USPS”).We believe our easy-to-use and convenient solutions are on average up to 50% less than traditional pick-up services for treatment of medical waste outside of the hospital or large health care facility setting.  Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  The Company’s fully-integrated operations are a key factor leading to its success and continued growth.  Since 2008, our revenue growth has accelerated significantly, increasing from $12.8 million for the fiscal year ended June 30, 2008 to $20.3 million for the fiscal year ended June 30, 2009, representing a year-over-year growth rate of 58.1%. Revenues for the fiscal year ended June 30, 2010 were $39.2 million, up 92.9% from the prior year.

In February 2009, we signed a five year contract (one year , plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMSTM, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMSTM is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. The Company received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, and $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and is expected be recognized from February 1, 2010 through January 31, 2011.  There is expected to be approximately $1.6 million in revenue in calendar 2010 for the maintenance component of the contract including $0.8 million in the second half of calendar year 2010.  The remaining three option years are expected to be approximately $3.0 million per contract year. Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above. The successful launch of this program demonstrates the attractiveness of our integrated, full-service system that enables government agencies and commercial organizations to completely outsource the planning and execution of their emergency preparedness and disaster relief planning as it relates to medical waste handling and rapid response capabilities.  In addition to the Sharps®MWMSTM, we continue to add similar full-service, patient support programs with major pharmaceutical manufacturers whereby we provide a customized Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) along with fulfillment, inventory management, storage and data services, as well as provide critical patient usage data that assists the manufacturers in assessing drug effectiveness and compliance.

The Centers for Disease Control and Prevention (“CDC”), and the United States Environmental Protection Agency (“EPA”), estimate that there are over three billion used syringes disposed of annually outside of the hospital setting in the United States. In addition, industry experts estimate that as much as 40% of dispensed medications outside of the hospital setting in the United States goes unused, generating an estimated 200 million pounds of pharmaceuticals potentially polluting our environment and placing our citizens at risk for accidental poisonings.  We estimate the market for our solutions (outside of the hospital and large health care facilities) to be over $1 billion per year for medical waste disposal and over $1 billion for the proper disposal of unused dispensed medications.

We believe that demand for our cost-effective medical waste management solutions has been increasing due to several factors.  First, communities, consumers, government and health care and commercial organizations are increasingly becoming aware of the need to properly treat medical waste and unused dispensed medication as federal and state regulatory bodies continue to provide guidance and enact legislation which mandate the proper disposal of medical waste outside the hospital setting to protect the general public and workers from potential exposure to contagious diseases and health and safety risks.  Second, there is heightened public awareness and growing demand for influenza vaccines that are driving demand for our solutions both in the short-term to address immediate flu shot needs and in the long-term as the public increasingly obtains its immunizations from retail locations and clinics.  Finally, we believe that customers in many of the sectors we serve, such as physicians, dentists, veterinarians, clinics and assisted living facilities, are becoming aware of alternatives to the traditional medical waste pick-up service and the lower cost (estimated average savings of up to 50%) and convenience associated with the Sharps® Recovery System™ (formerly Sharps Disposal By Mail System®).

The patent-pending GREEN Waste Conversion Process™, announced by the Company in April 2010, eliminates medical waste processed for the Company’s customers from going into landfills.  The process transforms treated medical waste into a new product called PELLA-DRX™ - a clean, raw material used in the manufacture of industrial resource.  Treatment of medical waste has presented major concerns for American society as the vast majority of medical waste is ultimately disposed of in landfills, creating massive liabilities for future generations.  The Sharps Waste Conversion Process™ creates a sustainable product and a much needed GREEN method to treat medical waste while creating a useable, safe, and clean raw material.  We believe PELLA-DRX™ is ideally suited for energy intensive industries like cement, lime, steel, and power plants.

Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas.  Our telephone number at that location is (713) 432-0300.  We currently have 67 employees, of which 65 were full time employees.  We have manufacturing, assembly, distribution and warehousing operations and our corporate offices in Houston, Texas. We maintain a warehouse facility in College Park, Georgia. We own and operate a facility in Carthage, Texas that houses our processing and treatment operations.  The Company is committed to mitigating the effects of medical waste and unused dispensed medications on the environment and our citizens through our environmentally conscious treatment process.  We have supplemented our incinerator at this facility with an autoclave system. Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens, and is a cost-effective alternative to traditional incineration.  The autoclave system is utilized alongside the incinerator for day-to-day operations.  We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste and unused dispensed medications.

SOLUTIONS OVERVIEW

We offer a broad line of product and service solutions to manage the medical waste and unused dispensed medications generated by our customers.  Our primary solutions include the following:

Sharps® Recovery System™ (formerly Sharps Disposal by Mail System)®: a comprehensive solution for the containment, transportation, treatment and tracking of medical waste generated outside the hospital and large health care facility setting.  The Sharps® Recovery System™ includes a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to eighteen gallons; USPS approved shipping carton with pre-paid priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment; and complete documentation and tracking manifest.  The Sharps® Recovery System™ is transported to our facility for treatment.  Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharpsTracerTM system.

RxTakeAway™ System: a comprehensive solution that facilitates the proper disposal or treatment of unused dispensed medications and includes the TakeAway™ Environmental Return System and the RxTakeAway™ Recovery and Reporting System .  The solution provides a means for individual consumers, communities and facilities, such as pharmacies, assisted living facilities, long-term care facilities, mail-order pharmacies and correctional operations, to manage their unused dispensed medications (other than controlled substances) and consists of customized containment, transportation, destruction or conversion and tracking services. Our proprietary tracking system, MedsTracerTM, is designed for tracking unused dispensed medications, which assists pharmaceutical manufacturers in monitoring drug usage and provides critical data for patient management and compliance.  Our proprietary tracking system is a highly value-added component of our solution as it enhances pharmaceutical manufacturers’ ability to monitor patient drug usage.

Sharps®MWMSTM: a comprehensive solution designed for rapid deployment in emergency situations and features the Sharps® Recovery System™ and TakeAway™ Environmental Return System products combined with warehousing, inventory management, training, data and other services. Sharps®MWMSTM is designed to be an integral part of governmental and commercial emergency preparedness programs for large scale or catastrophic situations such as natural disasters, pandemics, terrorist events, or other national emergencies.  Also available with the Sharps®MWMSTM is the Sharps® Rx Recovery and Reporting System, which delivers a turn-key approach to the collection, storage, audit, treatment and documentation of unused dispensed medications.  The Medical Waste Management SystemTM can be used in virtually any location where patients may be treated or shots administered.  This system is designed to be portable, allowing medical waste to be collected where it is generated, properly stored, and transported with no special pick-up arrangements.

SharpsTracer™: a comprehensive solution that provides customers with an electronic record of receipt and treatment of their waste to meet regulatory requirements.  SharpsTracer™ eliminates the need for traditional paper-based methods of tracking and is designed to enhance customer efficiencies with an automatic evidence of proof of receipt and treatment and market data capabilities.  This cost-effective and regulatory compliant tracking and documentation system is an important part of our full-service and comprehensive suite of solutions.

Other Solutions: a wide variety of other logistical products solutions including Pitch-ItTM IV Poles, Trip LesSystem®, Sharps® Pump and Asset Return Box, Sharps Secure® Needle Recovery System, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System and Sharps Environmental Services.

MARKET OVERVIEW

The CDC and the EPA estimate that there are over three billion used syringes disposed of annually in the United States outside of the hospital setting.  We estimate that it would require 30 to 50 million Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) products to properly dispose of all such syringes, which would equate to a market opportunity of over $1 billion.  We estimate that we have penetrated approximately 1% of this market.  Additionally, we believe that there has been and will continue to be a significant increase in self-injectable medications utilized by patients, further increasing the number of syringes used and disposed of in the United States.

Industry experts estimate that approximately 40% of the dispensed medication from four billion annual prescriptions in the United States goes unused, resulting in over 200 million pounds of pharmaceuticals which can adversely affect the environment if disposed of improperly.  Most unused dispensed medications are either (i) disposed of untreated in the garbage or flushed down the toilet, ending up in landfills and polluting rivers and water supply systems, lakes and streams with trace amounts of unused dispensed medications or (ii) stored in medicine cabinets that are accessible to children and teenagers.  Improperly disposed of or diverted unused dispensed medications have been shown to increase the risk of accidental poisoning of citizens, including children and teenagers.  The Company has estimated that the market for the proper disposal of unused dispensed medications outside the hospital setting is over $1 billion.

We continue to take advantage of the many opportunities in our markets served as communities, consumers, governments and industries become more aware of the need for the proper disposal of medical sharps and unused dispensed medications.  There have been several key events that have contributed to this education process, including:

•	in December 2004, the EPA issued its new guidelines for the proper disposal of medical sharps, revising the previous guidance that advised patients to dispose of used syringes in the trash;

•
in July 2006, the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks;

•
beginning September 1, 2008, California’s legislation regulating sharps disposal became effective and began to be enforced, making it illegal to dispose of used sharps through the normal garbage disposal system.  Other states, such as Massachusetts and Louisiana, have enacted similar measures that became effective in 2008 and 2009, respectively.  Currently, nine states ban the disposal of used syringes in the trash and four states are considering or have introduced similar legislation, while the remaining states operate under the EPA guidance noted above.  In August 2008, the United States House of Representatives and Senate introduced bills which, if enacted, would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes; and

•
in October 2009, California passed Senate Bill 486 requiring drug companies that market and sell prescribed medications that are routinely injected at home to submit plans to the California Integrated Waste Management Board on or before July 1, 2010 (and annually thereafter) describing how they support safe needle collection and disposal programs for patients using their drugs.

•	In 2009 and 2010, the states of Iowa and North Dakota introduced state funded programs to properly dispose of unused medications.

Among the methods of disposal recommended as part of the above noted regulatory actions are mail-back programs such as the solutions we offer.  We believe that other states will continue introducing similar legislation and that these developments will drive additional demand for our solutions.

COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Leading comprehensive provider of cost-effective medical waste management solutions.

We offer a broad line of solutions to meet the medical and pharmaceutical waste management needs of our customers.  Through partnerships with the USPS and UPS, the Company is able to offer our mail-based services at a significantly lower cost to customers as compared to the traditional model of physical pick-up from individual locations.  In contrast to route-based service providers which generally make periodic pick-ups whether customers need them or not and charge higher prices to cover transportation and labor expenses, our mail-based service is a convenient, on-demand, reduced cost option to better serve our customers.  Our proprietary SharpsTracer™ tracking and documentation systems provide customers a comprehensive electronic record of receipt and treatment of their waste to meet regulatory requirements.  Our Medical Waste Management System™ provides a complete solution for customers seeking to completely outsource the management of all aspects of their waste management, including warehousing, inventory management, training, and data collection in addition to treatment services.  While competitors may attempt to replicate our mail-based return services, we believe the ability to offer such a comprehensive, value-added turnkey solution is a significant competitive advantage.

Environmentally-conscious solution provider.

In addition to providing cost-effective solutions for our customers, the Company is committed to mitigating the effects of medical and pharmaceutical waste on the environment through our treatment processes and marketing efforts.  Most used sharps and unused dispensed medications are currently disposed of untreated in the garbage, ending up in landfills and polluting rivers, lakes and streams with trace amounts of pharmaceuticals.  Our products and services provide an environmentally cleaner alternative process for treatment. Our GREEN Waste Conversion Process™ eliminates medical waste processed for the Company’s customers from going into landfills.  The process transforms treated medical waste into PELLA-DRX™ - a clean, raw material used in the manufacture of industrial resource.  The use of recycled paper and plastic materials for our products further demonstrates our total commitment to environmentally sound business practices.  As an organization, the Company is a leading proponent for the development of solutions for the safe disposal of sharps and unused dispensed medications in the community and continually work to raise public awareness of the issue.

Vertically integrated full-service operations.

Our products and services encompass the entire range of the medical waste and unused dispensed medications disposal life cycle.  We provide our customers with a wide variety of products and sizes to meet their individual needs.  Various sizes of TakeAway™ Enviornmental Return System boxes provide similar customizability for our pharmaceutical customers.  Once filled, these containers are shipped back to our treatment facility which has the capacity to process up to 40 tons of waste per day (currently permitted to process up to 18 tons of waste per day). We carefully track the movement of each shipment from mailing to ultimate treatment and provide confirmation to the customer for their records.  By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements.  Other products such as Pitch-ItTM IV Poles and pump return boxes meet additional specialized needs for the home health care industry.

Well-positioned to capitalize on the growing need for government and commercial preparedness to address emergency and disaster relief situations.

Federal and state government agencies as well as commercial organizations are increasingly focused on having programs in place for emergency and disaster relief situations such as natural disasters (hurricanes, flooding and earthquakes), pandemics (H1N1 flu strain), acts of terrorism (September 11th) and other national emergencies.  The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs.  The successful launch of our government agency program demonstrates the attractiveness of our integrated, full-service solution that enables government agencies and commercial organizations to completely outsource the planning and execution of their emergency preparedness and disaster relief planning as it relates to medical waste handling and rapid response capabilities.  We believe this program will generate additional demand from other government agencies at the federal, state and local level.

Increased state and federal regulatory attention.

As the movement to increase regulation of sharps and unused dispensed medications disposal gains momentum at both the state and federal level, we believe the Company is well positioned to benefit given our strict adherence to established standards and extensive documentation and records.  Currently, 13 states restrict or have introduced legislation to restrict the disposal of used sharps in household trash and 11 states have also enacted or introduced legislation to regulate the disposal of pharmaceuticals to reduce pollution of the environment.  As state and federal enforcement of these statutes increases, more companies will turn to solutions such as ours to help manage their medical waste and regulatory compliance.

Diverse product markets.

Sharps offers services and products to a wide variety of end markets.  The Company’s primary end markets ranked by revenue in fiscal year 2010 were federal, state and local government agencies (61%), home health care companies (17%), retail pharmacies and clinics (11%), professional physician, dental and veterinary clinics (4%), pharmaceutical manufacturers (2%), and other (5%) which includes hotel, retirement and assisted living facilities, commercial and industrial and agriculture. The Company’s primary end markets ranked by revenue in fiscal year 2009 were home health care companies (36%), federal, state and local government agencies (30%), retail pharmacies and clinics (9%), pharmaceutical manufacturers (8%), professional physician, dental and veterinary clinics (5%),  and other (12%) which includes hotel, retirement and assisted living facilities, commercial and industrial and agriculture.

Highly scalable business model.

Because of our mail-based service model, we can add new business while leveraging our existing fixed cost structure.  Until capacity limitations are reached on our incinerator and autoclave systems, our facility can accommodate significant additional volume, incurring only variable costs of transportation, storage and processing. Once we gain a new customer, our business typically increases as our customer grows without additional sales and marketing efforts due to the embedded nature of our products and the ease with which we can accommodate additional volume through larger container sizes or faster cycle times.

Experienced and accomplished management team.

Our senior management team has extensive industry experience, and is committed to the continued growth and success of our company.  Dr. Burton Kunik, our Chairman and CEO, founded Sharps Compliance, Inc., now a wholly owned subsidiary of the Company, in 1994 and also founded two other medical waste management companies.  In 2004, he was awarded the International Sharps Injury Prevention Award.  Mr. David P. Tusa, CPA, President, in addition to his seven plus years with the Company has over 25 years of financial, accounting, business and public company experience in multiple industries and in companies with revenues up to $500 million.  Mr. Claude Dance, Senior Vice President of Sales and Marketing, has broad health care and reverse logistics industry experience at a variety of firms including Pharmerica, Cardinal Health and Wyeth Pharmaceuticals.  Ms. Diana Diaz, CPA, MBA, Vice President and Chief Financial Officer, has over 25 years of finance, accounting, health care and public company industry experience.

The Company’s Board of Directors oversees CEO and senior management succession planning. The process focuses on building management depth, considers continuity and stability within the Company, and responds to Sharps’ evolving needs and changing circumstances.

GROWTH STRATEGIES

We plan to grow our business by employing the following primary growth strategies:

Further penetrate existing customers.

Many of our customers who currently use the Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) could also benefit from the TakeAway™ Environmental Return System products or other specialized products.  Although currently focused primarily on sharps disposal, pharmacies (including chains and mail order), assisted living facilities and other related organizations will develop needs for our other product lines as they expand their patient service offerings.  As an entrenched and value-added supplier of treatment solutions, we believe the Company is well-positioned to capture incremental business from our existing customers.

We believe the recent passage of new regulations, such as California Senate Bill 486, will generate the sale of additional patient support programs with pharmaceutical manufactures as they respond to the requirements of the legislation. We have programs in place with five pharmaceutical manufacturers and we believe the Company is the leader in providing solutions of this type to this market.

Increase adoption of our product lines among federal, state and local government agencies.

 We believe that our recent successful launch of a $40 million MWMSTM program with a major U.S. government agency is leading to additional business from other government agencies at the federal, state and local level. In January 2010, we launched a pilot program with the United States Department of Veterans Affairs (“VA”) within the VA Capitol Health Care Network (“Veterans Integrated Service Network” or “VISN”). The VISN is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year. The pilot allows each of the participating medical centers within the VISN, both inpatient and outpatient, to provide the Sharps® Recovery System™ (formerly known as the Sharps Disposal By Mail System®) and the TakeAway™ Environmental Return System  solutions to their patients. Since its original launch, the pilot program has now expanded to three other VISNs. In addition, we believe there are additional sales opportunities with a major U.S. government agency, including additional products and services, as well as the potential for more Medical Waste Management SystemTM orders.  These successes demonstrate the attractiveness of our integrated, full-service system that allows government agencies to completely outsource the medical waste handling aspects of their disaster relief programs and rapid response capabilities. Once the system has been proven at the government level, we expect additional growth through commercial emergency preparedness programs as well.

Enhance sales and marketing efforts.

Through the expansion of our sales force, development of additional marketing materials, increased use of trade magazine advertising and implementation of a call center for direct marketing efforts, we believe we can drive significant additional growth.  Capitalizing on the increased regulatory attention directed at medical waste management initiatives, we have had significant contract wins at the state government level and received significant press coverage of our new TakeAway™ Environmental Return System product line.  Additionally, given the last year’s H1N1 flu concerns and subsequent demand for flu shots and vaccines, our sales and marketing efforts are gaining substantial traction and our products are quickly becoming a more standard fixture in the retail channel.

Improve product and service awareness to attract new customers.

As we grow, we intend to focus additional marketing and sales efforts toward educating home health care providers, physician and dental clinics, pharmaceutical manufacturers, communities and government agencies of the benefits of our products and the need for safe and environmentally-friendly methods of medical waste treatment.  We believe that the full-service nature of our product offerings, ease of our mail-based delivery system and convenience of our products will attract new customers who are not yet aware of the services we provide.  In addition to providing a convenient, cost-effective solution to waste treatment, we believe future growth will be driven by the need for our customers to properly document and track the disposal of their hazardous waste to maintain compliance with new and existing legislation.  We believe our participation in the legislative process and focus on accurate and thorough electronic tracking of waste disposal or treatment will provide substantial benefits to new customers looking to comply with new standards and promote environmentally cleaner business practices.

Develop new products and services.

We continue to develop new products and services including the Sharps® Medical Waste Management SystemTM, the TakeAway™ line of products for unused medications (including the TakeAway™ Environmental Return System), the 18 gallon and 28 gallon Medical/Professional TakeAway™ Recovery System and the new RxTakeAway™ Recovery and Reporting System which offers the collection, storage, audit, witnessed treatment and documentation of unused medications such as flu vaccines, Tamiflu, and Relenza.  These new product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products.  We will continue our efforts to develop new products and services designed to facilitate the proper and cost effective solutions for management of medical waste and of unused dispensed medications to better serve our customers and the environment.  Additionally, we will continue to seek out and identify new small quantity medical waste generators and develop solutions to meet the needs of these new customer segments.  Research and development expenses were $41 thousand and $20 thousand for the fiscal year ended June 30, 2010 and 2009, respectively.

CONCENTRATION OF CREDIT AND SUPPLIERS

Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2010, two customers represented approximately 68% of revenues. Those two customers represented approximately 27%, or $546 thousand of the total accounts receivable balance at June 30, 2010.  For the fiscal year ended June 30, 2009, four customers represented approximately 48% of revenues.  Those same four customers represented approximately 28%, or $504 thousand of the total accounts receivable balance at June 30, 2009.   The Company may be adversely affected by its dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the reputation of the Company and its high quality products and (iii) the continued diversification of the Company’s products and services into additional markets outside of its traditional Health care customer base.

Currently, the majority of Sharps transportation is sourced with the USPS, which consists of delivering the Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) from the end user to the Company’s facility.  The Company also has an arrangement with UPS whereby UPS transports the Company’s Sharps® Recovery System™ products from the end user to the Company’s facility. The Company began selling a UPS product to select customers in fiscal year

2007. Management believes the risk of dependence on the USPS is mitigated by (i) the arrangement with UPS and (ii) the long-standing business relationship with and successful performance by USPS.

The Company maintains relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) solutions, the Company owns all proprietary molds and dies and utilizes three contract manufacturers for the production of the primary raw materials. The Company believes that alternative suitable contract manufacturers are readily available to meet the production specifications of the Company’s products and solutions.  With respect to the Company’s Pitch-It™ IV Poles, the Company maintains an exclusive manufacturing relationship with Drive Medical Design & Manufacturing. The Company utilizes national suppliers such as Southern Container, Uline and W. W. Grainger, Inc. for the majority of the raw materials used in the Company’s other products and solutions.

INTELLECTUAL PROPERTY

The Company has a portfolio of trademarks and patents, both granted and pending. The Company considers its trademarks important in the marketing of its products and services, including Sharps Disposal by Mail System®,TakeAway™ Environmental Return System, Sharps®MWMS™, Pitch-It™ IV Poles, Trip LesSystem®, GREEN Waste Conversion Process™ and PELLA-DRX™ among others.  With respect to their registered marks, the Company will continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. The Company maintains patents on its Pitch-It™ IV Poles which are scheduled to expire in 2012. The Company has a number of patents pending, including those applicable to the Company’s Sharps Secure® Needle Recovery System, the Sharps® Medical Waste Management System™, and the GREEN Waste Conversion Process™, and is in the process of applying for other trademarks and patents.

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of medical waste outside the hospital and large health care setting. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products).  These companies include (i) smaller private companies or (ii) divisions of larger medical or solid waste companies. Additionally, the Company does compete, in certain markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications it does believe it may face more and possibly significant competition. The Company believes its patent-pending Waste Conversion Process™, first mover advantages, excellent industry reputation, quality solutions and products, as well as its capabilities as a vertically integrated producer of products and services, provides significant differentiation in the current competitive market.

GOVERNMENT REGULATION

Sharps is subject to extensive federal, state, and/or local laws, rules and regulations. The Company is required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the State of Texas and the local governments in Carthage, Texas with respect to our facility. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including mailed sharps. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $100,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for Sharps to be in compliance with such changing laws, rules and regulations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which will affect the operations of the incineration facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.  The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance.  These regulations will also require the Company to obtain a Title V permit and conduct additional monitoring. The Company is required to comply with these new standards by the end of 2012. Such changes will require the Company to incur capital expenditures in order to meet the requirements of the regulations.  The Company has studied these amended regulations and their options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, which meets the EPA Clean Air Act requirements, for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas.  The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. Due to its continued growth, the Company anticipates that it will incur additional capital expenditures needed in order to meet the new air emission regulations. The additional capital expenditures are not expected to exceed $1.0 million. The Company expects capital expenditures related to these new regulations to be made by the end of the first half of fiscal year 2013.

ITEM 1A.  RISK FACTORS

We may be unable to manage our growth effectively.

We have experienced significant growth, with revenues increasing more than 58% for the fiscal year ended June 30, 2009 from the prior fiscal year and 93% from fiscal year ended June 30, 2009 to fiscal year ended June 30, 2010. This growth has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need to add operations, administrative and other personnel, and may need to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, or do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

The loss of the Company’s senior executives could affect the Company’s ability to manage the business profitability.

Sharps’ growth and development to date has been largely dependent on the active participation and leadership of its senior management team consisting of the Company’s Chairman and CEO, President, Senior Vice President of Sales, and Vice President and CFO. The Company believes that the continued success of the business is largely dependent upon the continued employment of the senior management team and has, therefore, (i) entered into individual employment agreements with key personnel and (ii) granted equity-based stock compensation to senior management members in order to provide an incentive for their continued employment with the Company. The unplanned loss of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact the Company’s ability to execute its business plan.

The Company’s Board of Directors oversees CEO and senior management succession planning. The process focuses on building management depth, considers continuity and stability within the Company, and responds to Sharps’ evolving needs and changing circumstances. The Board approves continuity plans for the CEO and senior management succession planning to enable the Board to respond to planned or unexpected vacancies in key positions. The Board considers optimizing the ongoing safe and sound operation of the Company and minimizing any potential disruption or loss of continuity to our business and operations as it evaluates the plan.

Our business is dependent on a small number of customers. To the extent we are not successful in winning additional business mandates from our government and commercial customers or attracting new customers, our results of operations and financial condition would be adversely affected.

We are dependent on a small group of customers. In addition, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2010, two customers represented approximately 68% of revenues, of which the contract with the government represented 86% of revenues. Those two customers represented approximately 27%, or $546 thousand, of the total accounts receivable balance at June 30, 2010. To the extent these significant customers are delinquent or delayed in paying or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down the Company’s profits and slow its growth.

There are several competitors who offer similar or identical products and services that facilitate the disposal of medical waste outside the hospital and large health care setting. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products).  These companies include (i) smaller private companies or (ii) divisions of larger medical or solid waste companies. Additionally, the Company does compete, in certain markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications it does believe it may face more and possibly significant competition. The Company believes its patent-pending Waste Conversion Process™, first mover advantages, excellent industry reputation, quality solutions and products, as well as its capabilities as a vertically integrated producer of products and services, provides significant differentiation in the current competitive market.

The lack of customer long-term volume commitments could adversely affect the Company’s profits and future growth.

Although the Company does enter into exclusive contracts with the majority of its enterprise customers, these contracts do not have provisions for firm long-term volume commitments. In general, customer purchase orders may be canceled and order volume levels can be changed or delayed with limited or no penalties. Canceled, delayed or reduced purchase orders could significantly affect the financial performance of the Company.

An inability to maintain existing government contracts or win additional government contracts over an extended period could have a material adverse effect on our operations and adversely affect our future revenue.

A material amount of our revenues are generated through the contract with a major U.S. government agency. Our revenues for the first year of the five year contract (one year plus four option years) were approximately $28.5 million ($6.0 million of which was recognized in fiscal year 2009, $22.5 million was recognized in the first half of fiscal year 2010). In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and is expected to be recognized from February 1, 2010 through January 31, 2011. There is expected to be approximately $1.6 million in revenue in calendar year 2010 for the maintenance component of the contract including $0.8 million in the second half of fiscal year 2010. The remaining three option years are expected to be approximately $3.0 million per contract year. Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above. All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency. If we fail to maintain or replace these relationships, or if a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

Governmental contracts or subcontracts involving governmental facilities are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. If we fail to comply with any regulations, requirements or statutes, our existing governmental contracts or subcontracts involving governmental facilities could be terminated or we could be suspended from government contracting or subcontracting. If one or more of our governmental contracts or subcontracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our governmental contracts or subcontracts involving governmental facilities, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

The Company is subject to extensive and costly federal, state and local laws and existing or future regulations may restrict the Company’s operations, increase our costs of operations and subject us to additional liability.

Sharps is subject to extensive federal, state, and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, Texas and the local governments in Carthage, Texas with respect to our facility. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including mailed sharps. Sharps believes that it is currently in compliance in all material respects with all applicable laws and regulations governing its business, including the permits and authorizations for its incinerator facility. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $100,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for Sharps to be in compliance with such changing laws, rules and regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical waste could result in a reduced demand for Sharps’ products and services and could have a material adverse effect on Sharps’ revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change.

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which will affect the operations of the incineration facility located in Carthage, Texas. These regulations modify the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. These regulations will also require the Company to obtain a Title V permit and conduct additional monitoring. Such changes will require the Company to incur significant capital expenditures in order to meet the requirements of the regulations. The Company has studied these amended regulations and their options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, which meets the EPA Clean Air Act requirements, for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. Due to its continued growth, the Company anticipates that it will incur additional capital expenditures needed in order to meet the new air emission regulations. The additional capital expenditures are not expected to exceed $1.0 million. The Company expects capital expenditures related to these new regulations to be made by the end of the first half of fiscal 2013.

The inability of the Company to operate its treatment facility would adversely affect its operations.

The Company’s business utilizes a facility for the proper disposal or treatment of medical waste and unused pharmaceuticals. The Company’s owned facility has both incineration and autoclave technologies in Carthage, Texas (Panola County). Prior to the purchase of the facility in January 2008, the Company operated the facility since 1999 under a lease arrangement. The Company believes it operates and maintains the facility in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving solid waste disposal and the operation of the incinerator facility. The failure to maintain the permits for the treatment facility or unfavorable conditions contained in the permits could substantially impair our operations and reduce our revenues. Although the Company has an agreement with a secondary treatment facility to provide services in the event both the incinerator and autoclave are unavailable, any disruption in the availability of a disposal or treatment facility whether as a result of action taken by governmental authorities, natural disasters or otherwise would have an adverse affect on the Company’s operations and results of operations.

The handling and disposal or treatment of regulated waste carries with it the risk of personal injury to employees and others.

Our business requires us to handle materials that may be infectious or hazardous to life and property in other ways. Although our products and procedures are designed to minimize exposure to these materials, the possibility of accidents, leaks, spills, and acts of God always exists. Human beings, animals or property could be injured, sickened or damaged by exposure to regulated waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us. While we carry liability insurance intended to cover these contingencies, particular instances may occur that are not insured against or that are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

The possibility of postal work interruptions and restrictions on shipping through the mail would adversely affect the disposal or treatment element of the Company’s business and have an adverse effect on our operations, results of operations and financial condition.

Sharps currently transports (from the patient or user to the Company’s facility) the majority of its solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the disposal or treatment element of the Company’s business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, the Company entered into an arrangement with UPS whereby UPS transports the Company’s Sharps® Recovery System ™ (formerly Sharps Disposal by Mail System®) products from the non-health care facility end user to the Company’s owned facility. The Company began selling a UPS product to select markets in fiscal year 2007. The ability to ship items, whether through the USPS or UPS, is regulated by the government. Any change in regulation restricting the shipping of medical waste and unused pharmaceuticals through these channels would be detrimental to Sharps’ ability to conduct its operations. Notwithstanding the foregoing, any disruption in the transportation of products would have an adverse effect on our operations, results of operations and financial condition.

The Company’s stock has experienced, and may continue to experience, low trading volume and price volatility.

The Company’s common stock has been listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED” since May 6, 2009. The daily trading volumes for the Company’s common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Since trading on the NASDAQ, the Company’s average daily trading volume has been approximately 100,000 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of the Company’s common stock may, therefore, be volatile.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this report, the Company did not have any unresolved staff comments.

ITEM 2.     DESCRIPTION OF PROPERTY

Sharps leases 190,489 square feet of space in Houston, Texas and College Park, Georgia. Sharps has manufacturing, assembly, distribution and warehousing operations and corporate offices in Houston, Texas. The Company maintains a warehouse facility in College Park, Georgia.  These leases expire from April 2014 to April 2015 with options to renew the Company’s leases for warehouses for 5 years and for office space 10 years.

The Company owns and operates a facility in Carthage, Texas that houses our processing and treatment operations in an estimated 12,000 square foot building on 4.5 acres of land. The facility is permitted to process 40 tons per day of municipal solid waste. The incinerator at the facility is currently permitted to treat eleven tons per day of municipal solid waste while the autoclave is capable of treating up to seven tons per day of waste.

ITEM 3.     LEGAL PROCEEDINGS

Ronald E. Pierce Matter

In June 2004, the Company provided its then Chief Operating Officer, Mr. Ronald E. Pierce (“Mr. Pierce”) with notice of non-renewal of his agreement.  In July 2008, the Company received a demand for arbitration from Mr. Pierce related to his termination of employment with a claim amount of $300,001.  Upon completion of the arbitration process (April 23, 2010),  the Company received notice that the Arbitration Panel hearing Mr. Pierce’s employment-related matter ruled in favor of the Company (i.e., no liability of the Company to Mr. Pierce).    In July 2010, the Company settled a counter claim against Mr. Pierce related to this matter in exchange for a payment by Mr. Pierce to the Company in the amount of $12,500.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: Beginning May 6, 2009, the Company’s common stock has been quoted on the NASDAQ under the symbol “SMED”.  Previously, the Company’s common stock was quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”.  The Company’s common stock had an average trading volume of approximately 267,000 shares traded per month during fiscal year 2009.  Since trading on the NASDAQ (May 6, 2009), the Company’s common stock had an average trading volume of approximately 2,078,857 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the OTC Bulletin Board (July 1, 2008 through May 5, 2009) and the NASDAQ (May 6, 2009 through August 24, 2010) for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2009
First Quarter	$3.07	$2.35
Second Quarter	$2.80	$1.50
Third Quarter	$3.80	$1.60
Fourth Quarter	$6.36	$3.21

Fiscal Year Ended June 30, 2010
First Quarter	$10.18	$6.21
Second Quarter	$11.91	$7.97
Third Quarter	$10.27	$5.85
Fourth Quarter	$7.68	$3.98

Fiscal Year Ending June 30, 2011
First Quarter (August 24, 2010)	$5.45	$4.25

Stockholders: At August 24, 2010, there were 14,907,091 shares of common stock held by approximately 185 holders of record.  The last reported sale of the common stock on August 24, 2010 was $4.25 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity plan information is provided as of June 30, 2010:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by stockholders (1)(2)	821,192	$4.21	105,173

Total	821,192	$4.21	105,173

Notes:
(1) Represents stock options issued under the 1993 Sharps Compliance Corp. Stock Plan.
(2) Includes the effect of 29,565 shares of Restricted Stock issued to Directors (i.e. vested and unvested).
(3) Weighted Average exercise price excludes the effect of 29,565 shares of Restricted Stock issued to Directors.

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the twelve months ended June 30, 2010 and 2009. The following table sets forth, for the periods indicated certain items from the Company’s Consolidated Statement of Income, expressed as a percentage of revenue:

	Year Ended June 30,
	2010	2009

Net revenues	100%	100%
Costs and expenses:
Cost of revenues	(40%)	(48%)
Selling, general and administrative	(22%)	(33%)
Depreciation and amortization	(1%)	(2%)
Total costs and expenses	(63%)	(83%)
Income from operations	37%	17%
Total other income	0%	0%
Income tax expense (benefit)	13%	(4%)
Net income	24%	21%

YEAR ENDED JUNE 30, 2010 COMPARED TO YEAR ENDED JUNE 30, 2009

Total revenues for the fiscal year ended June 30, 2010 of $39.2 million increased by $18.9 million, or 92.9%, over the total revenues for the fiscal year ended June 30, 2009, of $20.3 million.  Billings by market are as follows (in thousands):

	Year Ended June 30,
	2010	2009	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Government	$23,842	$6,254	$17,588
Health Care	6,543	7,454	(911)
Retail	4,338	1,933	2,405
Professional	1,644	1,059	585
Hospitality	1,015	917	98
Pharmaceutical	742	1,558	(816)
Other	1,284	1,500	(216)
Subtotal	39,408	20,675	18,733
GAAP Adjustment *	(252)	(378)	126
Revenue Reported	$39,156	$20,297	$18,859

*Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for disposal or treatment.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.  See Note 2 “Revenue Recognition” in “Notes to Consolidated Financial Statements”.

This Annual Report on Form 10-K contains certain financial information not derived in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported.  Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies.  Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in revenues is primarily attributable to increased billings in the Government ($17.6 million), Retail ($2.4 million), and Professional ($585 thousand) markets. These increases were partially offset by decreased billings in the Health care ($911 thousand), and Pharmaceutical ($816 thousand) markets. The increase in the Government market is a result of a $17.2 million increase in billings related to the sale of the Company’s Sharps®MWMS™ to a major U.S. government agency under the contract announced in February 2009. The increase in the Government market also included $216 thousand related to the support of a major U.S. city immunization program, $135 thousand related to the sales of the TakeAway™ Environmental Return System as part of the State of Iowa and State of North Dakota funded programs and $41 thousand related to the Company’s U.S. Department of Veterans Affairs Pilot Program. The increase in the billings in the Retail market is a result of, (i) increased market and customer penetration, (ii) a strong 2009 flu shot season (i.e., purchases of the Sharps® Recovery System™  (formerly Sharps Disposal By Mail Systems®) by retail clinics and pharmacies who use the products to collect, store and properly treat syringes used to administer flu-related shots including H1N1) , (iii) increased purchases of the Sharps® Recovery System™   solutions used to support community programs, and (iv) fourth quarter Retail billings in preparation of the 2010 flu shot season. The increase in Professional market billings is due to the impact of the Company’s recently launched outbound sales initiative as well as physician, dental, and veterinary offices becoming aware (through the efforts of the Company and its strong distributor network) of cost-effective alternatives to the traditional medical waste pick- up.  The decrease in the Health Care market billings is related to the ordering patterns of the larger home health care customers as well as additional distributor incentives designed to drive future growth in this market. The decrease in the Pharmaceutical market billings is due to the variability in timing associated with the Patient Support Programs the Company provides to the drug manufacturers and the discontinuance of a major Patient Support Program.

Cost of revenues for the year ended June 30, 2010 of $15.5 million was 39.6% of revenues. Cost of revenues for the year ended June 30, 2009 of $9.8 million was 48.5% of revenues.  The higher gross margin for the fiscal year ended June 30, 2010 of 60.4% (versus 51.5% for the prior fiscal year) was a result of (i) the higher revenue (i.e. higher coverage of fixed cost components in cost of goods sold) and (ii) the mix of products and services sold in fiscal year 2010. This was partially offset with a lower gross margin percentage in the third (24.3%) and fourth (29.4%) quarters, which is a result of (i) products and services sold, (ii) higher operations and treatment facility personnel cost, and  (iii) increase in the fixed components of cost of sales, namely the operational and treatment facility and infrastructure related cost.

Selling, general and administrative (“SG&A”) expenses for the twelve months ended June 30, 2010 of $8.8 million, increased by $2.2 million, or 33.5%, over the SG&A expenses for the twelve months ended June 30, 2009.  The increase in SG&A expense is primarily due to higher (i) compensation and benefit expense of  $610 thousand (primarily due to increased number of employees (increase in year-over-year headcount of 23 of which 15 are focused on sales and marketing-related activities), (ii) payroll tax expense of $94 thousand (primarily related to common stock issued in conjunction with the public offering), (iii) non-cash, stock based compensation expense of $523 thousand (primarily due to the accrued quarterly expense associated with the award of 51,500 shares of restricted stock of Company common stock to non-employee directors as the equity portion of the fiscal year 2010 Board of Director compensation (vesting over fiscal year 2010) and the award of 560,000 additional stock options, in November 2008, July 2009, and June 2010, to employees, including officers), (iv) professional fees of $664 thousand (primarily due to contract sales personnel, patent preparation and filing expenses, legal fees related to the Ronald Pierce arbitration (See NOTE 9 of Notes to the Condensed Consolidated Financial Statements), regulatory consulting, audit and related fees, and NASDAQ listing fees), (v) costs related to increased sales and marketing-related activities of $361 thousand primarily due to increased sales, advertising, and public relations costs (including the launch of the Company’s new Waste Conversion Process), and (vi) computer and systems-related expenses of $167 thousand (primarily due to an increase in locations and software support). The fourth quarter of fiscal year 2009 was negatively impacted a special charge of $512 thousand which represents expenses incurred with the departure of a former officer of the Company.

The Company generated operating income of $14.4 million for the year ended June 30, 2010 compared to an operating income of $3.5 million for the year ended June 30, 2009.  The operating margin was 36.8% for the year ended June 30, 2010 compared to 17.1% for the year ended June 30, 2009. The increase in operating income and operating margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated income before tax of $14.4 million  (36.9% of revenue) for the year ended June 30, 2010 versus a pre-tax income of $3.5 million (17.2% of revenue) for the year ended June 30, 2009.  The increase in pre-tax income is a result of higher operating income (discussed above).

The Company generated net income of $9.4 million for the year ended June 30, 2010 compared to net income of $4.2 million for the year ended June 30, 2009.  The increase in net income is a result of higher operating income (discussed above). The year ended June 30, 2009 was positively impacted by the reduction in the deferred tax valuation allowance of $1.8 million and corresponding credit to tax expense booked in December 2008 (see Note 6 of the Condensed Consolidated Financial Statements).

The Company reported diluted earnings per share of $0.63 for the year ended June 30, 2010 versus diluted earnings per share of $0.30 for the year ended June 30, 2009.  The increase in diluted earnings per share is a result of a higher net income (discussed above). The earnings per share for the year ended June 30, 2010 were adversely impacted by the increase in number of shares used in the computation of  955,974 which was a result of (i) the pro-rated impact of the 577,146 shares of Company common stock issued in conjunction with the public offering (see Note 7), (ii) the pro-rated impact of stock options to purchase 972,874 of common shares (July 1, 2009 through June 30, 2010), (iii) the issuance of  84,227 shares of restricted shares and (iv) impact on diluted shares of the higher stock price.

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers, government and health care and commercial organizations become more aware of the need for the proper treatment of medical sharps waste and unused dispensed medications. This education process was enhanced in December 2004 when the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps, revising the previous guidance that advised patients to dispose of used syringes in the trash (see http://www.epa.gov/wastes/nonhaz/industrial/medical/med-govt.pdf).  Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. Currently, nine states ban the disposal of used syringes in the trash and four states are considering similar legislation, while the remaining states operate under the EPA guidance noted above.   In August 2008, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, if enacted, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. In October 2009, California passed Senate Bill 486 requiring drug companies that market and sell prescribed medications that are routinely injected at home to submit plans to the California Integrated Waste Management Board on or before July 1, 2010 (and annually thereafter) describing how they support safe needle collection and disposal programs for patients using their drugs. Among the methods recommended as part of the above noted regulatory actions are mail-back programs such as those marketed by the Company. The Centers for Disease Control (the “CDC”) and the EPA estimate that there are over three billion used syringes disposed of annually outside of the hospital setting in the United States. The Company estimates that it would require 30 to 50 million Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) products to properly dispose of all such syringes, which would equate to a market opportunity of $1 billion.  Based upon the current level of sales, the Company estimates that it has penetrated approximately 1% of this $1 billion market opportunity. Additionally, an estimated 40% of the four billion dispensed medication prescriptions go unused every year in the United States generating an estimated 200 million pounds of unused medication waste. The Company estimated the market opportunity for the proper recovery and management of the unused medications to be at least $1 billion per year.

The Company continues to develop new products and services including the Sharps® MWMS™, the TakeAway™ line of products for unused medications (including the TakeAway™ Environmental Return System), the 18 and 28 gallon Medical Professional Recovery System, the Sharps® Recovery System™ (formerly Sharps  Disposal by Mail System®) and the new TakeAway™ Recovery and Reporting System which offers the collection, storage, audit, witnessed treatment and documentation of unused medications such as flu vaccine, Tamiflu, and Relenza. The Company continues to develop products and services designed to facilitate the proper and cost effective solutions for management of medical waste and unused dispensed medication generated outside of the hospital and large health care facility setting. The Company believes its future growth will be driven by, among other items, (i) the positive impact and awareness created by the existing and above noted regulatory actions as well as additional potential future legislation, (ii) the effects of the Company’s extensive direct marketing and public relations efforts and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost effective solutions for management of medical waste and unused dispensed medications  generated outside the hospital and large health care facility setting.

Demand for the Company’s primary product, the Sharps® Recovery System™   (formerly Sharps Disposal by Mail System®), which facilitates the proper and cost-effective management of medical waste including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin (referred to as “sharps”), has been growing rapidly because of its cost-effective and convenient mail-back component and unique data tracking feature.  In addition, targeted opportunities continue to expand as a result of, (i) legislation mandating the proper disposal of sharps, (ii) the growing awareness of the need to properly handle sharps medical waste for safety and environmental concerns, (iii) the significant increase in self-injectable medications and (iv) the changing paradigm in the health care industry.

The Company anticipates another strong flu shot business (included in the Retail market billings) in light of heightened awareness of the need for flu vaccines and increased accessibility of the vaccine at traditional retailers. Traditionally, the flu shot season positively impacts the quarter ended September 30, however, the Company recognized Retail market billings of $1.1 million in the fourth quarter of June 30, 2010 more than double the $0.5 million in the prior year.

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.  On February 2, 2009, the Company announced a $40 million contract award (the “U.S. Government Contract”) award to provide its Sharps®MWMS™ to a major U.S. government agency. The total contract is expected to be executed over a five year period (one year plus four option years). On February 1, 2009, the Company received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, $22.5 million was recognized in the first half of fiscal year 2010). In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and is expected to be recognized from February 1, 2010 through January 31, 2011. There is expected to be approximately $1.6 million in revenue in calendar year 2010 for the maintenance component of the contract including $0.8 million in the second half of calendar year 2010. The remaining three option years are expected to be approximately $3.0 million per contract year. Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.

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

In January 2010, the Company announced a pilot program with the United States Department of Veterans Affairs (“VA”). The program was launched within the VA Capitol Health Care Network (“Veterans Integrated Service Network 5” or “VISN 5”), which currently provides quality health care for eligible veterans in Maryland and portions of Virginia, West Virginia, and Pennsylvania, as well as the District of Columbia.  The pilot allows each of the medical centers within the VISN 5 region, both inpatient and outpatient, to provide the Sharps® Recovery System™ (formerly known as the Sharps Disposal By Mail System®) and the TakeAway™ Environmental Return System solutions to their patients.  Since its original launch, the pilot program has now expanded to three other geographic regions including VISN 12 (which covers Illinois, Wisconsin, and the upper peninsula of Michigan), VISN 18 (which covers Arizona, New Mexico, and Western Texas) and VISN 20 (which covers Alaska, Idaho, Oregon, and Washington). The VISN network is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year.

The Sharps®MWMS™, a Medical Waste Management System, is a comprehensive medical waste  and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. Sharps®MWMS™, which is designed for rapid deployment, features the Sharps® Recovery System™ (formerly known as the Sharps Disposal By Mail

System®)  and TakeAway™ Environmental Return System products (the “Products”) combined with warehousing, inventory management, training, data and other services (the “Services”) necessary to provide a comprehensive solution. The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs. The Company recognizes revenue for the Product portion of the contract in accordance with the revenue recognition policy for the Sharps® Recovery System™ (formerly Sharps Disposal By Mail System®) products. The Services portion of the contract, described above, is recognized as revenue as services are performed.

We believe the pace of regulation of sharps and unused dispensed medications disposal is gaining momentum at both the state and federal level. Currently, 13 states restrict or have introduced legislation to restrict the disposal of used sharps in household trash and 11 states have also enacted or introduced legislation to regulate the disposal of pharmaceuticals to reduce pollution of the environment.  As state and federal enforcement of these statutes increases, more companies will turn to solutions such as ours to help manage their medical waste and regulatory compliance. We believe the Company is well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

The Company serves multiple markets including, but not limited to, Government, Health Care, Retail, Professional, Hospitality, Pharmaceutical, and Other markets. As shown in the results for the fiscal year ended June 30, 2010, the Company experienced a significant increase in its overall business, primarily related to the Government ($40.0 million U.S. Government contract), Retail (strong flu shot season) and Professional (launched outbound sales initiative) markets. The $28.5 million build-out phase of the major government contract occurred throughout calendar year 2009. There is expected to be approximately $1.6 million in revenue in calendar year 2010 for the maintenance component including the $0.8 million, which was recognized in the second half of fiscal year 2010. In addition, the maintenance component of the contract includes approximately $3.0 million in years 2011, 2012, and 2013. These increases were partially offset by decreases in the Health Care (ordering patterns of health care customers and distributor incentives) and Pharmaceutical (timing in association with Patient Support Programs) markets. In the Pharmaceutical market, the sales cycle has been longer than initially anticipated. The Company is most encouraged by opportunities in the Retail market and Government market through offerings to major retail pharmacies and expansion of the VA Pilot Program and the existing MWMS™ Program to address unused medications.

The Company currently has a cash balance of $18.1 million and no debt as of June 30, 2010. Additionally, the Company received a federal income tax refund of $2.0 million in July 2010. On July 15, 2010, the Company entered into a Credit Agreement (“the Credit Agreement”) with Wells Fargo, National Association. The Credit Agreement replaces the credit agreement executed on March 9, 2010 with J.P. Morgan Chase, N.A. As of the date of issuance of the Annual Report, the Company had no outstanding borrowings, $105 thousand in letters of credit outstanding, and $4.9 million of credit available.

The patent-pending GREEN Waste Conversion Process™, announced by the Company in April 2010, eliminates medical waste processed for the Company’s customers from going into landfills.  The process transforms treated medical waste into a new product called PELLA-DRX™ - a clean, raw material used in the manufacture of industrial resource.  Treatment of medical waste has presented major concerns for American society as the vast majority of medical waste is ultimately disposed of in landfills, creating massive liabilities for future generations.  The Sharps Waste Conversion Process™ creates a sustainable product and a much needed GREEN method to treat medical waste while creating a useable, safe, and clean raw material.  We believe PELLA-DRX™ is ideally suited for energy intensive industries like cement, lime, steel, and power plants.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $13.3 million to $18.1 million at June 30, 2010 from $4.8 million at June 30, 2009. The increase in cash is due to cash generated by operating activities of $9.3 million plus the net proceeds from the public offering of $4.8 million, the exercise of stock options of $1.1 million and the excess tax benefits of $1.1 million from stock based award activity, partially offset by capital expenditures of $3.0 million.

Accounts receivable increased by $427 thousand to $2.0 million at June 30, 2010 from $1.6 million at June 30, 2009. The increase is primarily due to $1.1 million in Retail billings in the fourth quarter of the 2010 fiscal year related to the preparation for the 2010 flu shot season.

Inventory decreased by $545 thousand to $1.7 million at June 30, 2010 from $2.3 million at June 30, 2009.  The decrease in inventory is primarily attributable to the completion of the initial product phase of the U.S. Government contract.

Prepaid and other current assets increased by $2.6 million to $3.4 million at June 30, 2010 from $776 thousand at June 30, 2009. The increase is primarily due to the prepaid income taxes (federal) of $2.8 million which represents the payment in December 2009 of federal income taxes offset by tax benefits related to third and fourth quarter losses. The Company received a federal income tax refund of $2.0 million in July 2010.

Property, plant and equipment, net increased by $2.2 million to $5.6 million at June 30, 2010 from $3.4 million at June 30, 2009. The increase in property and equipment is due to capital expenditures of $3.0 million which was partially offset by depreciation expense of $768 thousand and disposal of assets of $341 thousand. The capital expenditures are attributable primarily to the investment of  (i) leasehold improvements of $872 thousand, (ii) warehouse/operations-related equipment of $797 thousand, (iii) facility improvements and related operations equipment of $201 thousand, (iv) molds, dies and printing plates of $197 thousand (v) computer equipment and custom software programming totaling $193 thousand, (vi) furniture for expanded office space of $91 thousand,  and (vii) phone system expansion of $19 thousand. In addition to the above and in conjunction with the newly introduced patent-pending GREEN Waste Conversion Process™ that transforms treated medical waste into a new product called PELLA-DRX™, the Company spent approximately $584 thousand related to equipment to support the production of this product. The warehouse/operations equipment included racking and related equipment necessary to accommodate the expansion of the Company’s Texas and Atlanta operations and distribution facilities.  The leasehold expenditures were incurred to support the Company’s expansion in both its Texas and Georgia facilities. The molds, dies and printing plates were procured for development of new products and duplicate molds needed to facilitate additional production capacity in light of the Company’s growth. The facility expenditures included a generator and general facility upgrades to the autoclave system.

Accounts payable decreased by $1.3 million to $1.2 million at June 30, 2010 from $2.5 million at June 30, 2009.  The decrease is a result of the timing of payments for raw materials purchased (reflecting the completion of the product portion of the U.S. Government contract) and capital expenditures related to the expansion effort discussed in the paragraph above.

Accrued liabilities decreased by $109 thousand to $1.1 million at June 30, 2010 from $1.2 million at June 30, 2009.

Stockholders’ equity increased by $17.3 million to $26.9 million at June 30, 2010 from $9.6 million at June 30, 2009.  This increase is attributable to, (i) net income for the year ended June 30, 2010 of $9.4 million, (ii) the $4.8 million effect of the 577,146 shares sold in the December 2009 public offering at $9.165 per share (net of underwriting commission), (iii) the effect of stock options to purchase 972,874 common stock exercised with proceeds of $1.1 million (average exercise price of $1.10), (iv) the effect on equity (credit) of non-cash stock based award expense of $980 thousand, and (v) the excess tax benefits from stock-based award activity of $1.1 million.

In the second quarter of fiscal 2010, the Company completed a public offering of 577,146 shares, of which 77,146 were sold to cover the over-allotment option, at a price of $9.165 per share (net of underwriting commission).  The net proceeds of $4.8 million from the shares sold by the Company (net of direct offering expenses) is expected to be used for general corporate purposes, including expansion of our product offerings, facilities and infrastructure to meet the continued expected growth of the Company.

Off-Balance Sheet Arrangements

The Company entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. The Company’s most significant off-balance sheet transactions include commitments associated with non-cancelable operating leases (See Note 9 Commitments and Contingencies). The Company has other off-balance sheet obligations involving letters of credit (See Note 5 Notes Payable and Long-Term Debt).

The Company entered into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease.

Credit Facility

On July 15, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National

Association. The Credit Agreement replaces the credit agreement executed on March 9, 2010 with JPMorgan Chase Bank, N.A. (the “Prior Credit Agreement”). The Credit Agreement provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. Unlike the Prior Credit Agreement, there is no borrowing base computation that limits the amount of borrowings under the Credit Agreement. The Credit Agreement expires on July 15, 2012.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company paid a one-time non-refundable commitment fee of $10,000 applicable to the entire two year term of the Credit Agreement. The Company will pay a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 3.0% as of June 30, 2010.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. The Company is in compliance with all covenants as of the date of issuance of the consolidated financial statements. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $5.0 million line of credit with Wells Fargo Bank will be sufficient to fund operations for the twelve months ending  June 30, 2011.

Treatment Facility

The Company’s treatment facility in Carthage, Texas includes an incinerator which is currently permitted at a capacity of eleven tons per day. In February 2009, the Company installed an autoclave system and technology capable of treating up to seven tons per day of medical waste at the same facility.  Autoclaving is a process that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave is a technology that is a cost-effective alternative to traditional incineration.  It also supplements the treatment capacity of the Company and is an integral part of the treatment operations as the Company utilizes both incineration and autoclave technology in its day-to-day operations. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed below). With the addition of the autoclave, the Company believes it owns one of only approximately ten permitted commercial treatment facilities in the country capable of treating all types of medical waste.

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which will affect the operations of the incineration facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.  The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance.  These regulations will also require the Company to obtain a Title V permit and conduct additional monitoring. The Company is required to comply with these new standards by the end of 2012. Such changes will require the Company to incur significant capital expenditures in order to meet the requirements of the regulations.  The Company has studied these amended regulations and their options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, which meets the EPA Clean Air Act requirements, for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas.  Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens.  Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation.  The Company believes autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. Due to its continued growth, the Company anticipates that it will incur additional capital expenditures needed in order to meet the new air emission regulations. The additional capital expenditures are not expected to exceed $1.0 million. The Company expects capital expenditures related to these new regulations to be made by the end of the first half of fiscal year 2013.

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years.  However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal year 2011 and beyond.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth selected quarterly information for fiscal years 2009 and 2010.  We believe that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands except per share amounts).

	Quarter Ended
	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Total revenues	$4,270	$3,370	$5,971	$6,687
Cost of revenues	$2,420	$2,081	$2,436	$2,903
Operating income (loss)	$610	$(233)	$1,984	$1,103
Net income	$605	$1,585	$1,330	$677
Net income per share - diluted	$0.04	$0.11	$0.09	$0.05
Weighted average shares-diluted	13,704	13,840	14,084	14,355

	Quarter Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Total revenues	$15,379	$15,985	$3,639	$4,152
Cost of revenues	$4,488	$5,327	$2,756	$2,930
Operating income (loss)	$8,982	$8,439	$(1,439)	$(1,584)
Net income (loss)	$5,819	$5,617	$(975)	$(1,105)
Net income (loss) per share - diluted	$0.40	$0.38	$(0.07)	$(0.07)
Weighted average shares-diluted	14,527	14,883	14,585	14,779

CRITICAL ACCOUNTING POLICIES

Revenue Recognition:  The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-element arrangements.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway™ Environmental Return System referred to as “Mailbacks” and Sharps ® Pump and Asset Return System, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. The individual fair value of the transportation and treatment services are determined by the sales price of the service offered by third parties, with the fair value of the compliance and container being the residual value.  Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s facility.  The compliance and container system is mailed to the Company’s facility using the USPS and UPS.  Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been prepared on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarifies guidance on revenue recognition for multiple-deliverable revenue arrangements.   This guidance requires an evaluation of all deliverables in an arrangement to determine whether they represent separate units of accounting, both at the inception of the arrangement and as each item in the arrangement is delivered.  The updated guidance also addresses how arrangement consideration should be allocated to the separate units of accounting.  However, it does not change the timing of revenue recognition or manner of revenue recognition for a given unit of accounting.

The Company has reviewed each of the potential revenue producing components (the compliance and container system, the transportation revenue and the treatment revenue) and determined that there will be no change in the units of accounting.

ASU No. 2009-13 establishes a new selling price hierarchy for allocating value to the units of accounting.   Under this relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting.  The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price.  Because an estimated selling price must be set for each unit, the residual method used previously by the Company to allocate consideration to the compliance and container system is no longer allowed.  The selling price for the transportation revenue and the treatment revenue, which utilized third party evidence, did not change from the prior method.  The Company estimated the selling price of the compliance and container system based on the product and services provided including compliance with local, state and Federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.  The Company has calculated the change in revenue assigned to each of the units of accounting under the relative selling price methodology as compared to using the residual allocation method and determined that the change is not material.

The Company has determined that the implementation of ASU No. 2009-13 will not have a material effect on the consolidated financial statements when compared to its previous revenue recognition methodology. Additional disclosures required by ASU No. 2009-13 will be included in the Company’s interim and annual reports for the year ending June 30, 2011.

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation expense for the fiscal years ended June 30, 2010 and June 30, 2009, was $980 thousand ($52 thousand included in cost of revenues and  $928 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and  $704 thousand (included in general and administrative expenses in the Company’s consolidated statement of operations), respectively.  The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company included $1.1 million and $15 thousand of excess tax benefits in our cash flows from financing activities for the fiscal years ended June 30, 2010 and June 30, 2009, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB Emerging Issue Task Force issued ASU No. 2009-13 which further clarifies revenue recognition for multiple-deliverable revenue arrangements. See further description of the guidance and its impact under “Revenue Recognition” in Critical Accounting Policies above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required by the Item.

ITEM 8.	FINANCIAL STATEMENTS

The consolidated financial statements of the Company and the notes thereto, and the related report of the Company’s independent registered public accounting firm thereon are referenced as pages F-1 to F-20 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of June 30, 2010 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2010.

Changes in Internal Controls

During the quarter ended June 30, 2010, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Company’s management concluded that, as of June 30, 2010, the Company's internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2010 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 18, 2010.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee

The Audit Committee is comprised of certain directors of the Company who are not employees of the Company or any of its subsidiaries.  Messrs. Parker (Chairman), Zerrillo and Dalton are the current members of the Audit Committee.  The Audit Committee, among other things, meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls.  The independent auditors have unrestricted access to the Audit Committee and vice versa.

The Board of Directors

The Company’s Board of Directors has determined that Mr. Parker is an independent director who qualifies as an audit committee financial expert, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

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

The information required by this Item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 18, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 18 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 18, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 18, 2010.

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

3.3	Certificate of Elimination of the Series A 10% Voting Convertible Preferred Stock of Sharps Compliance Corp. (incorporated by reference from Exhibit 3.6 to Form 10-KSB, filed September 29, 1998).
3.4	Bylaws of Sharps Compliance Inc (herein referred to as the Corporation) dated May 23, 1994 (incorporated by reference from Exhibit 3.1 to Form 8-K, filed May 10, 2010)
3.5	Bylaws of Sharps Compliance Corp (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 10, 2010).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form-10-KSB, filed September 29, 1998).
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
10.29
Second Amendment to Lease Agreement between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, ltd. (incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 9, 2010).

10.30
Amendment to Credit Facility dated March 10, 2010, by and between Sharps Compliance Inc. and JP Morgan Chase, N.A. (incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 11, 2010.

10.31
Note Modification Agreement dated March 10,2010, by and between Sharps Compliance Inc. and JP Morgan Chase, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 11, 2010.

10.32
Employment Agreement by and between Sharps Compliance Corp. and David P. Tusa dated June 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 14, 2010).*

10.33
Employment Agreement by and between Sharps Compliance Corp. and Diana P. Diaz dated June 14, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 14, 2010).*

10.34
Contract No. V797P-DSNS-9005 dated January 29, 2009 by and between the Department of Veterans Affairs and Sharps Compliance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Current port on Form 8-K, filed June 25, 2010)**.

10.35
Credit Agreement dated July 15, 2010, by and Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

10.36
Line of Credit Note dated July 15, 2010, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

14.10	Sharps Compliance Corp. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current report on Form 10-KSB, filed September 20, 2004.
21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.1	Consent of UHY LLP (filed herewith).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*       This exhibit is a management contract or a compensatory plan or arrangement.
**    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPS COMPLIANCE CORP.

Dated: August 26, 2010	By:	/s/ BURTON J. KUNIK
Dr. Burton J. Kunik
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 26, 2010	By:	/s/ BURTON J. KUNIK
Dr. Burton J. Kunik
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 26, 2010	By:	/s/ DAVID P. TUSA
David P. Tusa
President

Dated: August 26, 2010	By:	/s/ DIANA P. DIAZ
Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 26, 2010	By:	/s/ F. GARDNER PARKER
F. Gardner Parker
Lead Independent Director

Dated: August 26, 2010	By:	/s/ JOHN W. DALTON
John W. Dalton
Director

Dated: August 26, 2010	By:	/s/ RAMSAY GILLMAN
Ramsay Gillman
Director

Dated: August 26 2010	By:	/s/ PARRIS H. HOLMES, JR.
Parris H. Holmes, Jr.
Director

Dated: August 26, 2010	By:	/s/ PHILIP C. ZERRILLO
Philip C. Zerrillo
Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sharps Compliance Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sharps Compliance Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas August 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Sharps Compliance Corp.

We have audited Sharps Compliance Corp. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United Sates).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sharps Compliance Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sharps Compliance Corp. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and our report dated August 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
August 26, 2010

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,068	$4,792
Accounts receivable, net of allowance for doubtful accounts of $21 and
$17, respectively	2,033	1,606
Inventory	1,738	2,283
Prepaids and other current assets	3,369	776
Deferred income taxes	83	17
TOTAL CURRENT ASSETS	25,291	9,474

PROPERTY, PLANT AND EQUIPMENT, net	5,631	3,445

DEFERRED INCOME TAXES, non-current	503	2,121

INTANGIBLE ASSETS, net of accumulated amortization of $196 and
$168, respectively	207	148

TOTAL ASSETS	$31,632	$15,188

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,220	$2,499
Accrued liabilities	1,079	1,188
Deferred revenue	1,375	1,221
TOTAL CURRENT LIABILITIES	3,674	4,908

LONG-TERM DEFERRED REVENUE	583	625

RENT ABATEMENT	434	85

TOTAL LIABILITIES	4,691	5,618

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;
14,891,754 and 13,257,507 shares issued and outstanding, respectively	149	133
Additional paid-in capital	19,705	11,706
Retained earnings (deficit)	7,087	(2,269)
TOTAL STOCKHOLDERS' EQUITY	26,941	9,570

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,632	$15,188

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)
	Year Ended June 30,
	2010	2009

REVENUES	$39,156	$20,297

COSTS AND EXPENSES
Cost of revenues	15,502	9,841
Selling, general and administrative	8,815	6,604
Depreciation and amortization	441	388
TOTAL COSTS AND EXPENSES	24,758	16,833

OPERATING INCOME	14,398	3,464

OTHER INCOME
Interest income	37	27
Other income	-	6
TOTAL OTHER INCOME	37	33

INCOME BEFORE INCOME TAXES	14,435	3,497

INCOME TAX EXPENSE (BENEFIT)
Current	3,528	121
Deferred	1,551	(821)
TOTAL INCOME TAX EXPENSE (BENEFIT)	5,079	(700)

NET INCOME	$9,356	$4,197

NET INCOME PER COMMON SHARE
Basic	$0.66	$0.33
Diluted	$0.63	$0.30

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME PER COMMON SHARE:

Basic	14,176	12,908
Diluted	14,952	13,996

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balances, June 30, 2008	12,580,183	$126	$9,225	$(6,466)	$2,885

Exercise of stock options	435,100	4	447	-	451

Change in valuation
allowance related to tax
benefits of stock
compensation	-	-	1,318	-	1,318

Stock-based
compensation	-	-	704	-	704

Issuance of restricted stock	242,224	3	(3)	-	-

Excess tax benefit from
stock-based award
activity	-	-	15	-	15

Net Income	-	-	-	4,197	4,197

Balances, June 30, 2009	13,257,507	133	11,706	(2,269)	9,570

Issuance of Common Stock, net
of direct expenses	577,146	6	4,867	-	4,873

Exercise of stock options	972,874	9	1,064	-	1,073

Stock-based
compensation	-	-	980	-	980

Issuance of restricted stock	84,227	1	(1)	-	-

Excess tax benefit from
stock-based award
activity	-	-	1,089	-	1,089

Net Income	-	-	-	9,356	9,356

Balances, June 30, 2010	14,891,754	$149	$19,705	$7,087	$26,941

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,356	$4,197
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	796	418
Stock-based compensation expense	980	704
Excess tax benefits from stock-based award activity	(1,089)	(15)
Deferred tax expense (benefit)	1,551	(821)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(427)	(392)
Decrease (increase) in inventory	545	(1,701)
Increase in prepaid and other current assets	(2,592)	(435)
Increase in accounts payable and accrued liabilities	50	2,576
Increase in deferred revenue	112	266
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,282	4,797

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,954)	(2,461)
Additions to intangible assets	(87)	(45)
NET CASH USED IN INVESTING ACTIVITIES	(3,041)	(2,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	1,089	15
Proceeds from stock offering, net of direct expenses	4,873	-
Proceeds from exercise of stock options	1,073	451
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,035	466

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,276	2,757

CASH AND CASH EQUIVALENTS, beginning of year	4,792	2,035

CASH AND CASH EQUIVALENTS, end of year	$18,068	$4,792

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$5,656	$11

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Business:  Sharps is a leading full-service provider of cost-effective management solutions for medical waste and unused dispensed medications generated outside the hospital and large health care facility setting. These solutions include Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway™ Recovery System, TakeAway™ Environmental Return System, Rx TakeAway™ Recovery and Reporting System, Sharps®MWMS™, GREEN Waste Conversion Process™  that transforms treated medical waste into a new product called PELLA-DRX™, Pitch-It™ IV Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, Sharps Secure® Needle Recovery System, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System, Sharps e-Tools, Sharps Environmental Services and Sharps Consulting.

Concentration of Customers and Service Providers:  Although Sharps has experienced growth in revenues over the past few years, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2010, two customers represented approximately 68% of revenues. Those same two customers represented approximately 27%, or $546 thousand, of the total accounts receivable balance at June 30, 2010.  For the fiscal year ended June 30, 2009, four customers represented approximately 48% of revenues.  Those same four customers represented approximately 28%, or $504 thousand, of the total accounts receivable balance at June 30, 2009.   The Company may be adversely affected by its dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its products and (iii) the continued diversification of the Company’s products and services into additional markets outside of its traditional health care customer base.

Currently, the majority of Sharps transportation is sourced with the United States Postal Service (“USPS”), which consists of delivering the Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) from the end user to the Company’s facility.  The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s TakeAway™ Recovery System products from the end user to the Company’s facility. The Company began selling a UPS product to select customers in fiscal year 2007. Management believes the risk of dependence on the USPS is mitigated by (i) the new arrangement with UPS and (ii) the long-standing business relationship with the USPS.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:  The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”).

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventory:  Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method.  At June 30, 2010, total inventory was $1.7 million of which $933 thousand was finished goods and $805 thousand was raw materials.  At June 30, 2009 total inventory was $2.3 million of which $1.2 million was finished goods and $1.1 million was raw materials.

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

Computer and software development costs, which include costs of computer software developed or obtained for internal use, all programming, implementation, and costs incurred with developing internal-use software, are capitalized during the development project stage.  External direct costs of materials and services consumed in developing or obtaining internal-use computer software are capitalized.

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

During the fiscal years ended June 30, 2010 and 2009, the Company recorded depreciation expense of $768 thousand and $392 thousand, respectively.

Intangible Assets:  Intangible assets consist of, (i) permit costs related to the Company’s incineration facility in Carthage, Texas, (ii) three patents, two acquired in June 1998 and one in November 2003, and (iii) defense costs related to certain existing patents. The permit costs are being amortized over the estimated life of the incinerator facility.  The one patent acquired in November 2003 is being amortized over its estimated useful life of seventeen years. During the fiscal years ended June 30, 2010 and 2009, the Company recorded amortization expense of $28 thousand and $26 thousand, respectively.  Accumulated amortization at June 30, 2010 and 2009 was $196 thousand and $168 thousand, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2010, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2011	$31
2012	31
2013	17
2014	10
2015	7
Thereafter	111
$207

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation expense for the fiscal years ended June 30, 2010 and June 30, 2009, was $980 thousand ($52 thousand included in cost of revenues and $928 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and $704 thousand (included in general and administrative expenses in the Company’s consolidated statement of operations), respectively. The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company included approximately $1.1 million and $15 thousand of excess tax benefits in our cash flows from financing activities for the fiscal years ended June 30, 2010 and June 30, 2009, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The risk free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant.  Volatility, expected life and dividend yield are based on historical experience and activity.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the fiscal year ended June 30, 2010.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2010	2009

Weighted average risk-free interest rate	0.9%	2.1%
Weighted average expected volatility	68%	61%
Weighted average expected life (in years)	3.55	3.09
Dividend yield	-	-

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For stock-based awards granted on or after July 1, 2006, the Company considers an estimated forfeiture rate for stock options and RSUs based on historical experience and the anticipated forfeiture rates during the future contract life.

Revenue Recognition:  The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-element arrangements.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway™ Environmental Return Systems referred to as “Mailbacks” and Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. The individual fair value of the transportation and treatment services are determined by the sales price of the service offered by third parties, with the fair value of the compliance and container being the residual value.  Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s facility.  The compliance and container system is mailed to the Company’s facility using the USPS and UPS.  Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been prepared on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarifies guidance on revenue recognition for multiple-deliverable revenue arrangements.   This guidance requires an evaluation of all deliverables in an arrangement to determine whether they represent separate units of accounting, both at the inception of the arrangement and as each item in the arrangement is delivered.  The updated guidance also addresses how arrangement consideration should be allocated to the separate units of accounting.  However, it does not change the timing of revenue recognition or manner of revenue recognition for a given unit of accounting.

The Company has reviewed each of the potential revenue producing components (the compliance and container system, the transportation revenue and the treatment revenue) and determined that there will be no change in the units of accounting.

ASU No. 2009-13 establishes a new selling price hierarchy for allocating value to the units of accounting.   Under this relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting.  The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price.  Because an estimated selling price must be set for each unit, the residual method used previously by the Company to allocate consideration to the compliance and container system is no longer allowed.  The selling price for the transportation revenue and the treatment revenue, which utilized third party evidence, did not change from the prior method.  The Company estimated the selling price of the compliance and container system based on the product and services provided including compliance with local, state and Federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.  The Company has calculated the change in revenue assigned to each of the units of accounting under the relative selling price methodology as compared to using the residual allocation method and determined that the change is not material.

The Company has determined that the implementation of ASU No. 2009-13 will not have a material effect on the consolidated financial statements when compared to its previous revenue recognition methodology. Additional disclosures required by ASU No. 2009-13 will be included in the Company’s interim and annual reports for the year ending June 30, 2011.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Advertising Costs:  Advertising costs are charged to expenses when incurred and totaled $365 thousand and $46 thousand for the fiscal years ended June 30, 2010 and 2009, respectively.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No such impairment losses were recognized during 2010 or 2009.

Employee Benefit Plans:  In addition to group health related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees.  The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%).  Company contributions to the 401(k) plan were $31 thousand and $25 thousand for the fiscal years ended June 30, 2010 and 2009, respectively, and are included in selling, general and administrative expenses. For purposes of the group health benefit plan, the Company self-insures an amount equal to the excess of the employees’ deductible ($1,000 for individual and $2,000 for family coverage) up to the amount by which the third party insurance coverage begins ($5,000 for individual and $10,000 for family). The amount of liability at June 30, 2010 and 2009 was $2 thousand and $9 thousand, respectively, and is included in “Accrued Liabilities”.

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

Net Income Per Share:  Earnings per share (“EPS”) data for all years presented has been computed under guidance that requires a presentation of basic and diluted EPS.  Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period adjusted for preferred stock dividends, if any.  Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Fair Value of Financial Instruments:  The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at year-end due to their short-term nature.

Segment Reporting:  The guidance for disclosures about segments of an enterprise requires that a public business enterprise report financial and descriptive information about its operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation.  The Company operates in a single segment, focusing on developing cost-effective management solutions for medical waste and unused dispensed medications generated outside the hospital and large healthcare facility setting.

Use of Estimates:  The preparation of consolidated financial statements in conformity with accounting principles

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from these estimates.

Uncertain Tax Positions: The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statements of income. At June 30, 2010 and 2009, the Company did not have any uncertain tax positions. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

• United States – fiscal years ended June 30, 2007, 2008 , and 2009
• State of Texas – fiscal years ended June 30, 2006, 2007, 2008, and 2009
• State of Georgia – fiscal years ended June 30, 2009

Recent Accounting Pronouncements:

In October 2009, the FASB Emerging Issue Task Force issued ASU No. 2009-13 which further clarifies revenue recognition for multiple-deliverable revenue arrangements. See further description of the guidance and its impact under “Revenue Recognition” in Note 2 Summary of Significant Accounting Policies.

Reclassifications: Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

NOTE 3 –	SUBSEQUENT EVENTS

The Company evaluates events and transactions occurring after the balance sheet date and before the issuance of its financial statements. The Company evaluated such events and transactions through the date of issuance of the consolidated financial statements.

On July 15, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association which replaces the credit agreement executed on March 9, 2010 with JPMorgan Chase Bank, N.A. (the “Prior Credit Agreement”). See further description of the Credit Agreement in Note 5 Notes Payable and Long-Term Debt.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 4 –	PROPERTY, PLANT AND EQUIPMENT

At June 30, 2010 and 2009, property and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2010	2009
Furniture and fixtures	3 to 5 years	$166	$96
Plant and equipment	3 to 17 years	4,654	3,083
Manufacturing	15 years	222	222
Computers and software	3 to 5 years	1,122	1,022
Leasehold improvements	3 to 15 years	872	-
Land		19	19
		7,055	4,442
Less: accumulated depreciation		1,424	997

Net property, plant and equipment		$5,631	$3,445

Total depreciation expense in the fiscal years ended June 30, 2010 and 2009 is $768 thousand and $392 thousand, respectively. Depreciation expense included in Cost of revenues in the fiscal years ended 2010 and 2009 is $355 thousand and $31 thousand, respectively.

NOTE 5 -	NOTES PAYABLE AND LONG-TERM DEBT

On July 15, 2010, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement replaces the Prior Credit Agreement executed on March 9, 2010 with JPMorgan Chase Bank N.A. As of the date of issuance of the consolidated financial statements, the Company had no outstanding borrowings, $105 thousand in letters of credit outstanding, and $4.9 million of credit available.

The Credit Agreement provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. Unlike the Prior Credit Agreement, there is no borrowing base computation that limits the amount of borrowings under the Credit Agreement.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company paid a one-time non-refundable commitment fee of $10,000 applicable to the entire two year term of the Credit Agreement. The Company will pay a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 3.0% as of June 30, 2010.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. The Company is in compliance with all the financial covenants as of the date of issuance of the consolidated financial statements. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 5 -	NOTES PAYABLE AND LONG-TERM DEBT (continued)

indebtedness to the lenders. The Credit Agreement expires on July 15, 2012.

The Prior Credit Agreement, which was in effect as of June 30, 2010, provided for a $2.5 million line of credit secured by substantially all of the Company’s assets. Borrowings bore interest at a fluctuating rate per annum equal to either, (i) the prime rate (interest per annum announced from time to time by JP Morgan Chase Bank, N.A.) or (ii) LIBOR plus a margin of 2.75%. The Prior Credit Agreement had a maturity date of March 31, 2012. As of June 30, 2010, no amounts related to the Prior Credit Agreement were outstanding other than the letters of credit of approximately $105 thousand.  Under the Prior Credit Agreement, and based upon the Company’s June 30, 2010 level of accounts receivable and inventory, the amount available to borrow at June 30, 2010 was approximately $1.4 million.

NOTE 6 -	INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended June 30,
	2010			2009
	Current	Deferred	Total	Current	Deferred	Total

Federal	$3,206	$1,535	$4,741	$74	$(821)	$(747)
State	322	16	338	47	-	47
	$3,528	$1,551	$5,079	$121	$(821)	$(700)

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2010 and 2009 is as follows:

	Year Ended June 30,
	2010	2009

Statutory rate	35.0%	35.0%
State income taxes, net	1.3%	0.9%
Meals and entertainment	0.2%	0.6%
Change in valuation allowance	0.0%	(51.6%)
AMT benefit from stock-based compensation	0.0%	0.4%
Section 199 deduction	(1.0%)	0.0%	(1)
Return to provision differences	(0.3%)	(5.3%)
	35.2%	(20.0%)

(1) Section 199 refers to Internal Revenue Service deduction for Income Attributable to Manufacturing Activities

For the fiscal years ended June 30, 2010 and 2009, state income taxes relate to the Texas Margin Tax and Georgia Income Tax. For the fiscal years ended June 30, 2010 and 2009, the Company evaluated the need for the valuation allowance

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 6 –	INCOME TAXES (continued)

on its deferred tax asset balances. Based on that evaluation, the Company determined that it was more likely than not that the Company would realize these deferred tax assets and as such the valuation allowance was reduced to zero.

At June 30, 2010 and 2009, significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

	June 30,
	2010	2009
Deferred tax assets relating to:
Accounts receivable allowance	7	6
Accrued vacation	20	13
Deferred revenue	850	676
Professional fees	56	-
Stock compensation	263	104
Net operating loss carryforwards and other credits	-	1,494
Total deferred tax assets	1,196	2,293

Deferred tax liablities related to depreciation differences	(610)	(155)

Net deferred tax assets	$586	$2,138

During the year ended June 30, 2010, the net deferred tax asset decreased $1.6 million, primarily due to the utilization of net operating loss carryforwards. During the year ended June 30, 2010, the Company utilized $3.9 million of net operating loss carryforwards for income tax purposes. In addition, a $0.1 million benefit was recorded to additional paid in capital which related to excess tax deductions for stock compensation accounted for in accordance with the FASB’s guidance as it related to stock-based compensation.

NOTE 7 -	EQUITY TRANSACTIONS

During the fiscal year ended June 30, 2010, stock options to purchase 972,874 of the Company’s shares of common shares were exercised.  Total proceeds to the Company were approximately $1.1 million (average exercise price of $1.10 per share).  During the fiscal year ended June 30, 2009, stock options to purchase 435,100 of the Company’s shares common stock were exercised.  Total proceeds to the Company were $451 thousand (average exercise price of $1.04 per share).

In the second quarter of fiscal 2010, the Company completed a public offering of 577,146 shares, of which 77,146 were sold to cover the over-allotment option, at a price of $9.165 per share (net of underwriting commission).  The net proceeds of $4.8 million from the shares sold by the Company (net of direct offering expenses) is expected to be used for general corporate purposes, including expansion of our product offerings, facilities and infrastructure to meet the continued expected growth of the Company.

NOTE 8 -	STOCK BASED COMPENSATION

The Company sponsors the Sharps Compliance Corp. 1993 Stock Plan (the “Plan”) covering employees, consultants and non-employee directors.  The Plan, as amended, provides for the granting of stock-based compensation (stock options or restricted stock) up to 4,000,000 shares of the Company’s common stock of which 821,192 shares are outstanding as of June 30, 2010. The Company also has issued 637,500 non-Plan options to purchase common stock of which zero are outstanding as of June 30, 2010. Options granted generally vest over a period of three years and expire seven years after the date of grant.  Restricted stock generally vests between one to three years.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 8 –	STOCK BASED COMPENSATION (continued)

The summary of activity for all stock options during the fiscal years ended June 30, 2010 and 2009 is presented in the table below (in thousands):

	Options Outstanding	Weighted Average Exercise Price
Balance, July 1, 2008	1,657	$1.10
Granted	206	$2.10
Exercised	(435)	$1.04
Forfeited or canceled	(30)	$2.82

Balance, July 1, 2009	1,398	$1.17	(1)
Granted	416	$7.12
Exercised	(973)	$1.10
Forfeited or canceled	(49)	$5.57

Balance, June 30, 2010	792	$4.21	(2)

Exercisable at June 30, 2010	360		(2)

(1)  Excludes 72 thousand shares of Restricted Stock
(2)  Excludes 30 thousand shares of Restricted Stock

The summary of activity for all restricted stock during the fiscal years ended June 30, 2010 and 2009 is presented in the table below (in thousands):

	June 30,
	2010	2009

Unvested at beginning of the Year	72	101
Granted	52	307
Vested	(84)	(242)
Forfeited	(10)	(94)
Unvested at end of the Year	30	72

The weighted average fair value per share of restricted stock granted during the fiscal year of June 30, 2010 and 2009 was $9.81 and $2.07, respectively. The weighted average fair value per share of restricted stock vested during the fiscal year of June 30, 2010 and 2009 was $6.78 and $3.35, respectively.

As of June 30, 2010 and 2009, there were 105,173 and 536,006 options, respectively, available for grant under the Plan.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 8 –	STOCK – BASED COMPENSATION (continued)

The following table summarizes information about stock options outstanding as of June 30, 2010 (in thousands except per share amount):

	Options Outstanding

Range of Exercise Price	Outstanding as of June 30, 2010	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $1.99	215	2.22	$0.79
$2.00 - $3.99	186	5.02	$2.36
$4.00 - $5.99	154	6.96	$4.46
$6.00 - $7.99	4	6.80	$6.73
$8.00- $10.00	233	6.14	$8.62
	792		$4.21

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2010 (in thousands except per share amount):

	Options Exercisable

Range of Exercise Price	Outstanding and Exercisable as of June 30, 2010	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $1.99	215	2.22	$0.79
$2.00 - $3.99	144	5.02	$2.29
$4.00 - $5.99	-	-	$-
$6.00 - $7.99	1	6.67	$6.60
$8.00- $10.00	-	-	$-
	360		$1.41

As of June 30, 2010, there was $862 thousand of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.11 years

NOTE 9 -	COMMITMENTS AND CONTINGENCIES

Operating Leases:  The Company leases 190,489 square feet of space in Houston, Texas and College Park, Georgia.  The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. The leases expire from April 2014 to April 2015 with options to renew the Company’s leases

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 9 –	COMMITMENTS AND CONTINGENCIES (continued)

for warehouses for 5 years and for office space 10 years. Rent expense for the fiscal years ended June 30, 2010 and 2009 was $1.2 million and $436 thousand, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2010 are as follows (in thousands):

Year Ending June 30,

2011	$1,454
2012	1,491
2013	1,504
2014	1,407
2015	624
There after	-
$6,480

Former Employee Matters:

In June 2004, the Company provided its then Chief Operating Officer, Mr. Ronald E. Pierce (“Mr. Pierce”) with notice of non-renewal of his agreement.  In July 2008, the Company received a demand for arbitration from Mr. Pierce related to his termination of employment with a claim amount of $300,001.  Upon completion of the arbitration process (April 23, 2010),  the Company received notice that the Arbitration Panel hearing Mr. Pierce’s employment-related matter ruled in favor of the Company (i.e., no liability of the Company to Mr. Pierce).    In July 2010, the Company settled a counter claim against Mr. Pierce related to this matter in exchange for a payment by Mr. Pierce to the Company in the amount of $12,500.

Other:

Under an agreement with a manufacturing company who produces the Pitch-It™ IV Poles, the Company is subject to a minimum annual purchase commitment of $600,000 for each subsequent calendar year succeeding the first thirteen calendar months following the effective date of the agreement December 21, 2007 through February 2012.  During the contract periods December 21, 2007 through January 31, 2008 and February 1, 2008 through January 31, 2009 the Company exceeded the $600,000 required minimum.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 10 -	EARNINGS PER SHARE (continued)

are included in basic common shares outstanding, and unvested restricted shares are included in the diluted common shares outstanding if the effect is dilutive.

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amount):

	Year Ended June 30,
	2010	2009

Net income, as reported	$9,356	$4,197

Weighted average common shares outstanding	14,176	12,908
Effect of dilutive stock options	776	1,088
Weighted average diluted common shares outstanding	14,952	13,996

Net income per common share
Basic	$0.66	$0.33
Diluted	$0.63	$0.30

Employee stock options excluded from computation of diluted
income per share amounts because their effect would
be anti-dilutive	241	-