Form 10-Q
period 2010-09-30
SHARPS COMPLIANCE CORP
filed 2010-11-04
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

(713) 432-0300
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  No  

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

        As of November 2, 2010, there were 14,907,091 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,608	$18,068
Accounts receivable, net of allowance for doubtful accounts of $24 and
$21, respectively	1,945	2,033
Inventory	1,892	1,738
Prepaid and other current assets	1,819	3,369
Deferred income taxes	53	83
TOTAL CURRENT ASSETS	25,317	25,291

PROPERTY, PLANT AND EQUIPMENT, net	5,533	5,631

DEFERRED INCOME TAXES, non-current	584	503

INTANGIBLE ASSETS, net of accumulated amortization of $204 and
$196, respectively	261	207

TOTAL ASSETS	$31,695	$31,632

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,313	$1,220
Accrued liabilities	1,400	1,079
Deferred revenue	1,700	1,375
TOTAL CURRENT LIABILITIES	4,413	3,674

LONG-TERM DEFERRED REVENUE	571	583

RENT ABATEMENT	343	434

TOTAL LIABILITIES	5,327	4,691

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized;
14,907 and 14,892 shares issued and outstanding, respectively	149	149
Additional paid-in capital	19,929	19,705
Retained earnings	6,290	7,087
TOTAL STOCKHOLDERS' EQUITY	26,368	26,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,695	$31,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended September 30,
	2010	2009
	(Unaudited)

REVENUES	$5,233	$15,379

COSTS AND EXPENSES
Cost of revenues	3,421	4,488
Selling, general and administrative	2,375	1,814
Special charge	570	-
Depreciation and amortization	89	95
TOTAL COSTS AND EXPENSES	6,455	6,397

OPERATING INCOME (LOSS)	(1,222)	8,982

OTHER INCOME
Interest income	13	4
TOTAL OTHER INCOME	13	4

INCOME (LOSS) BEFORE INCOME TAXES	(1,209)	8,986

INCOME TAX EXPENSE (BENEFIT)
Current	(361)	1,849
Deferred	(51)	1,318
TOTAL INCOME TAX EXPENSE (BENEFIT)	(412)	3,167

NET INCOME (LOSS)	$(797)	$5,819

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.05)	$0.44

Diluted	$(0.05)	$0.40

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME (LOSS) PER COMMON SHARE:

Basic	14,907	13,373
Diluted	14,907	14,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balances, June 30, 2009	13,257,507	$133	$11,706	$(2,269)	$9,570

Issuance of Common Stock, net of
direct expenses	577,146	6	4,867	-	4,873

Exercise of stock options	972,874	9	1,064	-	1,073

Stock-based
compensation	-	-	980	-	980

Issuance of restricted stock	84,227	1	(1)	-	-

Excess tax benefit from
stock-based award activity	-	-	1,089	-	1,089

Net Income	-	-	-	9,356	9,356

Balances, June 30, 2010	14,891,754	149	19,705	7,087	26,941

Exercise of stock options*	2,000	-	2	-	2

Stock-based
compensation*	-	-	215	-	215

Issuance of restricted stock*	13,334	-	-	-	-

Excess tax benefit from
stock-based award activity*	-	-	7	-	7

Net Loss*	-	-	-	(797)	(797)

Balances, September 30, 2010*	14,907,088	$149	$19,929	$6,290	$26,368

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-Months Ended
	September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(797)	$5,819
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	250	161
Stock-based compensation expense	215	206
Excess tax benefits from stock-based award activity	(7)	(303)
Deferred tax expense (benefit)	(51)	1,318
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	88	(4,805)
(Increase) in inventory	(154)	(490)
(Increase) decrease in prepaid and other current assets	1,550	(20)
Increase in accounts payable and accrued liabilities	330	1,419
Increase in deferred revenue	313	161
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,737	3,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(144)	(322)
Additions to intangible assets	(62)	(6)
NET CASH USED IN INVESTING ACTIVITIES	(206)	(328)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	7	303
Proceeds from exercise of stock options	2	208
NET CASH PROVIDED BY FINANCING ACTIVITIES	9	511

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,540	3,649

CASH AND CASH EQUIVALENTS, beginning of period	18,068	4,792

CASH AND CASH EQUIVALENTS, end of period	$19,608	$8,441

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$90

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, “Sharps”, “We” or the  “Company”).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2010 and the results of its operations and cash flows for the three months ended September 30, 2010 and 2009 and stockholders’ equity for the year ended June 30, 2010 and three months ended September 30, 2010. The results of operations for the three months ended September 30, 2010, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarified guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way the Company allocates arrangement consideration to the separate units of accounting.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway™ Environmental Return Systems referred to as “Mailbacks” and Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

Prior to July 1, 2010, the individual fair value of the transportation and treatment services were determined by the sales price of the service offered by third parties, with the fair value of the compliance and container being the residual value.  Beginning July 1, 2010, under the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting.  The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price.  Because an estimated selling price must be set for each unit, the residual method used previously by the Company to allocate consideration to the compliance and container system is no longer allowed.  The selling price for the transportation revenue and the treatment revenue, which utilizes third party evidence, did not change from the prior method.  The Company estimates the selling price of the compliance and container system based on the product and services provided including compliance with local, state and Federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s facility.  The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s facility. Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been prepared on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

The Company has calculated the change in revenue assigned to each of the units of accounting under the relative selling price methodology as compared to using the residual allocation method and determined that the change is not material.  The Company has determined that the implementation of ASU No. 2009-13 did not have a material effect on the consolidated financial statements when compared to its previous revenue recognition methodology.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting standards that impact the Company’s consolidated financial statements.

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2010 was 34.1% compared to 35.2% for the three months ended September 30, 2009.  The decrease in the effective tax rate resulted primarily from a reduction in the statutory rate from 35% to 34% based on forecasted fiscal year 2011 income.  A federal income tax payment for the period ended June 30, 2010 was made on December 15, 2009 for $5.3 million.  In July 2010, the Company received a federal income tax refund of $2.0 million.  An additional refund of approximately $1.0 million is expected to be received related to the period ended June 30, 2010 subsequent to the filing of the associated federal income tax return.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On July 15, 2010, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement replaces the Prior Credit Agreement executed on March 9, 2010 with JPMorgan Chase Bank N.A. As of September 30, 2010, the Company had no outstanding borrowings, $105 thousand in letters of credit outstanding, and $4.9 million of credit available.

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

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company paid a one-time non-refundable commitment fee of $10,000 applicable to the entire two year term of the Credit Agreement. The Company will pay a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.8% as of September 30, 2010.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of September 30, 2010, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation for the three months ended September 30, 2010 and 2009 was $215 thousand ($19 thousand included in cost of revenues and $196 thousand included in general and administrative expense in the Company’s consolidated statement of operations) and $206 thousand ($7 thousand included in cost of revenues and $199 thousand included in general and administrative expense in the Company’s consolidated statement of operations), respectively. Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital. The Company included excess tax benefits in its cash flows from financing activities for the three months ended September 30, 2010 and 2009 of $7 thousand and $303 thousand, respectively.

In conjunction with the retirement and separation agreement of Dr. Burton Kunik, effective September 30, 2010, the Company recognized an additional $73 thousand in stock-based compensation expense which is included in the Special Charge on the accompanying statement of operations for the three months ended September 30, 2010.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended September 30,
	2010	2009
	(Unaudited)

Net income (loss), as reported	$(797)	$5,819

Weighted average common shares outstanding	14,907	13,373
Effect of dilutive stock options	-	1,154
Weighted average diluted common shares outstanding	14,907	14,527

Net income (loss) per common share
Basic	$(0.05)	$0.44
Diluted	$(0.05)	$0.40

Employee stock options excluded from computation of diluted
income per share amounts because their effect would
be anti-dilutive	389	-

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2010, stock options to purchase 2,000 of common shares were exercised.  Total proceeds to the Company were approximately $2 thousand (average price of $0.84 per share).  During the three months ended September 30, 2009 stock options to purchase 171,100 common shares were exercised.  Total proceeds to the Company were approximately $208 thousand (average price of $1.22 per share).

As of September 30, 2010, there was $690 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 0.9 years.

NOTE 10 – INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2010	2010
	(Unaudited)
Finished goods	$1,028	$933
Raw materials	864	805
Total	$1,892	$1,738

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

GENERAL

Sharps is a leading full-service provider of cost-effective solutions for management of medical waste and unused dispensed medications generated outside of the hospital and large health care facility setting. The Company’s solutions facilitate the proper treatment of numerous types of medical waste and unused dispensed medications, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused dispensed prescription and over-the-counter drugs and medications.  We serve customers in multiple markets such as government (federal, state and local), home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our distinct solution offerings best fit their needs for the collection, storage, return transportation and treatment of their or their patients’ medical waste and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and ultimately properly treat their or their patients’ medical waste or unused dispensed medications through pre-paid mail services primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements. The Company’s primary solutions include Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®), RxTakeAway™ System, Sharps®MWMS™, and SharpsTracer™. The Company offers a wide variety of other logistical products solutions including Pitch-It™ IV Poles, Trip LesSystem®, Sharps® Pump and Asset Return Box, Sharps Secure® Needle Recovery System, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System and Sharps Environmental Services.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2010 and 2009. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended September 30,
	2010	%	2009	%
	(Unaudited)		(Unaudited)

Revenue	$5,233	100.0%	$15,379	100.0%

Cost of revenue	3,421	65.4%	4,488	29.2%
Gross profit	1,812	34.6%	10,891	70.8%
SG&A expense	2,375	45.4%	1,814	11.8%
Special charge	570	10.9%	-	0.0%
Depreciation and amortization	89	1.7%	95	0.6%

Operating income (loss)	(1,222)	(23.4%)	8,982	58.4%
Other income	13	0.2%	4	0.0%
Net income (loss) before income taxes	(1,209)	(23.1%)	8,986	58.4%
Income tax expense (benefit)	(412)	(7.9%)	3,167	20.6%
Net income (loss)	$(797)	(15.2%)	$5,819	37.8%

THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Total revenues for the three months ended September 30, 2010 of $5.2 million decreased by $10.1 million, or 66.0%, over the total revenues for the three months ended September 30, 2009 of $15.4 million. Billings by market are as follows (in thousands):

	Three-Months Ended September 30,
	(Unaudited)
	2010	2009	Variance

BILLINGS BY MARKET:
Health Care	$2,013	$1,622	$391
Retail	1,892	1,547	345
Government	600	11,017	(10,417)
Professional	472	421	51
Hospitality	280	261	19
Pharmaceutical	130	319	(189)
Other	349	404	(55)
Subtotal	5,736	15,591	(9,855)
GAAP Adjustment *	(503)	(212)	(291)
Revenue Reported	$5,233	$15,379	$(10,146)

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

The decrease in revenues is primarily attributable to decreased billings in the Government ($10.4 million) and Pharmaceutical ($189 thousand) markets.  These decreases in billings were partially offset by increased billings in the Health Care ($0.4 million), Retail ($0.3 million), and Professional ($50 thousand) markets. Government billings in the current year and prior year included $380 thousand and $11.0 million, respectively, associated with the Company’s contract with a major U.S. government agency announced in February 2009. The current year billings were for maintenance and the prior year billings were for the sale of the Company’s Sharps MWMS to this major U.S. government agency and resulted in a decrease in billings under this contract of $10.6 million. The decrease in the Government billings was offset by increases in core government billings of $180 thousand as a result of pharmacy programs with the states of Iowa and North Dakota, other community programs and an expanded Veterans Administration pilot program.  The decrease in the Pharmaceutical market billings is a result of timing of customer orders and the discontinuation of one of the Company’s six patient support programs.  The increase in billings in the Health Care market is a result of increased sales to home healthcare related distributors addressing the growing trend of patient volumes in the home healthcare industry.  The increase in billings in the Retail market is a result of the flu shot season and the increasing quantity of flu shots that are being administered in the alternate site setting.  The Retail market growth also includes $550,000 in billings related to the initial order of the Company’s TakeAway System™ being used by one of the country’s largest retail pharmacy chains as part of their Safe Medication Disposal Program. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. Increases due to telemarketing activities mostly offset declines in distributor network sales to the professional market which were down based on ordering patterns.

Cost of revenues for the three months ended September 30, 2010 of $3.4 million was 65.4% of revenues.  Cost of revenues for the three months ended September 30, 2009 of $4.5 million was 29.2% of revenue.  The lower gross margin for the quarter ended September 30, 2010 of 34.6% (versus 70.8% for the quarter ended September 30, 2009) was a result of lower volume. The Company, which is largely leveraged on volume, made investments in its infrastructure during the first half of calendar year 2010 in order to provide for the capacity to take on large increases in volume. As a result, the combination of lower volume and greater capacity creates negative leverage and adversely impacts gross margin.

Selling, general and administrative (“S, G & A”) expenses for the three months ended September 30, 2010 of $2.4 million, increased by $0.6 million, from S, G & A expenses for the three months ended September 30, 2009.  The increase in S, G & A is primarily due to higher (i) compensation and benefit expense including payroll tax of $312 thousand (primarily due to increased number of employees year-over-year headcount of 21 of which 16 are focused on sales and marketing-related activities), (ii) professional expenses of $75 thousand (primarily due to legal fees, audit and related fees, and consulting fees), (iii) office rent and utilities  expenses of $35 thousand (primarily related to increased common area maintenance and property expenses), (iv) marketing and sales expenses of $30 thousand (primarily due to increased advertising and public relations costs), (v) computer and systems-related expenses of $25 thousand (primarily related to internet and offsite hosting and recovery costs), and (vi) research and development expenses of $18 thousand (primarily related to on-going research related to the Company’s patent pending new product called PELLA-DRX™).

During the first quarter of fiscal year 2011, the Company recorded a special charge of $570 thousand, or $0.02 per diluted loss per share, which represents expenses incurred with the retirement of the Company’s former Chief Executive Officer, Dr. Burton Kunik. The special charge consists of (i) severance-related items totaling $491 thousand, (ii) non-cash stock-based compensation expense of $73 (resulting from accelerated vesting of stock option awards),  and (iii) legal fees related to the separation agreement of $6 thousand. The Company paid Dr. Kunik $68 thousand on September 30, 2010 and will pay Dr. Kunik approximately $409 thousand in April 2011 related to the expenses noted above.

The Company generated an operating loss of $1.2 million for the three months ended September 30, 2010 compared to operating income of $9.0 million for the three months ended September 30, 2009.  The operating margin was (23.4%) for the three months ended September 30, 2010 compared to 58.4% for the three months ended September 30, 2009. The decrease in operating income and operating margin is a result of the above mentioned decrease in revenue and operating leverage inherent in the Company’s business model.

The Company generated a loss before tax of $1.2 million for the three months ended September 30, 2010 versus income before tax of $9.0 million for the three months ended September 30, 2009.  The decrease in income before tax is a result of lower operating income (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2010 was 34.1% compared to 35.2% for the three months ended September 30, 2009. The decrease in the effective tax rate resulted primarily from a reduction in the statutory rate from 35% to 34%. The Company estimates the effective tax rate expected to be applicable for the full year.  The Company uses estimates in providing for income taxes on a year to date basis and those estimates may change in subsequent interim periods.

The Company generated a net loss of $797 thousand for the three months ended September 30, 2010 compared to net income of $5.8 million for the three months ended September 30, 2009.  The decrease in net income is a result of lower operating income (discussed above).

The Company reported diluted loss per share of ($0.05) for the three months ended September 30, 2010 versus diluted earnings per share of $0.40 for the three months ended September 30, 2009.  The decrease in diluted earnings per share is a result of a lower net income (discussed above).

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

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.  On February 2, 2009, the Company announced a $40 million contract (the “U.S. Government Contract”) award to provide its Sharps®MWMS™ to a major U.S. government agency. The total contract is expected to be executed over a five year period (one year plus four option years). On February 1, 2009, the Company received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, $22.5 million was recognized in the first half of fiscal year 2010). In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and is expected to be recognized from February 1, 2010 through January 31, 2011. There is expected to be approximately $1.6 million in revenue in calendar year 2010 for the maintenance component of the contract including the $0.8 million in the second half of calendar year 2010, and $0.4 million recognized in the first quarter of fiscal year 2011. The remaining three option years are expected to be approximately $3.0 million per contract year. Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.

In December 2009, Sharps Compliance was awarded a five-year Federal Supply schedule contract by the General Services Administration of the U.S. Government (GSA).  The GSA Schedule provides a streamlined vehicle for federal government agencies to purchase the Company’s products and services.  Sharps was also awarded a Distribution and Pricing Agreement (DAPA) with the Defense Supply Center of Philadelphia’s Directorate of Medical Material which provides the automated tools to promote efficient procurement of medical-related products for the Department of Defense.  The Company believes these two contracts should facilitate the sale of virtually all of the Company’s products and solutions (in addition to the Sharps®MWMS™) to the many U.S. Government agencies whom, to-date, have not purchased significant quantities of products or solutions designed to address the proper treatment of used syringes and other sharps as well as unused medications generated outside of the hospital setting utilizing the USPS or an alternative logistics provider.

In January 2010, the Company announced a pilot program with the United States Department of Veterans Affairs (“VA”). The program was launched within the VA Capitol Health Care Network (“Veterans Integrated Service Network 5” or “VISN 5”), which currently provides quality health care for eligible veterans in Maryland and portions of Virginia, West Virginia, and Pennsylvania, as well as the District of Columbia.  The pilot allows each of the medical centers within the VISN 5 region, both inpatient and outpatient, to provide the Sharps® Recovery System™ (formerly known as the Sharps Disposal By Mail System®) and the TakeAway™ Environmental Return System solutions to their patients.  Since its original launch, the pilot program has now expanded to include eight VISN’s (encompassing twenty-two states plus the District of Columbia). There are a total of twenty-three VISN’s in the VA System. The VISN network is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year.

The Company believes the pace of regulation of sharps and unused dispensed medications disposal is gaining momentum at both the state and federal level. Currently, 13 states restrict or have introduced legislation to restrict the disposal of used sharps in household trash and 11 states have also enacted or introduced legislation to regulate the disposal of pharmaceuticals to reduce pollution of the environment.  As state and federal enforcement of these statutes increases, more companies will turn to solutions such as ours to help manage their medical waste and regulatory compliance. The Company believes it is well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

The patent-pending GREEN Waste Conversion Process™, announced by the Company in April 2010, eliminates medical waste processed for the Company’s customers from going into landfills.  The process transforms treated medical waste into a new product called PELLA-DRX™ - a clean, raw material used in the manufacture of industrial resource.  Treatment of medical waste has presented major concerns for American society as the vast majority of medical waste is ultimately disposed of in landfills, creating massive liabilities for future generations.  The Sharps Waste Conversion Process™ creates a sustainable product and a much needed GREEN method to treat medical waste while creating a useable, safe, and clean raw material.  The Company believes PELLA-DRX™ is ideally suited for energy intensive industries like cement, lime, steel, and power plants.

The Company serves multiple markets including, but not limited to, Government, Health Care, Retail, Professional, Hospitality, Pharmaceutical, and Other markets. As shown in the results for the quarter ended September 30, 2010, the Company experienced a decrease in its overall business, primarily related to the Government market which had an expected decrease in billings associated with the U.S. government contract from $11.0 million from the product build-out phase for the quarter ended September 30, 2009 to $0.4 million for maintenance for the quarter ended September 30, 2010. The $28.5 million build-out phase of the major government contract occurred throughout calendar year 2009. There is expected to be approximately $1.6 million in revenue in calendar year 2010 for the maintenance component including the $0.8 million which was recognized in the second half of fiscal year 2010, and $0.4 million recognized in the first quarter of fiscal year 2011. In addition, the maintenance component of the contract includes approximately $3.0 million in years 2011, 2012, and 2013. This decrease was partially offset by increases in the Health Care (improved sales by home healthcare related distributors addressing the growing trend of patent volumes in the home healthcare industry), Retail (flu shot season and the impact of the initial order of the Company’s TakeAway Recovery System™ by one of the country’s largest retail pharmacy chains for its Safe Medication Disposal Program) and Professional (targeted telemarketing efforts) markets. The Company is most encouraged by opportunities in the Retail market and Government market through offerings to major retail pharmacies and expansion of the VA Pilot Program and the existing MWMS™ Program to address unused medications as well as the opportunity for telemarketing efforts in the Professional markets.

The Company currently has a cash balance of $19.6 million and no debt as of September 30, 2010. On July 15, 2010, the Company entered into a Credit Agreement (“the Credit Agreement”) with Wells Fargo, National Association. The Credit Agreement replaces the Prior Credit Agreement executed on March 9, 2010 with J.P. Morgan Chase, N.A. As of September 30, 2010, the Company had no outstanding borrowings, $105 thousand in letters of credit outstanding, and $4.9 million of credit available.

RECENT DEVELOPMENTS

The Secure and Responsible Drug Disposal Act of 2010 was signed into law on October 12, 2010, which is an amendment to the Controlled Substances Act.  This act allows a patient who has lawfully obtained a controlled substance to deliver it to another authorized person for disposal.  The Company’s focus to date has been on non-controlled, unused prescription medications. However, as regulations and protocols are developed to meet the requirements of the new law, the Company believes that ultimately its solutions could serve to further meet the needs of the country in addressing the challenges of prescription drugs entering our water systems or being misused.

The Company was notified in late October by the USPS that it plans to continue to develop specific protocols to permit disposal of non-controlled prescription drugs by mail.  In the mean time, the USPS has requested Sharps to suspend the sale of the envelopes associated with its TakeAway System™ program which was operated under agreement with the USPS. This situation does not impact the sale of the larger 10-gallon and 20-gallon TakeAway™ box solutions nor the USPS-transported TakeAway envelopes already in the supply chain.

The Company is involved in very positive discussions with the USPS and hopes to be in a position to resume TakeAway™ envelope shipments soon.  In the interim, as the USPS develops its processes, the Company plans to announce shortly an arrangement with an alternative logistics provider regarding an expanded line of TakeAway™ envelope solutions which are expected to provide additional product enhancements for greater flexibility and choices for customers.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $1.5 million to $19.6 million at September 30, 2010 from $18.1 million at June 30, 2010. The increase in cash and cash equivalents is primarily a result of cash generated from operations of $1.7 million partially offset by capital expenditures and additions to intangible assets of $0.2 million.

Inventory increased by $0.2 million to $1.9 million at September 30, 2010 from $1.7 million at June 30, 2010.  The increase in inventory is attributable to new product lines and expected business expansion consistent with revenue growth compared to the trailing quarter.

Prepaid and other assets decreased by $1.6 million to $1.8 million at September 30, 2010 from $3.4 million at June 30, 2010. The decrease is primarily due to the receipt of the federal income tax refund of $2.0 million in July 2010.

Property, plant and equipment, net decreased by $98 thousand to $5.5 million at September 30, 2010 from $5.6 million at June 30, 2010.  The decrease in property and equipment is related to depreciation expense of $242 thousand and disposal of assets of $45 thousand partially offset by capital expenditures of $144 thousand. The capital expenditures are attributable primarily to the purchase of, (i) treatment facility improvement of $58 thousand including a new boiler for the incinerator, (ii) general office improvements for the completion of the recently expanded corporate office of $48 thousand, (iii) dies and printing plates of $17 thousand primarily for new product development, (iv) computer equipment and custom software programming of $10 thousand, (v) scanning and scale equipment for the treatment facility of $7 thousand, and (vi) phone system expansion of $4 thousand.

Accounts payable increased by $0.1 million to $1.3 million at September 30, 2010 from $1.2 million at June 30, 2010. The increase is primarily related to the timing of payments for raw materials purchased.

Accrued liabilities increased by $0.3 million to $1.4 million at September 30, 2010 from $1.1 million at June 30, 2010.  The increase is primarily $409 thousand related to the retirement of the Company’s former Chief Executive Officer to be paid in April 2011.

Stockholders’ equity decreased by $0.5 million to $26.4 million at September 30, 2010 from $26.9 million at June 30, 2010.  This decrease is primarily attributable to (i) a net loss  for the three months ended September 30, 2010 of $797 thousand and (ii) the effect on equity (credit) of non-cash stock based award expense of $215 thousand ($73 thousand related to the retirement of the Company’s former Chief Executive Officer).

Off -Balance Sheet Arrangements

The Company entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. The Company’s most significant off-balance sheet transactions include commitments associated with non-cancelable operating leases. The Company has other off-balance sheet obligations involving letters of credit.

The Company entered into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, the Company has no further obligation to the lessor. If we decide to cancel or terminate a lease before the end of its term, we would typically owe the lessor the remaining lease payments under the term of the lease.

Credit Facility

On July 15, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement replaces the Prior Credit Agreement executed on March 9, 2010 with JPMorgan Chase Bank, N.A. The Credit Agreement provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of September 30, 2010, the Company had no outstanding borrowings,

$105 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company paid a one-time non-refundable commitment fee of $10,000 applicable to the entire two year term of the Credit Agreement. The Company will pay a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.8% as of September 30, 2010.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of September 30, 2010, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $5.0 million line of credit with Wells Fargo Bank will be sufficient to fund operations for the twelve months  ending  September 30, 2011.

CRITICAL ACCOUNTING ESTIMATES

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarified guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way the Company allocates arrangement consideration to the separate units of accounting.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway™ Environmental Return Systems referred to as “Mailbacks” and Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

Prior to July 1, 2010, the individual fair value of the transportation and treatment services were determined by the sales price of the service offered by third parties, with the fair value of the compliance and container being the residual value.  Beginning July 1, 2010, under the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting.  The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price.  Because an estimated selling price must be set for each unit, the residual method used previously by the Company to allocate consideration to the compliance and container system is no longer allowed.  The selling price for the transportation revenue and the treatment revenue, which utilizes third party evidence, did not change from the prior method.  The Company estimates the selling price of the compliance and container system based on the product and services provided including compliance with local, state and Federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s facility.  The compliance and container system is mailed or delivered by alternative logistics provider to the Company’s facility.  Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been prepared on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

The Company has calculated the change in revenue assigned to each of the units of accounting under the relative selling price methodology as compared to using the residual allocation method and determined that the change is not material.  The Company has determined that the implementation of ASU No. 2009-13 did not have a material effect on the consolidated financial statements when compared to its previous revenue recognition methodology.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting standards that impact the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to significant financial market risk including commodity price risk, foreign currency exchange risk or interest rate risk. Management does not use derivative instruments. The Company has limited exposure to changes in interest rates due to its lack of indebtedness.  The Company maintains a credit agreement under which we may borrow funds in the future. Currently, the Company does not forsee any borrowing needs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2010, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report are certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this Quarterly Report on Form 10-Q, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certification and this information should be read in conjunction  with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2010 for the Company’s risk factors.  During the quarter ended September 30, 2010, there have been no changes to the Company’s risk factors.

ITEM 4. [REMOVED and RESERVED]

ITEM 6. EXHIBITS

(a)        Exhibits:

10.1
Credit Agreement dated July 15, 2010, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

10.2
Line of Credit Note dated July 15, 2010, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

10.3
Separation Agreement between Sharps Compliance and Dr. Burton J. Kunik dated September 7, 2010 Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 7, 2010).

10.4
Consulting Agreement between Sharps Compliance and Dr. Burton J. Kunik dated September 7, 2010 Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 7, 2010).

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filedherewith)
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT: SHARPS COMPLIANCE CORP.
Dated: November 4, 2010	By: /s/ DAVID P. TUSA David P. Tusa Chief Executive Officer and President (Principal Executive Officer)
Dated: November 4, 2010	By: /s/ DIANA P. DIAZ Diana P. Diaz Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)