Form 10-Q
period 2010-12-31
SHARPS COMPLIANCE CORP
filed 2011-02-03
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of February 1, 2011, there were 14,944,841 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,847	$18,068
Accounts receivable, net of allowance for doubtful accounts of $25 and $21, respectively	2,014	2,033
Inventory	2,121	1,738
Prepaid and other current assets	3,810	3,369
Deferred income taxes	54	83
TOTAL CURRENT ASSETS	25,846	25,291

PROPERTY, PLANT AND EQUIPMENT, net	5,396	5,631

DEFERRED INCOME TAXES, non-current	-	503

INTANGIBLE ASSETS, net of accumulated amortization of $212 and $196, respectively	275	207

TOTAL ASSETS	$31,517	$31,632

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,204	$1,220
Accrued liabilities	1,105	1,079
Deferred revenue	1,591	1,375
TOTAL CURRENT LIABILITIES	3,900	3,674

LONG-TERM DEFERRED REVENUE	466	583

OTHER LONG TERM LIABILITIES	341	434

TOTAL LIABILITIES	4,707	4,691

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized; 14,942 and 14,892 shares issued and outstanding, respectively	149	149
Additional paid-in capital	21,178	19,705
Retained earnings	5,483	7,087
TOTAL STOCKHOLDERS' EQUITY	26,810	26,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,517	$31,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended December 31,
	2010	2009
	(Unaudited)

REVENUES	$4,611	$15,985

COSTS AND EXPENSES
Cost of revenues	3,385	5,327
Selling, general and administrative	2,339	2,105
Depreciation and amortization	87	114
TOTAL COSTS AND EXPENSES	5,811	7,546

OPERATING INCOME (LOSS)	(1,200)	8,439

OTHER INCOME
Interest income	15	10
TOTAL OTHER INCOME	15	10

INCOME (LOSS) BEFORE INCOME TAXES	(1,185)	8,449

INCOME TAX EXPENSE (BENEFIT)
Current	(981)	2,883
Deferred	603	(51)
TOTAL INCOME TAX EXPENSE (BENEFIT)	(378)	2,832

NET INCOME (LOSS)	$(807)	$5,617

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.05)	$0.40

Diluted	$(0.05)	$0.38

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	14,920	14,015
Diluted	14,920	14,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Six-Months
	Ended December 31,
	2010	2009
	(Unaudited)

REVENUES	$9,844	$31,364

COSTS AND EXPENSES
Cost of revenues	6,806	9,815
Selling, general and administrative	4,714	3,920
Special charge	570	-
Depreciation and amortization	176	208
TOTAL COSTS AND EXPENSES	12,266	13,943

OPERATING INCOME (LOSS)	(2,422)	17,421

OTHER INCOME
Interest income	28	13
TOTAL OTHER INCOME	28	13

INCOME (LOSS) BEFORE INCOME TAXES	(2,394)	17,434

INCOME TAX EXPENSE (BENEFIT)
Current	(1,342)	4,732
Deferred	552	1,267
TOTAL INCOME TAX EXPENSE (BENEFIT)	(790)	5,999

NET INCOME (LOSS)	$(1,604)	$11,435

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.11)	$0.83

Diluted	$(0.11)	$0.78

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	14,914	13,722
Diluted	14,914	14,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount

Balances, June 30, 2009	13,257,507	$133	$11,706	$(2,269)	$9,570

Issuance of Common Stock, net of direct expenses	577,146	6	4,867	-	4,873

Exercise of stock options	972,874	9	1,064	-	1,073

Stock-based compensation	-	-	980	-	980

Issuance of restricted stock	84,227	1	(1)		-

Excess tax benefit from stock-based award activity	-	-	1,089	-	1,089

Net Income	-	-	-	9,356	9,356

Balances, June 30, 2010	14,891,754	149	19,705	7,087	26,941

Exercise of stock options*	2,000	-	2	-	2

Stock-based compensation*			507	-	507

Issuance of restricted stock*	48,084	-	-	-	-

Excess tax benefit from stock-based award activity*	-	-	964	-	964

Net Loss*				(1,604)	(1,604)

Balances, December 31, 2010*	14,941,838	$149	$21,178	$5,483	$26,810

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-Months Ended
	December 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,604)	$11,435
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	499	354
Stock-based compensation expense	507	501
Excess tax benefits from stock-based award activity	(964)	(736)
Deferred tax expense	552	1,267
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	19	(414)
(Increase) decrease in inventory	(383)	634
(Increase) decrease in prepaid and other current assets	(441)	382
Increase (decrease) in accounts payable and accrued liabilities	861	(2,341)
Increase in deferred revenue	99	14
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(855)	11,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(248)	(738)
Additions to intangible assets	(84)	(25)
NET CASH USED IN INVESTING ACTIVITIES	(332)	(763)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	964	736
Proceeds from stock offering, net of offering costs	-	4,832
Proceeds from exercise of stock options	2	828
NET CASH PROVIDED BY FINANCING ACTIVITIES	966	6,396

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(221)	16,729

CASH AND CASH EQUIVALENTS, beginning of period	18,068	4,792

CASH AND CASH EQUIVALENTS, end of period	$17,847	$21,521

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$5,485

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2010, the results of its operations and cash flows for the three and six months ended December 31, 2010 and 2009 and stockholders’ equity for the year ended June 30, 2010 and six months ended December 31, 2010. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of amounts due to us from our normal business activities.  Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.  The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company has a history of minimal uncollectible accounts.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued guidance expanding disclosure requirements related to receivables. The guidance was issued to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance is for receivables, off-balance sheet credit exposures and foreclosed and repossessed assets. The Company’s summary of significant accounting policies shall now included: (i) basis for accounting for loans, trade receivables, and lease financing (including those classified as held for sale), (ii) method used in determining the lower of cost or fair value of nonmortgage loans held for sale, (iii) classification and method of accounting for interest-only strips, loans and other receivables and (iv) method for recognizing interest income on loan and trade receivables.

In addition, the allowance for credit losses, the allowance for doubtful accounts, and as applicable any unearned income, any unamortized premiums and discounts, and any net unamortized deferred fees and costs, shall be disclosed in the financial statements. The Company adopted this guidance, as required for both interim and annual reporting periods, effective December 15, 2010. The adoption of this guidance does not impact the Company’s consolidated results of operations or financial position. The Company has included its Accounts Receivable policy in Note 3 – Significant Accounting Policies.

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for the six months ended December 31, 2010 was 33.0% compared to 34.4% for the six months ended December 31, 2009.  The decrease in the effective tax rate resulted primarily from a reduction in the statutory rate from 35% to 34% based on forecasted fiscal year 2011 income.  The Company expects to receive a Federal Tax refund of approximately $2.6 million related to the fiscal year ended June 30, 2010. This amount is included in prepaid and other current assets and is expected to be received by December 2011.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On July 15, 2010, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement replaces the Prior Credit Agreement executed on March 9, 2010 with JPMorgan Chase Bank N.A. As of December 31, 2010, the Company had no outstanding borrowings, $105 thousand in letters of credit outstanding, and $4.9 million of credit available.

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

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company paid a one-time non-refundable commitment fee of $10,000 applicable to the entire two year term of the Credit Agreement. The Company will pay a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.8% as of December 31, 2010.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of December 31, 2010, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation for the three months ended December 31, 2010 and 2009 was $292 thousand ($25 thousand included in cost of revenues and $267 thousand included in general and administrative expense in the Company’s consolidated statement of operations) and $295 thousand ($18 thousand included in cost of revenues and $277 thousand included in general and administrative expense in the Company’s consolidated statement of operations), respectively. Total stock-based compensation for the six months ended December 31, 2010 and 2009 was $507 thousand ($45 thousand included in cost of revenues and $462 thousand included in general and administrative expense in the Company’s consolidated statement of operations) and $501 thousand ($25 thousand included in cost of revenues and $476 thousand included in general and administrative expense in the Company’s consolidated statement of operations). Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital. The Company’s excess tax benefits included in its cash flows from financing activities for the six months ended December 31, 2010 was $964 thousand. The Company’s excess tax benefits included in its cash flows from financing activities for the six months ended December 31, 2009 was $736 thousand.

In conjunction with the retirement and separation agreement of Dr. Burton Kunik, effective September 30, 2010, the Company recognized an additional $73 thousand in stock-based compensation expense which is included in the Special Charge on the accompanying statement of operations for the six months ended December 31, 2010.

NOTE 8 - EARNINGS PER SHARE

Earnings per share are measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options and restricted stock. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the treasury stock method. Vested restricted shares are included in basic common shares outstanding, and unvested restricted shares are included in the diluted common shares outstanding, if the effect is dilutive.

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net income (loss), as reported	$(807)	$5,617	$(1,604)	$11,435

Weighted average common shares outstanding	14,920	14,015	14,914	13,722
Effect of dilutive stock options	-	868	-	999
Weighted average diluted common shares outstanding	14,920	14,883	14,914	14,721

Net income (loss) per common share
Basic	$(0.05)	$0.40	$(0.11)	$0.83
Diluted	$(0.05)	$0.38	$(0.11)	$0.78

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	412	38	412	38

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended December 31, 2010, there were no exercises of stock options to purchase common shares. During the three months ended December 31, 2009, stock options to purchase 523,441 common shares were exercised.  Total proceeds to the Company were approximately $620 thousand (average price of $1.18 per share).

During the six months ended December 31, 2010, stock options to purchase 2,000 of common shares were exercised.  Total proceeds to the Company were approximately $2 thousand (average price of $0.84 per share).  During the six months ended December 31, 2009, stock options to purchase 694,541 common shares were exercised.  Total proceeds to the Company were approximately $828 thousand (average price of $1.19 per share).

In the second quarter of fiscal 2010, the Company completed a public offering of 577,146 shares, of which 77,146 were sold to cover the over-allotment option, at a price of $9.165 per shares (net of underwriting commission). The net proceeds of $4.8 million from the shares sold by the Company (net of offering expenses) is expected to be used for general corporate purposes, including expansion of our product offering, facilities, and infrastructure to meet the continued expected growth of the Company.

As of December 31, 2010, there was $985 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.0 years.

NOTE 10 – INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2010	2010
	(Unaudited)
Finished goods	$1,200	$933
Raw materials	921	805
Total	$2,121	$1,738

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2010 and 2009. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2010	%	2009	%	2010	%	2009	%
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Revenue	$4,611	100.0%	$15,985	100.0%	$9,844	100.0%	$31,364	100.0%

Cost of revenue	3,385	73.4%	5,327	33.3%	6,806	69.1%	9,815	31.3%
Gross profit	1,226	26.6%	10,658	66.7%	3,038	30.9%	21,549	68.7%

SG&A expense	2,339	50.7%	2,105	13.2%	4,714	47.9%	3,920	12.5%
Special charge	-	0.0%	-	0.0%	570	5.8%	-	0.0%
Depreciation and amortization	87	1.9%	114	0.7%	176	1.8%	208	0.7%

Operating income (loss)	(1,200)	(26.0%)	8,439	52.8%	(2,422)	(24.6%)	17,421	55.5%

Other income	15	0.3%	10	0.1%	28	0.3%	13	0.0%

Net income (loss) before income taxes	$(1,185)	(25.7%)	$8,449	52.9%	$(2,394)	(24.3%)	$17,434	55.6%
Income tax expense (benefit)	(378)	(8.2%)	2,832	17.7%	(790)	(8.0%)	5,999	19.1%
Net income (loss)	$(807)	(17.5%)	$5,617	35.1%	$(1,604)	(16.3%)	$11,435	36.5%

THREE MONTHS ENDED DECEMBER 31, 2010 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

Total revenues for the three months ended December 31, 2010 of $4.6 million decreased by $11.4 million, or 71.2%, over the total revenues for the three months ended December 31, 2009 of $16.0 million. Billings by market are as follows (in thousands):

	Three-Months Ended December 31,
	(Unaudited)
	2010	2009	Variance

BILLINGS BY MARKET:
Home Health Care	$1,642	$1,606	$36
Retail	771	1,420	(649)
Professional	519	375	144
Government	449	11,700	(11,251)
Assisted Living/ Hospitality	293	240	53
Pharmaceutical	47	29	18
Other	331	359	(28)
Subtotal	4,052	15,729	(11,677)
GAAP Adjustment *	559	256	303
Revenue Reported	$4,611	$15,985	$(11,374)

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

The decrease in revenues is primarily attributable to decreased billings in the Government ($11.3 million) and Retail ($0.6 million) markets.  These decreases in billings were partially offset by increased billings in the Professional ($0.1 million) and Hospitality ($53 thousand) markets. Government billings in the current year and prior year included $380 thousand and $11.5 million, respectively, associated with the Company’s contract with a major U.S. government agency announced in February 2009. The current quarter billings were for maintenance and the prior year billings were for the sale of the Company’s Sharps MWMS to this major U.S. government agency and resulted in a decrease in billings under this contract of $11.1 million. There was a decrease in core government billings of $178 thousand primarily related to the TakeAway™ Envelopes program suspension which was a component of the Veterans Administration (VA) Pilot. The decrease in the Retail market billings is due to the timing of customer orders as pharmacies had accelerated their purchases for the 2010 flu shot season as well as the prior year quarter including H1N1-related flu shot activity. The increase in billings in the Professional market was a direct result of the Company’s targeted telemarketing activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. Also contributing to the Professional market increase was higher sales through the Company’s distributor network.

Cost of revenues for the three months ended December 31, 2010 of $3.4 million was 73.4% of revenues.  Cost of revenues for the three months ended December 31, 2009 of $5.3 million was 33.3% of revenue.  The lower gross margin for the quarter ended December 31, 2010 of 26.6% (versus 66.7% for the quarter ended December 31, 2009) was a result of lower volume. The Company, which is largely leveraged on volume, made investments in its infrastructure during the first half of calendar year 2010 in order to provide for the capacity to take on large increases in volume. As a result, the combination of lower volume and greater capacity creates negative leverage and adversely impacts gross margin.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2010 of $2.3 million, increased by $234 thousand, from SG&A expenses of $2.1 million for the three months ended December 31, 2009.  The increase in SG&A is primarily due to higher (i) professional fee expenses of $321 thousand (primarily due to contract government sales fees, legal fees, audit and related fees, SEC registration fees and other consulting fees) and (ii) research and development expenses of $45 thousand (primarily related to on-going research related to the Company’s patent pending new product called PELLA-DRX™). These increases in SG&A were offset by decreases in (i) compensation and benefit expense including payroll tax of $43 thousand (primarily due to lower commissions as a result of lower sales offset by higher compensation expense as a result of an increased number of employees year-over-year headcount of 17 of which 13 are focused on sales and marketing-related activities), (ii) travel and entertainment expenses of $41 thousand (primarily due to reduced travel expenses by senior management) and (iii) marketing expenses of $35 thousand (primarily due to lower marketing consulting expenses and timing of new campaigns).

The Company generated an operating loss of $1.2 million for the three months ended December 31, 2010 compared to operating income of $8.4 million for the three months ended December 31, 2009.  The operating margin was (26.0%) for the three months ended December 31, 2010 compared to 52.8% for the three months ended December 31, 2009. The decrease in operating income and operating margin is a result of the above mentioned decrease in revenue and operating leverage inherent in the Company’s business model.

The Company generated a loss before tax of $1.2 million for the three months ended December 31, 2010 versus income before tax of $8.4 million for the three months ended December 31, 2009.  The decrease in income before tax is a result of lower operating income (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2010 was 31.9% compared to 33.5% for the three months ended December 31, 2009. The decrease in the effective tax rate resulted primarily from a reduction in the statutory rate from 35% to 34%. The Company estimates the effective tax rate expected to be applicable for the full year.  The Company uses estimates in providing for income taxes on a year to date basis and those estimates may change in subsequent interim periods.

The Company generated a net loss of $0.8 million for the three months ended December 31, 2010 compared to net income of $5.6 million for the three months ended December 31, 2009.  The decrease in net income is a result of lower operating income (discussed above).

The Company reported diluted loss per share of ($0.05) for the three months ended December 31, 2010 versus diluted earnings per share of $0.38 for the three months ended December 31, 2009.  The decrease in diluted earnings per share is a result of a lower net income (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2010 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2009

Total revenues for the six months ended December 31, 2010 of $9.8 million decreased by $21.5 million, or 68.6%, over the total revenues for the six months ended December 31, 2009 of $31.4 million. Billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2010	2009	Variance

BILLINGS BY MARKET:
Home Health Care	$3,655	$3,265	$390
Retail	2,663	2,967	(304)
Government	1,049	22,718	(21,669)
Professional	991	796	195
Assisted Living/ Hospitality	573	502	71
Pharmaceutical	177	310	(133)
Other	680	763	(83)
Subtotal	9,788	31,321	(21,533)
GAAP Adjustment *	56	43	13
Revenue Reported	$9,844	$31,364	$(21,520)

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

The decrease in revenues is primarily attributable to decreased billings in the Government ($21.7 million), Retail ($0.3 million), and Pharmaceutical ($0.1 million) markets.  These decreases in billings were partially offset by increased billings in the Home Health Care ($0.4 million) and Professional ($0.2 million) markets. Government billings in the current year and prior year included $760 thousand and $22.4 million, respectively, associated with the Company’s contract with a major U.S. government agency announced in February 2009. The current year billings were for maintenance and the prior year billings were for the sale of the Company’s Sharps MWMS to this major U.S. government agency and resulted in a decrease in billings under this contract of $21.7 million. The decrease in the Retail market billings is due to the timing of customer orders as pharmacies had accelerated their purchases for the 2010 flu shot season as well as the prior year including H1N1-related flu shot activity. The impact of timing related to the 2010 flu shot season was partially offset by the initial order of the Company’s TakeAway System™ being used by one of the country’s largest retail pharmacy chains as part of their Safe Medication Disposal Program. The decrease in billings in the Pharmaceutical market is a result of timing of customer orders and the discontinuation of one of the Company’s six patient support programs. The increase in billings in the Home Health Care market is a result of increased sales to home healthcare related distributors addressing the growing trend of patient volumes in the home health care industry. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. The Professional market sales to the distributor network were flat over prior year.

Cost of revenues for the six months ended December 31, 2010 of $6.8 million was 69.1% of revenues.  Cost of revenues for the six months ended December 31, 2009 of $9.8 million was 31.3% of revenue.  The lower gross margin for the six months ended December 31, 2010 of 30.9% (versus 68.7% for the six months ended December 31, 2009) was a result of lower volume. The Company, which is largely leveraged on volume, made investments in its infrastructure during the first half of calendar year 2010 in order to provide for the capacity to take on large increases in volume. As a result, the combination of lower volume and greater capacity creates negative leverage and adversely impacts gross margin.

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2010 of $4.7 million, increased by $794 thousand, from SG&A expenses of $3.9 million for the six months ended December 31, 2009.  The increase in SG&A is primarily due to higher (i) professional expenses of $397 thousand (primarily due to contract government sales fees, legal fees, audit and related fees, SEC registration fees and other consulting fees), (ii) compensation and benefit expense including payroll tax of $269 thousand (primarily due to increased number of employees year-over-year headcount of 17 of which 13 are focused on sales and marketing-related activities), (iii) research and development expenses of $63 thousand (primarily related to on-going research related to the Company’s patent pending new product called PELLA-DRX™), (iv) computer and systems-related expenses of $38 thousand (primarily related to internet and offsite hosting and recovery costs), and (v) office rent and utilities expenses of $31 thousand (primarily related to increased common area maintenance and property expenses).

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

The Company generated an operating loss of $2.4 million for the six months ended December 31, 2010 compared to operating income of $17.4 million for the six months ended December 31, 2009.  The operating margin was (24.6%) for the six months ended December 31, 2010 compared to 55.5% for the six months ended December 31, 2009. The decrease in operating income and operating margin is a result of the above mentioned decrease in revenue and operating leverage inherent in the Company’s business model.

The Company generated a loss before tax of $2.4 million for the six months ended December 31, 2010 versus income before tax of $17.4 million for the six months ended December 31, 2009.  The decrease in income before tax is a result of lower operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2010 was 33.0% compared to 34.4% for the six months ended December 31, 2009. The decrease in the effective tax rate resulted primarily from a reduction in the statutory rate from 35% to 34%. The Company estimates the effective tax rate expected to be applicable for the full year.  The Company uses estimates in providing for income taxes on a year to date basis and those estimates may change in subsequent interim periods.

The Company generated a net loss of $1.6 million for the six months ended December 31, 2010 compared to net income of $11.4 million for the six months ended December 31, 2009.  The decrease in net income is a result of lower operating income (discussed above).

The Company reported diluted loss per share of ($0.11) for the six months ended December 31, 2010 versus diluted earnings per share of $0.78 for the six months ended December 31, 2009.  The decrease in diluted earnings per share is a result of a lower net income (discussed above).

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

The Company continues to develop new products and services including the Sharps® MWMS™, the TakeAway™ line of products for unused medications (including the TakeAway™ Environmental Return System), the 18 and 28 gallon Medical Professional Recovery System, the Sharps® Recovery System™ (formerly Sharps  Disposal by Mail System®) and the new TakeAway™ Recovery and Reporting System which offers the collection, storage, audit, witnessed treatment and documentation of unused medications such as flu vaccine, Tamiflu, and Relenza. The Company continues to develop products and services designed to facilitate the proper and cost effective solutions for management of medical waste and unused dispensed medication generated outside of the hospital and large health care facility setting. The Company believes its future growth will be driven by, among other items, (i) the convergence of issues regarding the environment, the cost of healthcare and changes in our healthcare delivery system and cost-savings initiatives which influence the decision making process of our customers, (ii) the effects of the Company’s extensive multi-level marketing and awareness efforts and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost effective solutions for management of medical waste and unused dispensed medications  generated outside the hospital and large health care facility setting.

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

The Company is actively marketing its Sharps®MWMS™ to federal, state and local agencies as well as to large corporations.  On February 2, 2009, the Company announced a $40 million contract (the “U.S. Government Contract”) award to provide its Sharps®MWMS™ to a major U.S. government agency. The total contract is expected to be executed over a five year period (one year plus four option years). On February 1, 2009, the Company received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, $22.5 million was recognized in the first half of fiscal year 2010). In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and is expected to be recognized from February 1, 2010 through January 31, 2011. There was approximately $1.6 million in revenue in calendar year 2010 for the maintenance component of the contract including the $0.8 million in the second half of fiscal year 2010, and $0.8 million recognized in the first half of fiscal year 2011. The remaining three option years are expected to be approximately $3.0 million per contract year. Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.

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

The Company believes the pace of regulation of sharps and unused dispensed medications disposal is gaining momentum at both the state and federal level. Currently, 9 states (covering 30% of the U.S. population) restrict or have introduced legislation to restrict the disposal of used sharps in household trash and 22 states (covering 65% of the U.S. population) have also enacted or introduced legislation to regulate the disposal of pharmaceuticals to reduce pollution of the environment.  As state and federal enforcement of these statutes increases, more companies will turn to solutions such as ours to help manage their medical waste and regulatory compliance. The Company believes it is well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

RECENT DEVELOPMENTS

The Company was notified in late October by the USPS that it planned to continue to develop specific protocols to permit disposal of non-controlled prescription drugs by mail.  At that time, the USPS requested Sharps to suspend the sale of the envelopes associated with its TakeAway System™ program which was operated under agreement with the USPS.

Subsequent to the close of the fiscal 2011 second quarter, effective January 7, 2011, Sharps re-launched its TakeAway System™ envelope solution after meeting the newly defined and enhanced requirements under a special mailing exception issued and approved by the United States Postal Service. The Company resumed shipping the new TakeAway™ envelope solution in early January of 2011.  The solution is designed to provide a means for the efficient, cost-effective and proper disposal of unused, non-controlled medications, including over-the-counter products for consumers and patients. Sharps is the only company in the U.S. permitted to provide this comprehensive, managed solution for the proper disposal of unused dispensed medications, other than controlled substances, through the mail.

The Company implemented a program late in December 2010 whereby management reallocated resources throughout the Company to be better aligned with the implementation of our more targeted and aggressive sales, marketing and market awareness building strategies.  The Company believes the initiative is a more deliberate, research-based, targeted and multi-layered approach to our sales and marketing activities. The program included headcount reductions while also upgrading talent, and budget cuts in certain areas to accommodate new promotional and sales programs while adding broader market access through the internet and other electronic media.  We expect that our multi-pronged approach to create demand and increase awareness of the Company and its solutions will allow us to further penetrate our targeted audiences more rapidly.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $0.2 million to $17.8 million at December 31, 2010 from $18.1 million at June 30, 2010. The decrease in cash and cash equivalents is primarily due to capital expenditures and additions to intangible assets of $0.3 million.

Inventory increased by $0.4 million to $2.1 million at December 31, 2010 from $1.7 million at June 30, 2010.  The increase in inventory is attributable to new product lines and timing of shipments of IV pole inventory.

Prepaid and other assets increased by $0.4 million to $3.8 million at December 31, 2010 from $3.4 million at June 30, 2010. The increase is primarily due to the increase in the amount of the estimate related to the 2010 income tax return of $2.3 million. This increase was partially offset by the receipt of the federal income tax refund of $2.0 million in July 2010.

Property, plant and equipment, net decreased by $235 thousand to $5.4 million at December 31, 2010 from $5.6 million at June 30, 2010.  The decrease in property and equipment is related to depreciation expense of $483 thousand and disposal of assets of $45 thousand partially offset by capital expenditures of $248 thousand. The capital expenditures are attributable primarily to the purchase of, (i) treatment facility improvement of $68 thousand including a new boiler for the incinerator, (ii) general office improvements for the completion of the recently expanded corporate office of $65 thousand, (iii) computer equipment and custom software programming of $63 thousand, (iv) phone system expansion of $23 thousand, (v) dies and printing plates of $22 thousand primarily for new product development and (vi) scanning and scale equipment for the treatment facility of $7 thousand.

Stockholders’ equity decreased by $0.1 million to $26.8 million at December 31, 2010 from $26.9 million at June 30, 2010.  This decrease is primarily attributable to (i) a net loss for the six months ended December 31, 2010 of $1.6 million and (ii) the effect on equity (credit) of non-cash stock based award expense of $0.5 million (includes $73 thousand related to the retirement of the Company’s former Chief Executive Officer). The impact was partially offset by the effect of excess tax benefits of stock-based activity of $1.0 million.

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

Credit Facility

On July 15, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement replaces the Prior Credit Agreement executed on March 9, 2010 with JPMorgan Chase Bank, N.A. The Credit Agreement provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of December 31, 2010, the Company had no outstanding borrowings, $105 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company paid a one-time non-refundable commitment fee of $10,000 applicable to the entire two year term of the Credit Agreement. The Company will pay a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.8% as of December 31, 2010.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of December 31, 2010, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $5.0 million line of credit with Wells Fargo Bank will be sufficient to fund operations for the twelve months  ending  December 31, 2011.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued guidance expanding disclosure requirements related to receivables. The guidance was issued to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance is for receivables, off-balance sheet credit exposures and foreclosed and repossessed assets. The Company’s summary of significant accounting policies shall now included: (i) basis for accounting for loans, trade receivables, and lease financing (including those classified as held for sale), (ii) method used in determining the lower of cost or fair value of nonmortgage loans held for sale, (iii) classification and method of accounting for interest-only strips, loans and other receivables and (iv) method for recognizing interest income on loan and trade receivables.

In addition, the allowance for credit losses, the allowance for doubtful accounts, and as applicable any unearned income, any unamortized premiums and discounts, and any net unamortized deferred fees and costs, shall be disclosed in the financial statements. The Company adopted this guidance, as required for both interim and annual reporting periods, effective December 15, 2010. The adoption of this guidance does not impact the Company’s consolidated results of operations or financial position. The Company has included its Accounts Receivable policy in Note 3 – Significant Accounting Policies.

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

As of December 31, 2010, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2010 for the Company’s risk factors.  During the quarter ended December 31, 2010, there have been no changes to the Company’s risk factors.

ITEM 4. [REMOVED and RESERVED]

ITEM 6. EXHIBITS

(a)	Exhibits:

3.2	Amended and Restated Bylaws of Sharps Compliance Corp. (incorporated by reference to Exhibit 3.2 to Form 8-K, filed on November 19, 2010).

10.1	Offer letter between Sharps Compliance, Inc. and Ramsey E. Hashem effective December 1, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K, filed on November 19, 2010).

10.2	Non-Competition Agreement between Sharps Compliance, Inc. and Ramsey E. Hashem dated December 1, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K, filed on November 19, 2010).

10.3	Confidentiality Agreement between Sharps Compliance, Inc. and Ramsey E. Hashem dated December 1, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K, filed on November 19, 2010).

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: February 3, 2011	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 3, 2011	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)