Form 10-Q
period 2011-03-31
SHARPS COMPLIANCE CORP
filed 2011-05-05
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to _________.

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

As of May 2, 2011, there were 14,963,716 outstanding shares of the Registrant's common stock, par value $0.01 per share.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,836	$18,068
Accounts receivable, net of allowance for doubtful accounts of $23 and $21, respectively	2,142	2,033
Inventory	2,079	1,738
Prepaid and other current assets	3,751	3,369
Deferred income taxes	74	83
TOTAL CURRENT ASSETS	24,882	25,291

PROPERTY, PLANT AND EQUIPMENT, net	5,459	5,631

DEFERRED INCOME TAXES, non-current	486	503

INTANGIBLE ASSETS, net of accumulated amortization of $219 and $196, respectively	309	207

TOTAL ASSETS	$31,136	$31,632

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,257	$1,220
Accrued liabilities	1,304	1,079
Deferred revenue	1,547	1,375
TOTAL CURRENT LIABILITIES	4,108	3,674

LONG-TERM DEFERRED REVENUE	417	583

OTHER LONG TERM LIABILITIES	305	434

TOTAL LIABILITIES	4,830	4,691

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized;14,962 and 14,892 shares issued and outstanding, respectively	150	149
Additional paid-in capital	21,332	19,705
Retained earnings	4,824	7,087
TOTAL STOCKHOLDERS' EQUITY	26,306	26,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,136	$31,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2011	2010
	(Unaudited)

REVENUES	$4,518	$3,639

COSTS AND EXPENSES
Cost of revenues	3,109	2,756
Selling, general and administrative	2,438	2,195
Depreciation and amortization	89	127
TOTAL COSTS AND EXPENSES	5,636	5,078

OPERATING LOSS	(1,118)	(1,439)

OTHER INCOME
Interest income	14	12
TOTAL OTHER INCOME	14	12

LOSS BEFORE INCOME TAXES	(1,104)	(1,427)

INCOME TAX EXPENSE (BENEFIT)
Current	81	(445)
Deferred	(526)	(7)
TOTAL INCOME TAX EXPENSE (BENEFIT)	(445)	(452)

NET LOSS	$(659)	$(975)

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.07)

Diluted	$(0.04)	$(0.07)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE:

Basic	14,948	14,585
Diluted	14,948	14,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Nine-Months Ended March 31,
	2011	2010
	(Unaudited)

REVENUES	$14,362	$35,004

COSTS AND EXPENSES
Cost of revenues	9,915	12,572
Selling, general and administrative	7,152	6,115
Special charge	570	-
Depreciation and amortization	265	335
TOTAL COSTS AND EXPENSES	17,902	19,022

OPERATING INCOME (LOSS)	(3,540)	15,982

OTHER INCOME
Interest income	42	25
TOTAL OTHER INCOME	42	25

INCOME (LOSS) BEFORE INCOME TAXES	(3,498)	16,007

INCOME TAX EXPENSE (BENEFIT)
Current	(1,261)	4,286
Deferred	26	1,260
TOTAL INCOME TAX EXPENSE (BENEFIT)	(1,235)	5,546

NET INCOME (LOSS)	$(2,263)	$10,461

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.15)	$0.75

Diluted	$(0.15)	$0.70

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME (LOSS) PER COMMON SHARE:

Basic	14,925	13,988
Diluted	14,925	14,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balances, June 30, 2009	13,257,507	$133	$11,706	$(2,269)	$9,570

Issuance of Common Stock, net of direct expenses	577,146	6	4,867	-	4,873

Exercise of stock options	972,874	9	1,064	-	1,073

Stock-based compensation	-	-	980	-	980

Issuance of restricted stock	84,227	1	(1)		-

Excess tax benefit from stock-based award activity	-	-	1,089	-	1,089

Net Income	-	-	-	9,356	9,356

Balances, June 30, 2010	14,891,754	149	19,705	7,087	26,941

Exercise of stock options*	5,000	-	3	-	3

Stock-based compensation*			686	-	686

Issuance of restricted stock*	65,458	1	(1)	-	-

Excess tax benefit from stock-based award activity*	-	-	939	-	939

Net Loss*				(2,263)	(2,263)

Balances, March 31, 2011*	14,962,212	$150	$21,332	$4,824	$26,306

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-Months Ended March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,263)	$10,461
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	751	558
Stock-based compensation expense	686	732
Excess tax benefits from stock-based award activity	(939)	(917)
Deferred tax expense	26	1,260
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(109)	26
(Increase) decrease in inventory	(341)	449
(Increase) decrease in prepaid and other current assets	(382)	(1,996)
Increase (decrease) in accounts payable and accrued liabilities	1,072	(272)
Increase in deferred revenue	6	(138)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,493)	10,163

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(556)	(1,707)
Additions to intangible assets	(125)	(48)
NET CASH USED IN INVESTING ACTIVITIES	(681)	(1,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	939	917
Proceeds from stock offering, net of offering costs	-	4,832
Proceeds from exercise of stock options	3	873
NET CASH PROVIDED BY FINANCING ACTIVITIES	942	6,622

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,232)	15,030

CASH AND CASH EQUIVALENTS, beginning of period	18,068	4,792

CASH AND CASH EQUIVALENTS, end of period	$16,836	$19,822

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$5,560

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2011, the results of its operations and cash flows for the three and nine months ended March 31, 2011 and 2010 and stockholders’ equity for the year ended June 30, 2010 and nine months ended March 31, 2011. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2011.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarified guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way the Company allocates arrangement consideration to the separate units of accounting.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System™ (formerly the Sharps® Disposal by Mail Systems®) and various TakeAway™ Environmental Return Systems referred to as “Mailbacks” and Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued guidance expanding disclosure requirements related to receivables. The guidance was issued to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance is for receivables, off-balance sheet credit exposures and foreclosed and repossessed assets. The Company’s summary of significant accounting policies shall now include: (i) basis for accounting for loans, trade receivables, and lease financing (including those classified as held for sale), (ii) method used in determining the lower of cost or fair value of nonmortgage loans held for sale, (iii) classification and method of accounting for interest-only strips, loans and other receivables and (iv) method for recognizing interest income on loan and trade receivables.

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

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for the nine months ended March 31, 2011 was 35.3% compared to 34.6% for the nine months ended March 31, 2010.  The Company received a Federal Tax refund of $2.7 million in April 2011. This amount is included in Prepaid and Other Current Assets as of March 31, 2011.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On July 15, 2010, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement replaces the Prior Credit Agreement executed on March 9, 2010 with JPMorgan Chase Bank N.A. As of March 31, 2011, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

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

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company paid a one-time non-refundable commitment fee of $10,000 applicable to the entire two year term of the Credit Agreement. The Company will pay a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.8% as of March 31, 2011.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of March 31, 2011, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation for the three months ended March 31, 2011 and 2010 was $179 thousand ($5 thousand included in cost of revenues and $174 thousand included in general and administrative expense in the Company’s consolidated statement of operations) and $231 thousand ($13 thousand included in cost of revenues and $218 thousand included in general and administrative expense in the Company’s consolidated statement of operations), respectively. Total stock-based compensation for the nine months ended March 31, 2011 and 2010 was $686 thousand ($50 thousand included in cost of revenues and $636 thousand included in general and administrative expense in the Company’s consolidated statement of operations) and $732 thousand ($38 thousand included in cost of revenues and $694 thousand included in general and administrative expense in the Company’s consolidated statement of operations). Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital. The Company’s excess tax benefits included in its cash flows from financing activities for the nine months ended March 31, 2011 was $939 thousand. The Company’s excess tax benefits included in its cash flows from financing activities for the nine months ended March 31, 2010 was $917 thousand.

In conjunction with the retirement and separation agreement of Dr. Burton Kunik, effective September 30, 2010, the Company recognized an additional $73 thousand in stock-based compensation expense which is included in the Special Charge on the accompanying statement of operations for the nine months ended March 31, 2011.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net income (loss), as reported	$(659)	$(975)	$(2,263)	$10,461

Weighted average common shares outstanding	14,948	14,585	14,925	13,988
Effect of dilutive stock options	-	-	-	884
Weighted average diluted common shares outstanding	14,948	14,585	14,925	14,872

Net income (loss) per common share
Basic	$(0.04)	$(0.07)	$(0.15)	$0.75
Diluted	$(0.04)	$(0.07)	$(0.15)	$0.70

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	390	233	390	233

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended March 31, 2011, stock options to purchase 3,000 common shares were exercised. Total proceeds to the Company were approximately $2 thousand (average price of $0.60 per share). During the three months ended March 31, 2010, stock options to purchase 28,333 common shares were exercised.  Total proceeds to the Company were approximately $46 thousand (average price of $1.61 per share).

During the nine months ended March 31, 2011, stock options to purchase 5,000 common shares were exercised.  Total proceeds to the Company were approximately $3 thousand (average price of $0.70 per share).  During the nine months ended March 31, 2010, stock options to purchase 722,874 common shares were exercised.  Total proceeds to the Company were approximately $873 thousand (average price of $1.21 per share).

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

As of March 31, 2011, there was $735 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 1.9 years.

NOTE 10 – INVENTORIES

The components of inventories are as follows (in thousands):

	March 31, 2011	June 30,2010
	(Unaudited)
Finished goods	$1,038	$933
Raw materials	1,041	805
Total	$2,079	$1,738

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

GENERAL

Sharps is a leading full-service provider of cost-effective solutions for management of medical waste and unused dispensed medications generated outside of the hospital and large health care facility setting. The Company’s solutions facilitate the proper treatment of numerous types of medical waste and unused dispensed medications, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused dispensed prescription and over-the-counter drugs and medications.  We serve customers in multiple markets such as government (federal, state and local), home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our distinct solution offerings best fit their needs for the collection, storage, return transportation and treatment of their or their patients’ medical waste and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and ultimately properly treat their or their patients’ medical waste or unused dispensed medications through pre-paid mail services primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements. The Company’s primary solutions include Sharps® Recovery System™ (formerly Sharps® Disposal by Mail System®), RxTakeAway™ System, Sharps®MWMS™, and SharpsTracer®. The Company offers a wide variety of other logistical products solutions including Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return Box, SharpsSecure® Needle Recovery System, Sharps SureTemp Tote®, IsoWash® Linen Recovery System, Biohazard Spill Clean-Up Kit and Disposal System and Sharps Environmental Services.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2011 and 2010. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2011	%	2010	%	2011	%	2010	%
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Revenue	$4,518	100.0%	$3,639	100.0%	$14,362	100.0%	$35,004	100.0%

Cost of revenue	3,109	68.8%	2,756	75.7%	9,915	69.0%	12,572	35.9%
Gross profit	1,409	31.2%	883	24.3%	4,447	31.0%	22,432	64.1%

SG&A expense	2,438	54.0%	2,195	60.3%	7,152	49.8%	6,115	17.5%
Special charge	-	0.0%	-	0.0%	570	4.0%	-	0.0%
Depreciation and amortization	89	2.0%	127	3.5%	265	1.8%	335	1.0%

Operating income (loss)	(1,118)	(24.7%)	(1,439)	(39.5%)	(3,540)	(24.6%)	15,982	45.7%

Other income	14	0.3%	12	0.3%	42	0.3%	25	0.1%

Net income (loss) before income taxes	$(1,104)	(24.4%)	$(1,427)	(39.2%)	$(3,498)	(24.4%)	$16,007	45.7%
Income tax expense (benefit)	(445)	(9.8%)	(452)	(12.4%)	(1,235)	(8.6%)	5,546	15.8%
Net income (loss)	$(659)	(14.6%)	$(975)	(26.8%)	$(2,263)	(15.8%)	$10,461	29.9%

THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Total revenues for the three months ended March 31, 2011 of $4.5 million increased by $0.9 million, or 24.2%, over the total revenues for the three months ended March 31, 2010 of $3.6 million. Billings by market are as follows (in thousands):

	Three-Months Ended March 31,
	(Unaudited)
	2011	2010	Variance

BILLINGS BY MARKET:
Home Health Care	$1,615	$1,524	$91
Retail	810	257	553
U.S Government Contract	608	391	217
Core Government	226	118	108
Professional	439	373	66
Assisted Living / Hospitality	373	258	115
Pharmaceutical	72	332	(260)
Other	310	219	91
Subtotal	4,453	3,472	981
GAAP Adjustment *	65	167	(102)
Revenue Reported	$4,518	$3,639	$879

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

The increase in revenues is primarily attributable to increased billings in the Retail ($0.6 million), U.S. Government contract ($0.2 million), Core Government ($0.1 million), Assisted Living / Hospitality ($0.1 million), and Professional ($0.1 million) markets.  These increases in billings were partially offset by decreased billings in the Pharmaceutical ($0.3 million) market. The increase in the Retail market billings is primarily due to a large national retail pharmacy and two food and drug chains which selected the Company’s TakeAway™ Environmental Return System™ envelope solution to feature in their pharmacies across the nation. U.S. Government Contract billings in the current year and prior year included $0.6 million and $0.4 million, respectively, associated with the Company’s contract with a major U.S. government agency announced in February 2009. The current quarter and prior year billings were for the maintenance phase of the contract with this major U.S. government agency. In calendar year 2011, billings which are related to the maintenance portion of the government contract are expected to be approximately $3.0 million for the period from February 1, 2011 through January 31, 2012. The increase in Core Government billings of $108 thousand is a result of the TakeAway™ Environmental Return System™ envelope program sales, which was a component of the Veterans Administration (VA) Pilot. The increase in billings in the Assisted Living / Hospitality market was primarily due to increased sales to existing customers as they realize growth from the aging patient population using their services as well as an increase in our assisted living facility customer base. The decrease in the pharmaceutical market is primarily due to timing patterns of customer orders and the discontinuation of one of the Company’s six patient support programs.

Cost of revenues for the three months ended March 31, 2011 of $3.1 million was 68.8% of revenues.  Cost of revenues for the three months ended March 31, 2010 of $2.8 million was 75.7% of revenue.  The higher gross margin for the quarter ended March 31, 2011 of 31.2% (versus 24.3% for the quarter ended March 31, 2010) was a result of (i) the higher revenue (i.e. higher coverage of fixed costs components in cost of goods sold) and (ii) the impact of the cost savings initiatives which reduced the fixed component of cost of sales.  Prior year gross margin was adversely impacted as a result of the combination of lower volume and greater capacity which created negative leverage. The Company, which is largely leveraged on volume, made investments in its infrastructure during the first half of calendar year 2010 in order to provide for the capacity to take on large increases in volume.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 of $2.4 million, increased by $243 thousand, from SG&A expenses of $2.2 million for the three months ended March 31, 2010.  The increase in SG&A is primarily due to higher (i) compensation and benefit expense including payroll tax of $168 thousand (primarily due to higher compensation expense as a result of an increased number of employees year-over-year headcount of 7 which are focused on sales and marketing-related activities partially offset by lower commissions as a result of lower sales), (ii) professional fee expenses of $149 thousand (primarily due to regulatory and consulting related fees, legal fees, audit and related fees, other sales-related consulting fees), and (iii) marketing expenses of $34 thousand (primarily due to consulting expenses and timing of new campaigns). These increases in SG&A were offset by decreases in (i) non-cash stock-based compensation expense of $44 thousand (primarily due to the lower stock price of the equity portion of the fiscal year 2011 Board of Directors compensation (vesting over fiscal year 2011) and (ii) recruiting fees of $70 thousand (primarily related to executive recruiting fees in the prior year quarter).

The Company generated an operating loss of $1.1 million for the three months ended March 31, 2011 compared to an operating loss of $1.4 million for the three months ended March 31, 2010.  The operating margin was (24.7%) for the three months ended March 31, 2011 compared to (39.5%) for the three months ended March 31, 2010. The improvement in operating income and operating margin is a result of the above mentioned increase in revenue and operating leverage inherent in the Company’s business model.

The Company generated a loss before tax of $1.1 million for the three months ended March 31, 2011 versus a loss before tax of $1.4 million for the three months ended March 31, 2010.  The improvement in income before tax is a result of the higher revenue and operating leverage (discussed above).

The Company’s effective tax rate for the three months ended March 31, 2011 was 40.3% compared to 31.7% for the three months ended March 31, 2010. The increase in the effective tax rate (benefit) resulted primarily from an adjustment of $55 thousand (increase in tax benefit) related to finalizing the prior year’s tax return offset by a reduction in the statutory rate from 35% to 34%. The Company uses estimates in providing for income taxes on a year to date basis and those estimates may change in subsequent interim periods.

The Company generated a net loss of $0.7 million for the three months ended March 31, 2011 compared to a net loss of $1.0 million for the three months ended March 31, 2010.  The improvement is result of the positive impact on leverage from higher revenue (discussed above).

The Company reported diluted loss per share of ($0.04) for the three months ended March 31, 2011 versus diluted loss per share of ($0.07) for the three months ended March 31, 2010.  The improvement in diluted earnings per share is a result of the positive impact on leverage from higher revenue (discussed above).

NINE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2010

Total revenues for the nine months ended March 31, 2011 of $14.4 million decreased by $20.6 million, or 59.0%, over the total revenues for the nine months ended March 31, 2010 of $35.0 million. Billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2011	2010	Variance

BILLINGS BY MARKET:
Home Health Care	$5,270	$4,789	$481
Retail	3,473	3,225	248
U.S. Government Contract	1,367	22,820	(21,453)
Core Government	516	406	110
Professional	1,430	1,169	261
Assisted Living / Hospitality	946	759	187
Pharmaceutical	249	642	(393)
Other	990	984	6
Subtotal	14,241	34,794	(20,553)
GAAP Adjustment *	121	210	(89)
Revenue Reported	$14,362	$35,004	$(20,642)

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

The decrease in revenues is primarily attributable to decreased billings in the U.S. Government Contract ($21.5 million) and Pharmaceutical ($0.4 million) markets.  These decreases in billings were partially offset by increased billings in the Home Health Care ($0.5 million), Professional ($0.3 million), Retail ($0.3 million), Assisted Living / Hospitality ($0.2 million), and Core Government ($0.1 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The current year billings were for maintenance and the prior year billings include (i) $22.4 million recognized in the first half of fiscal year 2010 for the sale of the Company’s Sharps MWMS to this major U.S. government agency and (ii) $0.4 million recognized in the third quarter of fiscal year 2010 attributable to the transition from the product build out to the maintenance phase of the Company’s contract with the U.S. government agency. This resulted in a decrease in billings under this contract of $21.5 million. The decrease in the Pharmaceutical market billings is due to the timing of customer orders and the discontinuation of one of the Company’s six patient support programs. The increase in billings in the Home Health Care market is a result of increased sales to home healthcare related distributors addressing the growing trend of patient volumes in the home health care industry. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps® Recovery System™ over the traditional pick-up service. The increase in the Retail market billings is due to the initial orders of the Company’s TakeAway™ Environmental Return System™ envelope solution by two large retail pharmacy chains and several food and drug chains to address growing concerns regarding the hazards of unused medications in the home and environment. The increase in the Assisted Living/Hospitality market was primarily due to increased sales to existing customers as they realize growth from the aging patient population using their services as well as an increase in our assisted living facility customer base.

Cost of revenues for the nine months ended March 31, 2011 of $9.9 million was 69.0% of revenues.  Cost of revenues for the nine months ended March 31, 2010 of $12.6 million was 35.9% of revenue.  The lower gross margin for the nine months ended March 31, 2011 of 31.0% (versus 64.1% for the nine months ended March 31, 2010) was a result of lower volume. The Company, which is largely leveraged on volume, made investments in its infrastructure during the first half of calendar year 2010 in order to provide for the capacity to take on large increases in volume. As a result, the combination of lower volume and greater capacity creates negative leverage and adversely impacts gross margin.

Selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2011 of $7.1 million, increased by $1.0 million, from SG&A expenses of $6.1 million for the nine months ended March 31, 2010.  The increase in SG&A is primarily due to higher (i) professional expenses of $546 thousand (primarily due to regulatory and consulting related fees, legal fees, audit and related fees, and other sales-related consulting fees), (ii) compensation and benefit expense including payroll tax of $406 thousand (primarily due to increased number of employees year-over-year headcount of 7 which are focused on sales and marketing-related activities) and (iii) research and development expenses of $78 thousand.

During the first quarter of fiscal year 2011, the Company recorded a special charge of $570 thousand, or $0.02 per diluted loss per share, which represents expenses incurred with the retirement of the Company’s former Chief Executive Officer, Dr. Burton Kunik. The special charge consists of (i) severance-related items totaling $491 thousand, (ii) non-cash stock-based compensation expense of $73 (resulting from accelerated vesting of stock option awards),  and (iii) legal fees related to the separation agreement of $6 thousand. The Company paid Dr. Kunik $68 thousand on September 30, 2010 and paid Dr. Kunik approximately $409 thousand in April 2011 related to the expenses noted above.

The Company generated an operating loss of $3.5 million for the nine months ended March 31, 2011 compared to operating income of $16.0 million for the nine months ended March 31, 2010.  The operating margin was (24.6%) for the nine months ended March 31, 2011 compared to 45.7% for the nine months ended March 31, 2010. The decrease in operating income and operating margin is a result of the above mentioned decrease in revenue and operating leverage inherent in the Company’s business model.

The Company generated a loss before tax of $3.5 million for the nine months ended March 31, 2011 versus income before tax of $16.0 million for the nine months ended March 31, 2010.  The decrease in income before tax is a result of lower operating income (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2011 was 35.3% compared to 34.6% for the nine months ended March 31, 2010. The Company uses estimates in providing for income taxes on a year to date basis and those estimates may change in subsequent interim periods.

The Company generated a net loss of $2.3 million for the nine months ended March 31, 2011 compared to net income of $10.5 million for the nine months ended March 31, 2010.  The decrease in net income is a result of lower operating income (discussed above).

The Company reported diluted loss per share of ($0.15) for the nine months ended March 31, 2011 versus diluted earnings per share of $0.70 for the nine months ended March 31, 2010.  The decrease in diluted earnings per share is a result of a lower net income (discussed above).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers, government and health care and commercial organizations become more aware of the need for the proper treatment of medical sharps waste and unused dispensed medications.  The Centers for Disease Control (the “CDC”) and the EPA estimate that there are over three billion used syringes disposed of annually outside of the hospital setting in the United States. The Company estimates that it would require 30 to 50 million Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) products to properly dispose of all such syringes, which would equate to a market opportunity of $1 billion.  There are an estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes.  These offices and facilities, which must demonstrate proper management of their medical waste, comprise a market opportunity of approximately $600 million, based on estimates of using our solution offerings rather than the traditional pick-up service in what we characterize as a regulated market. Additionally, an estimated 40% of the four billion dispensed medication prescriptions go unused every year in the United States generating an estimated 200 million pounds of unused medication waste. The Company estimated the market opportunity for the proper recovery and management of the unused medications to be at least $1 billion per year.

The Company continues to develop new products and services including the Sharps® MWMS™, the TakeAway™ line of products for unused medications (including the TakeAway™ Environmental Return System™), the 18 and 28 gallon Medical Professional Recovery System, the Sharps® Recovery System™ (formerly Sharps® Disposal by Mail System®) and the new TakeAway™ Recovery and Reporting System which offers the collection, storage, audit, witnessed treatment and documentation of unused medications such as flu vaccine, Tamiflu, and Relenza. The Company continues to develop products and services designed to facilitate the proper and cost effective solutions for management of medical waste and unused dispensed medication generated outside of the hospital and large health care facility setting. The Company believes its future growth will be driven by, among other items, (i) the convergence of issues regarding the environment, the cost of healthcare and changes in our healthcare delivery system and cost-savings initiatives which influence the decision making process of our customers, (ii) the effects of the Company’s extensive multi-level marketing and awareness efforts and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost effective solutions for management of medical waste and unused dispensed medications  generated outside the hospital and large health care facility setting.

The Sharps®MWMS™, a Medical Waste Management System, is a comprehensive medical waste  and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. Sharps®MWMS™, which is designed for rapid deployment, features the Sharps® Recovery System™ (formerly known as the Sharps® Disposal By Mail System®)  and TakeAway™ Environmental Return System™ products (the “Products”) combined with warehousing, inventory management, training, data and other services (the “Services”) necessary to provide a comprehensive solution. The Sharps®MWMS™ is designed to be an integral part of governmental and commercial emergency preparedness programs. The Company recognizes revenue for the Product portion of the contract in accordance with the revenue recognition policy for the Sharps® Recovery System™ (formerly Sharps® Disposal By Mail System®) products. The Services portion of the contract, described above, is recognized as revenue as services are performed.

The Company announced a $40 million contract (the “U.S. Government Contract”) award (in February 2009) to provide its Sharps®MWMS™ to a major U.S. government agency. The total contract is expected to be executed over a five year period (one year plus four option years). On February 1, 2009, the Company received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, $22.5 million was recognized in the first half of fiscal year 2010). In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and was recognized from February 1, 2010 through January 31, 2011. There was approximately $1.6 million in revenue in calendar year 2010 for the maintenance component of the contract including the $0.8 million in the second half of fiscal year 2010, $0.8 million recognized in the first seven months of fiscal year 2011. In January 2011, Sharps was awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and is to be recognized from February 1, 2011 through January 31, 2012. There is expected to be approximately $3.0 million in revenue in calendar year 2011 for the maintenance component of the contract including $0.6 million in the third quarter of fiscal year 2011. The remaining two option years are expected to be approximately $3.0 million per contract year. Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.

In January 2010, the Company announced a pilot program with the United States Department of Veterans Affairs (“VA”). The program was launched within the VA Capitol Health Care Network (“Veterans Integrated Service Network 5” or “VISN 5”), which currently provides quality health care for eligible veterans in Maryland and portions of Virginia, West Virginia, and Pennsylvania, as well as the District of Columbia.  The pilot allows each of the medical centers within the VISN 5 region, both inpatient and outpatient, to provide the Sharps® Recovery System™ (formerly known as the Sharps® Disposal By Mail System®) and the TakeAway™ Environmental Return System™ solutions to their patients.  Since its original launch, the pilot program has now expanded to include eight VISN’s (encompassing twenty-two states plus the District of Columbia). There are a total of twenty-three VISN’s in the VA System. The VISN network is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year.

The Company believes the pace of regulation of sharps and unused dispensed medications disposal is gaining momentum at both the state and federal level. In December 2004, the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps, revising the previous guidance that advised patients to dispose of used syringes in the trash (see http://www.epa.gov/wastes/nonhaz/industrial/medical/med-govt.pdf).  Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. In August 2008, the U.S. House of Representatives and U.S. Senate introduced bills 3251 and 1909, respectively, if enacted, which would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes.  Currently, 9 states (covering 30% of the U.S. population) restrict or have introduced legislation to restrict the disposal of used sharps in household trash and 22 states (covering 65% of the U.S. population) have also enacted or introduced legislation to regulate the disposal of pharmaceuticals to reduce pollution of the environment.  As state and federal enforcement of these statutes increases, more companies will turn to solutions such as ours to help manage their medical waste and regulatory compliance. The Company believes it is well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $1.2 million to $16.8 million at March 31, 2011 from $18.1 million at June 30, 2010. The decrease in cash and cash equivalents is primarily due to capital expenditures and additions to intangible assets of $0.7 million. The Company received a federal income tax refund of $2.7 million in April 2011.

Inventory increased by $0.3 million to $2.0 million at March 31, 2011 from $1.7 million at June 30, 2010.  The increase in inventory is attributable to new product lines and timing of shipments of the Pitch-It IV™ Pole Inventory.

Prepaid and other assets increased by $0.4 million to $3.8 million at March 31, 2011 from $3.4 million at June 30, 2010. The increase is partially attributable to the changes in the amount of the estimate related to the 2010 income tax return as well as the 2011 taxable loss of $2.1 million offset by a federal income tax refund of $2.0 million received in July 2010. The Company received a federal income tax refund of $2.7 million in April 2011.

Property, plant and equipment, net decreased by $172 thousand to $5.4 million at March 31, 2011 from $5.6 million at June 30, 2010.  The decrease in property and equipment is related to depreciation expense of $728 thousand partially offset by capital expenditures of $556 thousand. The capital expenditures are attributable primarily to the purchase of, (i) computer equipment, new website project and custom software programming of $210 thousand, (ii) manufacturing and assembly equipment including molds, dies and printing plates of $129 thousand primarily for new product development, (iii) treatment facility improvement of $80 thousand including a new boiler for the incinerator, (iv) general office improvements for the completion of the recently expanded corporate office of $62 thousand, (v) improvements on generator and circuits of $52 thousand and (vi) phone system expansion of $23 thousand.

Stockholders’ equity decreased by $0.6 million to $26.3 million at March 31, 2011 from $26.9 million at June 30, 2010.  This decrease is primarily attributable to (i) a net loss for the nine months ended March 31, 2011 of $2.3 million. The impact was partially offset by (i) the effect on equity (credit) of non-cash stock based award expense of $0.7 million  and (ii) the effect of excess tax benefits of stock-based activity of $1.0 million.

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

Credit Facility

On July 15, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. The Credit Agreement replaces the Prior Credit Agreement executed on March 9, 2010 with JPMorgan Chase Bank, N.A. The Credit Agreement provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of March 31, 2011, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company paid a one-time non-refundable commitment fee of $10,000 applicable to the entire two year term of the Credit Agreement. The Company will pay a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.8% as of March 31, 2011.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of March 31, 2011, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $5.0 million line of credit with Wells Fargo Bank will be sufficient to fund operations for the twelve months  ending  March 31, 2012.  The Company received a federal income tax refund of $2.7 million in April 2011.

CRITICAL ACCOUNTING ESTIMATES

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarified guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way the Company allocates arrangement consideration to the separate units of accounting.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System™ (formerly the Sharps® Disposal by Mail Systems®) and various TakeAway™ Environmental Return Systems referred to as “Mailbacks” and Sharps Pump Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued guidance expanding disclosure requirements related to receivables. The guidance was issued to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance is for receivables, off-balance sheet credit exposures and foreclosed and repossessed assets. The Company’s summary of significant accounting policies shall now include: (i) basis for accounting for loans, trade receivables, and lease financing (including those classified as held for sale), (ii) method used in determining the lower of cost or fair value of nonmortgage loans held for sale, (iii) classification and method of accounting for interest-only strips, loans and other receivables and (iv) method for recognizing interest income on loan and trade receivables.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to significant financial market risk including commodity price risk, foreign currency exchange risk or interest rate risk. Management does not use derivative instruments. The Company has limited exposure to changes in interest rates due to its lack of indebtedness.  The Company maintains a credit agreement under which we may borrow funds in the future. Currently, the Company does not foresee any borrowing needs.

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

As of March 31, 2011, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2010 for the Company’s risk factors.  During the quarter ended March 31, 2011, there have been no changes to the Company’s risk factors.

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

REGISTRANT:

SHARPS COMPLIANCE CORP.

Dated: May 5, 2011	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 5, 2011	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)