Form 10-K
period 2011-06-30
SHARPS COMPLIANCE CORP
filed 2011-09-01
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to ________.
Commission File Number:  001-34269

SHARPS COMPLIANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9220 Kirby Drive, Suite 500, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (713) 432-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $0.01 Par Value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐    No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☐

As of December 31, 2010, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $52.8 million (based on the closing price of $4.43 on December 31, 2010 as reported by The NASDAQ Capital Market).

The number of common shares outstanding of the Registrant was 15,067,427 as of August 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 17, 2011 are incorporated by reference into Part III.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K

_______________
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

COMPANY OVERVIEW

Sharps Compliance Corp. is a leading full-service provider of cost-effective management solutions for medical waste, used healthcare materials and unused dispensed medications. Our solutions facilitate the proper treatment of numerous types of medical waste, used healthcare materials and unused dispensed medications, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused dispensed prescription and over-the-counter drugs and medications.  We serve customers in multiple markets such as government (federal, state and local), home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our distinct solution offerings best fit their needs for the collection, storage, return transportation and treatment of their or their patients’ medical waste and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and ultimately properly treat their or their patients’ medical waste or unused dispensed medications through pre-paid mail services primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth.

The Centers for Disease Control and Prevention (“CDC”), and the United States Environmental Protection Agency (“EPA”), estimate that there are over three billion used syringes disposed of annually outside of the hospital setting in the United States. The Company estimates that it would require 30 to 50 million Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) products to properly dispose of all such syringes, which would equate to a market opportunity of $1 billion. There are an estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes. These offices and facilities, which must demonstrate proper management of their medical waste, comprise a market opportunity of approximately $600 million, based on estimates of using our solution offerings rather than the traditional pick-up service in what we characterize as a regulated market. In addition, industry experts estimate that as much as 40% of dispensed medications outside of the hospital setting in the United States goes unused, generating an estimated 200 million pounds of pharmaceuticals potentially polluting our environment and placing our citizens at risk for accidental poisonings.  We estimate the market for our solutions (outside of the hospital and large health care facilities) to be over $1 billion per year for medical waste disposal, over $600 thousand per year for medical waste disposal in the regulated market and over $1 billion for the proper disposal of unused dispensed medications.

We believe that demand for our cost-effective medical waste management solutions has been increasing due to several factors.  First, communities, consumers, government and health care and commercial organizations are increasingly becoming aware of the need to properly treat medical waste and unused dispensed medication as federal and state regulatory bodies continue to provide guidance and enact legislation which mandate the proper disposal of medical waste outside the hospital setting to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. Second, there is heightened public awareness and growing demand for influenza vaccines that are driving demand for our solutions both in the short-term to address the immediate flu shot needs and in the long-term as the public increasingly obtains its immunizations from retail locations and clinics. Third, there is growing demand for Sharps TakeAway Environmental Recovery System™ solutions for unused, non-controlled prescriptions and over-the-counter medications.  Finally, we believe that customers in many of the sectors we serve, such as physicians, dentists, veterinarians, clinics and assisted living facilities, are becoming aware of alternatives to the traditional medical waste pick-up service and the lower cost (estimated average savings of up to 50%) and convenience associated with the Sharps Recovery System™ (formerly Sharps Disposal By Mail System®).

In February 2009, we signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMSTM, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMSTM is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. We received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, and $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, we were awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and was recognized from February 1, 2010 through January 31, 2011.  In January 2011, we were awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and is to be recognized from February 1, 2011 through January 31, 2012. There is expected to be approximately $3.0 million in revenue in calendar year 2011 for the maintenance component of the contract including $1.5 million in the second half of calendar year 2011.  The remaining two option years are expected to be approximately $3.0 million per contract year. Although, we believe the amounts above to be reasonable based upon the underlying contract and its current project plan, we makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above. The successful launch of this program demonstrates the attractiveness of our integrated, full-service system that enables government agencies and commercial organizations to completely outsource the planning and execution of their emergency preparedness and disaster relief planning as it relates to medical waste handling and rapid response capabilities.  In addition to the Sharps®MWMSTM, we continue to add similar full-service, patient support programs with major pharmaceutical manufacturers whereby we provide a customized Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) along with fulfillment, inventory management, storage and data services, as well as provide critical patient usage data that assists the manufacturers in assessing drug effectiveness and compliance.

In August 2011, the Company introduced the Complete Needle™ Collection and Disposal System which is focused on the traditional under-served home self-injector required to regularly use needles or syringes for their health and well-being, such as people with diabetes.  The Complete Needle™ Collection and Disposal System is actually two offerings in one.  First, the product provides the individual self-injector with a reasonably priced containment solution designed to protect self-injectors and their family members.  Second, the product includes an optional disposal feature utilizing the USPS designed to protect the individual’s community, solid waste workers and the environment. The solution offers significant convenience as it utilizes the same delivery channel, the retail pharmacy, that the self-injector typically uses to obtain medications, for example, insulin, and needles or syringes. The solution is also designed to enhance the interaction between the pharmacist and the individual thereby creating counseling opportunities and possibly better treatment outcomes.

Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas.  Our telephone number at that location is (713) 432-0300.  We currently have 57 employees (all full time). We have manufacturing, assembly, distribution and warehousing operations located on Reed Road in Houston, Texas, and our corporate offices located on Kirby Drive in  Houston, Texas. We maintain an additional warehouse facility with manufacturing, assembly and distribution capabilities in College Park, Georgia. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations.  The Company is committed to mitigating the effects of medical waste and unused dispensed medications on the environment and our citizens through our environmentally conscious treatment process.  Just over two years ago we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations.  We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).

SOLUTIONS OVERVIEW

We offer a broad line of product and service solutions to manage the medical waste and unused dispensed medications generated by our customers.  Our primary solutions include the following:

Sharps Recovery System™ (formerly Sharps Disposal by Mail System®): a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials generated outside the hospital and large health care facility setting.  The Sharps Recovery System™ includes a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to eighteen gallons; USPS approved shipping carton with pre-paid priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment; and complete documentation and tracking manifest.  The Sharps Recovery System™ is transported to our facility for treatment.  Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharpsTracer® system.

TakeAway Environmental Return System™: a comprehensive solution that facilitates the proper disposal or treatment of unused dispensed medications and includes the TakeAway Environmental Return System and the RxTakeAway Recovery and Reporting System.  The solution provides a means for individual consumers, communities and facilities, such as pharmacies, assisted living facilities, long-term care facilities, mail-order pharmacies and correctional operations, to manage their unused dispensed medications (other than controlled substances) and consists of customized containment, transportation, destruction or conversion and tracking services. Our proprietary tracking system, MedsTracerTM, is designed for tracking unused dispensed medications, which assists pharmaceutical manufacturers in monitoring drug usage and provides critical data for patient management and compliance.  Our proprietary tracking system is a highly value-added component of our solution as it enhances pharmaceutical manufacturers’ ability to monitor patient drug usage.

Complete Needle™ Collection and Disposal System: a comprehensive solution focused on the traditional under-served home self-injector required to regularly use needles or syringes for their health and well-being, such as people with diabetes. The Complete Needle™ Collection and Disposal System is actually two offerings in one.  First, the product provides the individual self-injector with a reasonably priced containment solution designed to protect self-injectors and their family members. Second, the product includes an optional disposal feature utilizing the USPS designed to protect the individual’s community, solid waste workers and the environment. Our solution offers significant convenience as it utilizes the same delivery channel, the retail pharmacy, that the self-injector typically uses to obtain medications, for example insulin, and needles or syringes. Our solution is also designed to enhance the interactions between the pharmacist and the individual thereby creating counseling opportunities and possibly better treatment outcomes.

Sharps®MWMSTM: a comprehensive solution designed for rapid deployment in emergency situations and features the Sharps Recovery System™ and TakeAway Environmental Return System products combined with warehousing, inventory management, training, data and other services. Sharps®MWMSTM is designed to be an integral part of governmental and commercial emergency preparedness programs for large scale or catastrophic situations such as natural disasters, pandemics, terrorist events, or other national emergencies.  Also available with the Sharps®MWMSTM is the Sharps® Rx Recovery and Reporting System, which delivers a turn-key approach to the collection, storage, audit, treatment and documentation of unused dispensed medications.  The Medical Waste Management SystemTM can be used in virtually any location where patients may be treated or shots administered.  This system is designed to be portable, allowing medical waste to be collected where it is generated, properly stored, and transported with no special pick-up arrangements.

SharpsTracer®: a comprehensive solution that provides customers with an electronic record of receipt and treatment of their waste to meet regulatory requirements.  SharpsTracer® eliminates the need for traditional paper-based methods of tracking and is designed to enhance customer efficiencies with an automatic evidence of proof of receipt and treatment and market data capabilities.  This cost-effective and regulatory compliant tracking and documentation system is an important part of our full-service and comprehensive suite of solutions.

Other Solutions: a wide variety of other logistical products solutions including Pitch-It IVTM Poles, Trip LesSystem®, Sharps® Pump and Asset Return Box, Sharps Secure® Needle Collection and Containment System, Sharps Recovery System® Needle Collection and Mailback Disposal System, IsoWash® Linen Recovery System and Biohazard Spill Clean-Up Kit and Disposal System.

MARKET OVERVIEW

The CDC and the EPA estimate that there are over three billion used syringes disposed of annually outside of the hospital setting in the United States.  We estimate that it would require 30 to 50 million Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) products to properly dispose of all such syringes, which would equate to a market opportunity of over $1 billion.  We estimate that we have penetrated approximately 1% of this market.  Additionally, we believe that there has been and will continue to be a significant increase in self-injectable medications utilized by patients, further increasing the number of syringes used and disposed of in the United States.

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

Industry experts estimate that approximately 40% of the dispensed medication from four billion dispensed medication prescriptions goes unused every year in the United States generating an estimated 200 million pounds of unused medication waste which can adversely affect the environment if disposed of improperly.  Most unused dispensed medications are either (i) disposed of untreated in the garbage or flushed down the toilet, ending up in landfills and polluting rivers and water supply systems, lakes and streams with trace amounts of unused dispensed medications or (ii) stored in medicine cabinets that are accessible to children and teenagers.  Improperly disposed of or diverted unused dispensed medications have been shown to increase the risk of accidental poisoning of citizens, including children and teenagers.  The Company has estimated that the market for the proper disposal of unused dispensed medications outside the hospital setting is over $1 billion per year.

We continue to take advantage of the many opportunities in our markets served as communities, consumers, injectors, healthcare facilities, professional offices, pharmaceutical manufacturers and government agencies become more aware of the issues surrounding the proper disposal of medical waste, used healthcare materials and unused dispensed medications.  The following events contribute to increasing awareness:

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

•
beginning September 1, 2008, California’s legislation regulating sharps disposal became effective and began to be enforced, making it illegal to dispose of used sharps through the normal garbage disposal system. Other states, such as Massachusetts and Louisiana, have enacted similar measures that became effective in 2008 and 2009, respectively.  Currently, nine states ban the disposal of used syringes in the trash and another nine states plus the District of Columbia are considering or have introduced similar legislation, while the remaining states operate under the EPA guidance noted above. In April 2011, the United States Senate re-introduced a bill (S.725) which, if enacted, would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes; and

•
in October 2009, California passed Senate Bill 486 requiring drug companies that market and sell prescribed medications that are routinely injected at home to submit plans to the California Integrated Waste Management Board on or before July 1, 2010 (and annually thereafter) describing how they support safe needle collection and disposal programs for patients using their drugs. California’s Senate Bill 419, which has passed the Senate and is moving through the Assembly, sets additional standards for making the SB 486 plans more accessible to the public.

•
In 2009 and 2010, the states of Iowa and North Dakota introduced state funded programs to properly dispose of unused medications. In 2010, Minnesota enacted legislation that allows individuals to transfer their unused dispensed medications directly or through a caregiver to an organization authorized by the state to manage and/or ultimately destroy the medication.

•	In October 2010, the Secure and Responsible Drug Disposal Act was enacted which addresses the proper handling of unused controlled medications.

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

We offer a broad line of solutions designed to address the proper management of medical waste, used healthcare materials and patient dispensed unused or expired medications. The Company is able to offer mail or ship-back based services at a significantly lower cost as compared to the traditional model of pick-up services since the Company utilizes the existing infrastructure of USPS or United Parcel Service (“UPS”) for return transportation.  In contrast to traditional pick-up service providers which generally make periodic pick-ups, our mail or ship-back based solution offerings are less costly and more convenient.  Our proprietary SharpsTracer® tracking and documentation systems provide customers a comprehensive electronic record of receipt and treatment of their waste to meet regulatory requirements.  Our Medical Waste Management System™ provides a complete solution for customers seeking to completely outsource the management of all aspects of their waste management, including warehousing, inventory management, training, and data collection in addition to treatment services.  While competitors may attempt to replicate our solution offerings, we believe the ability to offer such a comprehensive, value-added turnkey solution is a significant competitive advantage.

Environmentally-conscious solution provider.

In addition to providing cost-effective solutions for our customers, the Company is committed to mitigating the effects of medical waste and dispensed patient medications on the environment.  Most used syringes and needles as well as unused or expired dispensed medications are currently disposed of untreated in the garbage, ending up in landfills and polluting rivers, lakes and streams with trace amounts of pharmaceuticals.  Our products and services provide an environmentally cleaner alternative process for treatment. Our GREEN Waste Conversion Process™ eliminates medical waste processed for the Company’s customers from going into landfills.  The process transforms treated medical waste into PELLA-DRX™ - a clean, raw material used in the manufacture of various industrial resources.  The use of recycled paper and plastic materials for many of our products further demonstrates our total commitment to environmentally sound business practices.  As an organization, the Company is a leading proponent for the development of solutions for the safe disposal of sharps and unused dispensed medications in the community and continually works to raise public awareness of the issue.

Vertically integrated full-service operations.

Our operations are fully integrated including manufacturing, assembly, distribution, treatment, online tracking and customer reporting.  We have manufacturing, assembly, distribution and warehousing operations in Houston, Texas, and an additional warehouse facility with manufacturing, assembly and distribution capabilities in College Park, Georgia. We own and operate a fully-permitted treatment facility in Carthage, Texas, that incorporates our processing and treatment operations.  Just over two years ago we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations.  We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).  We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer® tracking and documentation system.  We also provide customized reporting for many of our customers.  By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers.  We believe the fully-integrated nature of our operations is seen by current and prospective customers as a key factor and differentiator leading to our success and leadership position in our industry.

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

Increased state and federal regulatory attention.

To protect citizens and waste workers from needle stick injuries, nine states have passed legislation or regulations making it illegal to discard used sharps into household trash. Another nine states and the District of Columbia have legislation pending or strict guidelines regarding home sharps disposal. Passed or pending legislation related to home sharps disposal covers 43% of the U.S. population. Countless cities in states without restrictions have begun to pass ordinances preventing disposal of sharps in the trash.

In order to reduce poisonings and pollution of our water, twenty-two states and the District of Columbia have introduced legislation over the last few years intended to manage the disposal of consumer unused medications. Seven states and the District of Columbia have successfully passed such legislation. Passed or pending legislation related to disposal of consumer medications covers 65% of the U.S. population. As state and federal enforcement of these statutes increases, more companies will turn to solutions such as ours to help manage their medical waste and regulatory compliance. We believe we are well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

Diverse product markets.

Sharps offers services and products to a wide variety of end markets.  The Company’s growth strategies are focused on retail pharmacies and clinics, pharmaceutical manufacturers, professional physician, dental and veterinary clinics and the U.S. Government contract, federal, state and local government agencies. We also serve home health care companies, retirement and assisted living facilities and hospitality and other which includes hotel, commercial, industrial and agriculture. Our billings by market for the years ended June 30, 2011, 2010 and 2009 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2011	2010	2009

BILLINGS BY MARKET:
Home Health Care	35%	17%	36%
Retail	24%	11%	9%
U.S. Government contract	11%	59%	29%
Professional	10%	4%	5%
Other	8%	2%	7%
Assisted Living/ Hospitality	6%	3%	5%
Core Government	4%	2%	1%
Pharmaceutical	2%	2%	8%
	100%	100%	100%

Highly scalable business model.

Because of our proven business model, we can add new business while leveraging our existing fixed cost structure.  Our facilities are able to accommodate significant additional volume, incurring only variable costs of transportation, storage and processing.  Once we gain a new customer, our profitability typically increases as our customer base grows without additional overhead expense due to the embedded nature of our products and the ease with which we can accommodate additional volume.

Experienced and accomplished management team.

Our senior management team has extensive industry experience, and is committed to the continued growth and success of our company. Mr. David P. Tusa,  CEO and President, in addition to his eight plus years with the Company has over 25 years of financial, accounting, business and public company experience in multiple industries and in companies with revenues up to $500 million.  Mr. Claude Dance, Senior Vice President of Sales and Marketing, has broad health care and reverse logistics industry experience at a variety of firms including Pharmerica, Cardinal Health and Wyeth Pharmaceuticals.  Ms. Diana Diaz, CPA, MBA, Vice President and Chief Financial Officer, has over 25 years of finance, accounting, health care and public company industry experience. Mr. Gregory C. Davis, Vice President of Operations, has over 18 years of information technology experience. Mr. Khairan Aladwani, Vice President of Assurance/Quality Control, have over 25 years of quality assurance experience at a variety of firms.

The Company’s Board of Directors oversees CEO and senior management succession planning. The process focuses on building management depth, considers continuity and stability within the Company, and responds to Sharps’ evolving needs and changing circumstances.

GROWTH STRATEGIES

We plan to grow our business by employing the following primary growth strategies:

Further penetrate existing customers and markets.

Many of our customers who currently use the Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) could also benefit from the TakeAway Environmental Return System products, the Complete Needle™ Collection and Disposal System or other specialized products.  Although currently focused primarily on the proper management of used syringes and needles as well as dispensed expired or unused medication, pharmacies (including chains and mail order), assisted living facilities and other related organizations will develop needs for our other product lines as they expand their patient service offerings.  As an entrenched and value-added supplier of treatment solutions, we believe the Company is well-positioned to capture incremental business from our existing customers.

Although, our Pharmaceutical market did not experience growth during the year ended June 30, 2011, we have seen a recent surge of interest in our patient support program solution offering among pharmaceutical manufacturers as it relates to self-injectable medications. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes.

As proof of this, we were recently awarded patient support programs from two top-20 pharmaceutical manufacturers with a combined value of over $2 million in annual recurring revenue when fully launched. The programs are scheduled to launch in the December quarter and should roll out over the following six- to nine- month period. Both patient support programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer™ system tracks the return of the Sharps Recovery System® by the patient to the treatment facility, and then makes available to the pharmaceutical manufacturer electronic data which assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up which potentially could lead to better outcomes. We believe the Company is the leader in providing solutions of this type to this market.

Increase adoption of our product lines among federal, state and local government agencies.

We believe that our recent successful launch of a $40 million MWMSTM program with a major U.S. government agency is leading to additional business from other government agencies at the federal, state and local level. In January 2010, we launched a pilot program with the United States Department of Veterans Affairs (“VA”) within the VA Capitol Health Care Network (“Veterans Integrated Service Network” or “VISN”). The VISN is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year. The pilot allowed each of the participating medical centers within the VISN, both inpatient and outpatient, to provide the Sharps Recovery System™ (formerly known as the Sharps Disposal By Mail System®) and the TakeAway Environmental Return System solutions to their patients. Since its original launch, the pilot program expanded to include eight VISNs. As of June 30, 2011, the pilot is winding down as the VA evaluates a broad roll-out program that would make our solutions available across all VISNs. We also believe there are additional sales opportunities with a major U.S. government agency, including additional products and services, as well as the potential for more MWMSTM orders.  These successes demonstrate the attractiveness of our integrated, full-service system that allows government agencies to completely outsource the medical waste handling aspects of their disaster relief programs and rapid response capabilities. Once the system has been proven at the government level, we expect additional growth through commercial emergency preparedness programs as well.

Enhance sales and marketing efforts.

Through the expansion of our sales force (both inside and field), launch of a new website and corresponding promotional activity in mid-July 2011, development of additional marketing materials including use of the Internet and implementation of a call center for direct marketing efforts, we believe we can drive significant additional growth.  Capitalizing on the increased regulatory attention directed at medical waste management initiatives, we have received significant press coverage of our TakeAway Environmental Return Systems product line and expect the same with our Complete Needle™ Collection and Disposal System. Subsequent demand along with sales and marketing efforts are helping our solution offerings become a more standard item in the retail setting.

Improve product and service awareness to attract new customers.

As we grow, we continue to focus additional marketing and sales efforts designed to educate home health care providers, physician and dental clinics, pharmaceutical manufacturers, consumers, communities and government agencies of the benefits of our solution offerings and the need for safe, cost-effective and environmentally-friendly methods of medical waste treatment.  We believe that the full-service nature of our solution offerings, ease of our mail and ship-back based delivery system and convenience will attract new customers who are not yet aware of the services we provide.  In addition to providing a convenient, cost-effective solution to waste and used healthcare materials treatment, we believe future growth will be driven by the need for our customers to properly document and track the disposal of their hazardous waste to maintain compliance with new and existing legislation.  We believe our understanding of the legislative process and focus on accurate and thorough electronic tracking of waste disposal or treatment will provide substantial benefits to new customers looking to comply with new standards and promote environmentally cleaner business practices.

Develop new products and services.

We continue to develop new solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the Sharps Medical Waste Management System™, the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System™ and the RX TakeAway Recovery and Reporting System which offers the collection, storage, audit, witnessed treatment and documentation of unused medications such as flu vaccines, Tamiflu, and Relenza. These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products. We will continue our efforts to develop new solution offerings designed to facilitate the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed medications to better serve our customers and the environment.  Additionally, we will continue to seek out and identify prospective new customers and markets for new solutions designed to meet the needs of these new customer segments.  Research and development expenses were $131 thousand, $41 thousand and $20 thousand for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

CONCENTRATION OF CREDIT AND SUPPLIERS

There is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2011, two customers represented approximately 33% of revenues. Those same two customers represented approximately 22% or $660 thousand, of the total accounts receivable balance at June 30, 2011. For the fiscal year ended June 30, 2010, two customers represented approximately 68% of revenues. Those same two customers represented approximately 27%, or $546 thousand, of the total accounts receivable balance at June 30, 2010.  For the fiscal year ended June 30, 2009, four customers represented approximately 48% of revenues.  We may be adversely affected by our dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of its traditional customer base.

Currently, the majority of our transportation is sourced with the USPS, which consists of delivering the Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) from the end user to the Company’s treatment facility.  We also have an arrangement with UPS whereby UPS transports the Company’s TakeAway Recovery System products from the end user to the Company’s treatment facility.  Management believes the risk of dependence on the USPS is mitigated by (i) the arrangement with UPS and (ii) the long-standing business relationship with and successful performance by USPS.

We maintain relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) solutions, we own all proprietary molds and dies and utilize three contract manufacturers for the production of the primary raw materials. We believe that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions.  With respect to our Pitch-It™ IV Poles, the Company maintains an exclusive manufacturing relationship with Drive Medical Design & Manufacturing. We utilize national suppliers such as Southern Container, R & D Molders, Uline and W. W. Grainger, Inc. for the majority of the raw materials used in our other products and solutions.

INTELLECTUAL PROPERTY

We have a portfolio of trademarks and patents, both granted and pending. We consider our trademarks important in the marketing of our products and services, including Sharps Disposal by Mail System®, TakeAway Environmental Return System™, Complete Needle™ Collection and Disposal System, Sharps®MWMS™, Pitch-It IV™ Poles, Trip LesSystem®, GREEN Waste Conversion Process™ and PELLA-DRX™ among others.  With respect to our registered marks, we continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. We maintain patents on Pitch-It™ IV Poles which are scheduled to expire in 2012. We have a number of patents pending, including those applicable to our Complete Needle™ Collection and Disposal System, Sharps Recovery System™ Needle Collection and Mailback Disposal System, the Sharps® Medical Waste Management System™, the GREEN Waste Conversion Process™, and Sharps Secure® Needle Collection and Containment System™ and are in the process of applying for other trademarks and patents.

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste.  There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products).  These companies include (i) smaller private companies or (ii) divisions of larger medical or solid waste companies. Additionally, we compete, in certain markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model.  As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications it does believe it may face more and possibly significant competition.  We believe our comprehensive line of proven solution offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically integrated producer of products and services, provides significant differentiation in the current competitive market.

GOVERNMENT REGULATION

Sharps is subject to extensive federal, state, and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the State of Texas and the local governments in Carthage, Texas with respect to our facilities. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $100,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for Sharps to be in compliance with such changing laws, rules and regulations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which will affect the operations of the incineration facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.  The new rules will necessitate changes to our owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance.  These regulations will also require us to obtain a Title V permit and conduct additional monitoring. We are required to comply with these new standards by the end of 2012. Such changes will require us to incur capital expenditures in order to meet the requirements of the regulations.  We have studied these amended regulations and their options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, which meets the EPA Clean Air Act requirements, for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas.  We believe autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. Due to our continued growth, we anticipate that we will incur additional capital expenditures needed in order to meet the new air emission regulations. The additional capital expenditures are not expected to exceed $1.0 million. We expect capital expenditures related to these new regulations to be made by the end of the first half of fiscal year 2013.

ITEM 1A.  RISK FACTORS

We may be unable to manage our growth effectively.

We experienced significant growth with revenues increasing more than 93% to $39.2 million for the fiscal year ended June 30, 2010 from $20.3 million for fiscal year ended June 30, 2009. As the U.S. Government contract moved into its maintenance phase during fiscal year 2011, revenues decreased 51% to $19.4 million. The decrease was due to decreased billings for the U.S. Government contract of $21.1 million partially offset by increased recurring revenue growth of $1.4 million or 8%.  The increase in core revenue as well as an expanded presence in the retail markets, has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need, at some point, to add operations, administrative and other personnel, and may need to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

The loss of the Company’s senior executives could affect the Company’s ability to manage the business profitability.

Sharps’ growth and development to date has been largely dependent on the active participation and leadership of its senior management team consisting of the Company’s CEO and President, Senior Vice President of Sales, Vice President and CFO, Vice President of Operations and Vice President of Quality Assurance. We believe that the continued success of the business is largely dependent upon the continued employment of the senior management team and has, therefore, (i) entered into individual employment arrangements with key personnel and (ii) granted equity-based stock compensation to senior management members in order to provide an incentive for their continued employment with the Company. The unplanned loss of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact the Company’s ability to execute its business plan.

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

We are dependent on a small group of customers. In addition, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2011, two customers represented approximately 33% of revenues. Those same two customers represented approximately 22%, or $660 thousand, of the total accounts receivable balance at June 30, 2011. To the extent these significant customers are delinquent or delayed in paying or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down the Company’s profits and slow its growth.

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste.  There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products).  These companies include (i) smaller private companies or (ii) divisions of larger medical or solid waste companies. Additionally, we do compete, in certain markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications it does believe it may face more and possibly significant competition. We believe our comprehensive line of proven solution offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically integrated producer of products and services, provides significant differentiation in the current competitive market.

The lack of customer long-term volume commitments could adversely affect the Company’s profits and future growth.

Although we enter into exclusive contracts with the majority of our enterprise customers, these contracts do not have provisions for firm long-term volume commitments. In general, customer purchase orders may be canceled and order volume levels can be changed or delayed with limited or no penalties. Canceled, delayed or reduced purchase orders could significantly affect our financial performance.

An inability to maintain existing government contracts or win additional government contracts over an extended period could have a material adverse effect on our operations and adversely affect our future revenue.

A material amount of our revenues were generated through the contract with a major U.S. government agency for the period from March 2009 through December 2009.  Our revenues for the first year of the five year contract (one year plus four option years) were approximately $28.5 million ($6.0 million of which was recognized in fiscal year 2009, $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, we were awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and was recognized from February 1, 2010 through January 31, 2011.  In January 2011, we were awarded the second option year (ending January 31, 2012) valued at approximately $3.0 and is to be recognized from February 1, 2011 through January 31, 2012.  There is expected to be approximately $3.0 million in revenue in calendar year 2011 for the maintenance component of the contract including $1.5 million second half of calendar year 2011. The remaining two option years are expected to be approximately $3.0 million per contract year.  Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above.  All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days notice, at the option of the governmental agency.  If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

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

Sharps is subject to extensive federal, state, and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, Texas and the local governments in Carthage, Texas with respect to our facility. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including mailed sharps. We believe that we are currently in compliance in all material respects with all applicable laws and regulations governing our business, including the permits and authorizations for our incinerator facility. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $100,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for us to be in compliance with such changing laws, rules and regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical waste could result in a reduced demand for our products and services and could have a material adverse effect on our revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change.

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which will affect the operations of the incineration facility located in Carthage, Texas. These regulations modify the emission limits and monitoring procedures required to operate an incineration facility. The new rules will necessitate changes to the Company’s owned incinerator and pollution control equipment at the facility or require installation of an alternative treatment method to ensure compliance. These regulations will also require us to obtain a Title V permit and conduct additional monitoring. We are required to comply with these standards by the end of 2012. Such changes will require us to incur capital expenditures in order to meet the requirements of the regulations. We have studied these amended regulations and their options, and decided in the interim to move forward with the process of adding alternative technology, autoclaving, which meets the EPA Clean Air Act requirements, for medical waste disposal which became fully operational in February 2009 at its current facility in Carthage, Texas. Autoclaving is a process that treats regulated waste with steam at high temperature and pressure to kill pathogens. Combining the autoclaving with a shredding or grinder process allows the waste to be disposed in a landfill operation. We believe autoclaving is environmentally cleaner and a less costly method of treating medical waste than incineration. Due to our continued growth, we anticipate that we will incur additional capital expenditures needed in order to meet the new air emission regulations. The additional capital expenditures are not expected to exceed $1.0 million. We expect capital expenditures related to these new regulations to be made by the end of the first half of fiscal 2013.

The inability of the Company to operate its treatment facility would adversely affect its operations.

Sharps’ business utilizes a facility for the proper disposal or treatment of medical waste, used healthcare materials and unused pharmaceuticals. Our owned facility has both incineration and autoclave technologies in Carthage, Texas (Panola County). Prior to the purchase of the facility in January 2008, we had operated the facility since 1999 under a lease arrangement. Sharps’ believes it operates and maintains the facility in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving solid waste disposal and the operation of the incinerator facility. The failure to maintain the permits for the treatment facility or unfavorable conditions contained in the permits could substantially impair our operations and reduce our revenues. Although we have an agreement with a secondary treatment facility to provide services in the event both the incinerator and autoclave are unavailable, any disruption in the availability of a disposal or treatment facility whether as a result of action taken by governmental authorities, natural disasters or otherwise would have an adverse affect on our operations and results of operations.

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

We currently transport (from the patient or user to the Company’s facility) the majority of our solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the disposal or treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, we entered into an arrangement with UPS whereby UPS transports our TakeAway Recovery System™ line of solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct its operations. Notwithstanding the foregoing, any disruption in the transportation of products would have an adverse effect on our operations, results of operations and financial condition.

The Company’s stock has experienced, and may continue to experience, low trading volume and price volatility.

Our common stock has been listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED” since May 6, 2009. The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Since trading on the NASDAQ, our average daily trading volume has been approximately 100,000 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this report, we do not have any unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Sharps leases 190,489 square feet of space in Houston, Texas and College Park, Georgia. Sharps has manufacturing, assembly, distribution and warehousing operations on Reed Road in Houston, Texas, and corporate offices on Kirby Drive in Houston, Texas. We maintain a warehouse facility with manufacturing, assembly and distribution capabilities in College Park, Georgia.  These leases expire from April 2014 to April 2015 with options to renew these leases for warehouses for 5 years and for office space 10 years.

We own and operate a facility in Carthage, Texas that houses our processing and treatment operations in an estimated 12,000 square foot building on 4.5 acres of land. The facility is permitted to process 40 tons per day of municipal solid waste. The incinerator at the facility is currently permitted to treat eleven tons per day of municipal solid waste while the autoclave is capable of treating up to seven tons per day of waste.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: Beginning May 6, 2009, the Company’s common stock has been quoted on the NASDAQ under the symbol “SMED”.  Previously, the Company’s common stock was quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”.  Since trading on the NASDAQ (May 6, 2009), the Company’s common stock had an average trading volume of approximately 2,170,000 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ (July 1, 2009 through August 30, 2011) for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2010
First Quarter	$10.18	$6.21
Second Quarter	$11.91	$7.97
Third Quarter	$10.27	$5.85
Fourth Quarter	$7.68	$3.98

Fiscal Year Ended June 30, 2011
First Quarter	$5.40	$4.00
Second Quarter	$5.87	$3.98
Third Quarter	$5.75	$3.74
Fourth Quarter	$5.35	$3.58

Fiscal Year Ending June 30, 2012
First Quarter (August 30, 2011)	$4.09	$2.98

Stockholders: At August 30, 2011, there were 15,066,345 shares of common stock held by approximately 167 holders of record.  The last reported sale of the common stock on August 30, 2011 was $4.09 per share.

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

Corporate Performance Graph*: The graph compares the cumulative total return (i.e., stock price appreciation) on The Company’s common stock from the first day it began trading on the NASDAQ and each quarter thereafter with the cumulative total return for the same period on the NASDAQ Small Cap Index and the Dow Jones US Waste and Disposal Services Index. The graph assumes that $100 was invested on May 6, 2009 in our common stock and in the stock represented by each of the two indices.

*The Corporate Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity compensation plan information is provided as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

2010 Stock Plan as approved by shareholders (1) (3)	176,500	$4.51	754,000
1993 Stock Plan as approved by shareholders (2)	711,626	$4.40	122,673

Total	888,126	$4.43	876,673

Notes:
(1) Represents stock options issued under the 2010 Sharps Compliance Corp. Stock Plan.
(2) Represents stock options issued under the 1993 Sharps Compliance Corp. Stock Plan.
(3) The 2010 Stock Plan replaced the 1993 Stock Plan in November 2010.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes (in thousands except earnings per share data):

	For the Year Ended June 30,
	2011	2010	2009	2008	2007

Revenues	$19,395	$39,156	$20,297	$12,841	$11,956
Operating Income (Loss)	$(4,536)	$14,398	$3,464	$(1)	$727
Net Income (Loss)	$(2,975)	$9,356	$4,197	$82	$785

Net Income (Loss) per share:
Basic	$(0.20)	$0.66	$0.33	$0.01	$0.07
Diluted	$(0.20)	$0.63	$0.30	$0.01	$0.06

Total Assets	$30,598	$31,632	$15,188	$5,676	$4,691
Total Debt	$-	$-	$-	$-	$2
Cash and Cash Equivalents	$18,280	$18,068	$4,792	$2,035	$2,134
Working Captial	$20,226	$21,617	$4,566	$1,896	$1,968
Total Shareholder's Equity	$25,865	$26,941	$9,570	$2,886	$2,169

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS
The following analyzes changes in the consolidated operating results and financial condition of the Company during the twelve months ended June 30, 2011, 2010 and 2009, respectively. The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2011	%	2010	%	2009	%

Revenue	$19,395	100.0%	$39,156	100.0%	$20,297	100.0%
Cost of revenues	13,171	67.9%	15,502	39.6%	9,841	48.5%
Gross profit	6,224	32.1%	23,654	60.4%	10,456	51.5%
SG&A expense	9,837	50.7%	8,815	22.5%	6,604	32.5%
Special charge	570	2.9%	-		-
Depreciation and amortization	353	1.8%	441	1.1%	388	1.9%
Operating income (loss)	(4,536)	(23.4%)	14,398	36.8%	3,464	17.1%
Other income	45	0.2%	37	0.1%	33	0.2%
Net income (loss) before income taxes	(4,491)		14,435		3,497
Income tax expense (benefit)	(1,516)	(7.8%)	5,079	13.0%	(700)	(3.4%)
Net income (loss)	$(2,975)	(15.3%)	$9,356	23.9%	$4,197	20.7%

YEAR ENDED JUNE 30, 2011 AS COMPARED TO YEAR ENDED JUNE 30, 2010

Total revenues for the fiscal year ended June 30, 2011 of $19.4 million decreased by $19.8 million, or 50.5%, over the total revenues for the fiscal year ended June 30, 2010 of $39.2 million.  Billings by market are as follows (in thousands):

	Year Ended June 30,
	2011	2010	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Home Health Care	$6,859	$6,543	$316
Retail	4,641	4,338	303
U.S. Government Contract	2,089	23,200	(21,111)
Core Government	699	642	57
Professional	2,007	1,644	363
Assisted Living/ Hospitality	1,287	1,015	272
Pharmaceutical	304	742	(438)
Other	1,619	1,284	335
Subtotal	19,505	39,408	(19,903)
GAAP Adjustment *	(110)	(252)	142
Revenue Reported	$19,395	$39,156	$(19,761)

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

The decrease in revenues is primarily attributable to decreased billings in the U.S. Government Contract ($21.1 million) and Pharmaceutical ($0.4 million) markets. These decreases in billings were partially offset by increased billings in the Professional ($0.4 million), Home Health Care ($0.3 million), Retail ($0.3 million), Other ($0.3 million) and Assisted Living/Hospitality ($0.3 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The current year billings were for maintenance and the prior year billings include (i) $22.4 million recognized in the first half of fiscal year 2010 for the sale of the Company’s Sharps MWMS to this major U.S. government agency and (ii) $0.8 million recognized in the second half of fiscal year 2010 attributable to the transition from the product build out to the maintenance phase of the Company’s contract with the U.S. government agency. This resulted in a decrease in billings under this contract of $21.1 million.  The decrease in the Pharmaceutical market billings is due to the timing of customer orders and the discontinuation of one the Company’s patient support programs. The increase in Professional market billings was a direct result of the Company’s targeted telemarketing activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. The increase in billings in the Home Health Care market is a result of increased sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. The increase in the Retail market billings is due to the initial orders of the Company’s TakeAway Environmental Return System™ envelope solution by three large retail pharmacy chains and several food and drug chains to address growing concerns regarding the hazards of unused medications in the home and environment. The increase in the Other category is a result of referrals from the Company’s strategic alliance with a leading hazardous waste solutions provider. The increase in the Assisted Living/ Hospitality market was primarily due to increased sales to existing customers as they realize growth from the aging patient population using their services as well as an increase in our assisted living facility customer base.

Cost of revenues for the year ended June 30, 2011 of $13.2 million was 67.9% of revenues. Cost of revenues for the year ended June 30, 2010 of $15.5 million was 39.6% of revenues.  The lower gross margin for the fiscal year ended June 30, 2011 of 32.1% (versus 60.4% for the prior fiscal year) was a result of lower volume. The Company, which is largely leveraged on volume, made investments in its infrastructure during the first half of calendar year 2010 in order to provide for the capacity to take on large increases in volume. As a result, the combination of lower volume and greater capacity creates negative leverage and adversely impacts gross margin.

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2011 of $9.8 million, increased by $1.0 million, from SG&A expenses of $8.8 million for the year ended June 30, 2010.  The increase in SG&A expense is primarily due to higher (i) professional expenses of $0.4 million (primarily due to regulatory and consulting related fees, legal fees, audit and related fees, and other sales-related consulting fees), (ii) compensation and benefit expense including payroll tax of $0.2 million (primarily due to timing of employee hires and terminations), (iii) costs associated with a legal settlement of $0.35 million and (iv) severance costs of $0.05 million.

Regarding costs associated with a legal settlement included in SG&A expense, the Company settled a suit in which the plaintiff alleged violations of the Telephone Consumer Protection Act. Although the Company believes it did not violate any laws, the Company settled the lawsuit in the interest of avoiding additional legal costs and diverting time and focus from growing the business.

During the first quarter of fiscal year 2011, the Company recorded a special charge of $0.6 million on a pre-tax basis, or $0.02 per diluted loss per share, which represents expenses incurred with the retirement of the Company’s former Chief Executive Officer, Dr. Burton Kunik. The special charge consists of (i) severance-related items totaling $0.5 million, (ii) non-cash stock-based compensation expense of $0.1 million (resulting from accelerated vesting of stock option awards),  and (iii) legal fees related to the separation agreement of  less than $0.1 million. The Company paid Dr. Kunik $0.1 million in September 2010 and $0.4 million in April 2011 related to the expenses noted above.

The Company generated an operating loss of $4.5 million for the year ended June 30, 2011 compared to an operating income of $14.4 million for the year ended June 30, 2010.  The operating margin was (23.4%) for the year ended June 30, 2011 compared to 36.8% for the year ended June 30, 2010. The decrease in operating income and operating margin is a result of the above mentioned decrease in revenue and operating leverage inherent in the Company’s business model.

The Company generated a loss before tax of $4.5 million for the year ended June 30, 2011 versus income before tax of $14.4 million for the year ended June 30, 2010.  The decrease in income before tax is a result of lower operating income (discussed above).

The Company’s effective tax rate for the year ended June 30, 2011 was 33.8% compared to 35.2% for the year ended June 30, 2010. The Company uses estimates in providing for income taxes on a year to date basis and those estimates may change in subsequent interim periods.

The Company generated net loss of $3.0 million for the year ended June 30, 2011 compared to net income of $9.4 million for the year ended June 30, 2010.  The decrease in net income is a result of lower operating income (discussed above).

The Company reported diluted loss per share of $0.20 for the year ended June 30, 2011 versus diluted earnings per share of $0.63 for the year ended June 30, 2010.  The decrease in diluted earnings per share is a result of a lower net income (discussed above).

YEAR ENDED JUNE 30, 2010 AS COMPARED TO YEAR ENDED JUNE 30, 2009

Total revenues for the fiscal year ended June 30, 2010 of $39.2 million increased by $18.9 million, or 92.9%, over the total revenues for the fiscal year ended June 30, 2009 of $20.3 million.  Billings by market are as follows (in thousands):

	Year Ended June 30,
	2010	2009	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
U.S. Government Contract	$23,200	$6,026	$17,174
Health Care	6,543	7,454	(911)
Retail	4,338	1,933	2,405
Professional	1,644	1,059	585
Assisted Living/ Hospitality	1,015	917	98
Pharmaceutical	742	1,558	(816)
Core Government	642	228	414
Other	1,284	1,500	(216)
Subtotal	39,408	20,675	18,733
GAAP Adjustment *	(252)	(378)	126
Revenue Reported	$39,156	$20,297	$18,859

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

The increase in revenues is primarily attributable to increased billings in the U.S. Government contract ($17.2 million), Retail ($2.4 million), Professional ($0.6 million), and Core Government ($0.4 million) markets. These increases were partially offset by decreased billings in the Health care ($1.0 million), and Pharmaceutical ($0.8 million) markets. The increase in the U.S. Government contract market is a result of a $17.2 million increase in billings related to the sale of the Company’s Sharps®MWMS™ to a major U.S. government agency under the contract announced in February 2009. The increase in the Core Government market also included $0.2 million related to the support of a major U.S. city immunization program, $0.1 million related to the sales of the TakeAway Environmental Return System as part of the State of Iowa and State of North Dakota funded programs and $41 thousand related to the Company’s U.S. Department of Veterans Affairs Pilot Program. The increase in the billings in the Retail market is a result of, (i) increased market and customer penetration, (ii) a strong 2009 flu shot season (i.e., purchases of the Sharps Recovery System™  (formerly Sharps Disposal By Mail Systems®) by retail clinics and pharmacies who use the products to collect, store and properly treat syringes used to administer flu-related shots including H1N1) , (iii) increased purchases of the Sharps Recovery System™   solutions used to support community programs, and (iv) fourth quarter Retail billings in preparation of the 2010 flu shot season. The increase in Professional market billings is due to the impact of the Company’s recently launched outbound sales initiative as well as physician, dental, and veterinary offices becoming aware (through the efforts of the Company and its strong distributor network) of the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up services. The decrease in the Health Care market billings is related to the ordering patterns of the larger home health care customers as well as additional distributor incentives designed to drive future growth in this market. The decrease in the Pharmaceutical market billings is due to the variability in timing associated with the Patient Support Programs the Company provides to the drug manufacturers and the discontinuance of a major Patient Support Program.

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

Selling, general and administrative (“SG&A”) expenses for the twelve months ended June 30, 2010 of $8.8 million, increased by $2.2 million, or 33.5%, over the SG&A expenses for the twelve months ended June 30, 2009.  The increase in SG&A expense is primarily due to higher (i) compensation and benefit expense of  $0.6 million primarily due to increased number of employees (increase in year-over-year headcount of 23 of which 15 are focused on sales and marketing-related activities), (ii) payroll tax expense of $0.1 million (primarily related to common stock issued in conjunction with the public offering), (iii) non-cash, stock based compensation expense of $0.5 million (primarily due to the accrued quarterly expense associated with the award of 51,500 shares of restricted stock of Company common stock to non-employee directors as the equity portion of the fiscal year 2010 Board of Director compensation (vesting over fiscal year 2010) and the award of 560,000 additional stock options, in November 2008, July 2009, and June 2010, to employees, including officers), (iv) professional fees of $0.7 million (primarily due to contract sales personnel, patent preparation and filing expenses, legal fees, regulatory consulting, audit and related fees, and NASDAQ listing fees), (v) costs related to increased sales and marketing-related activities of $0.4 million primarily due to increased sales, advertising, and public relations costs (including the launch of the Company’s new Waste Conversion Process), and (vi) computer and systems-related expenses of $0.2 million (primarily due to an increase in locations and software support). The fourth quarter of fiscal year 2009 was negatively impacted a special charge of $0.5 million which represents expenses incurred with the departure of a former officer of the Company.

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

The Company generated net income of $9.4 million for the year ended June 30, 2010 compared to net income of $4.2 million for the year ended June 30, 2009.  The increase in net income is a result of higher operating income (discussed above). The year ended June 30, 2009 was positively impacted by the reduction in the deferred tax valuation allowance of $1.8 million and corresponding credit to tax expense booked in December 2008.

The Company reported diluted earnings per share of $0.63 for the year ended June 30, 2010 versus diluted earnings per share of $0.30 for the year ended June 30, 2009.  The increase in diluted earnings per share is a result of a higher net income (discussed above). The earnings per share for the year ended June 30, 2010 were adversely impacted by the increase in number of shares used in the computation of  955,974 which was a result of (i) the pro-rated impact of the 577,146 shares of Company common stock issued in conjunction with the public offering (see Note 6), (ii) the pro-rated impact of stock options to purchase 972,874 of common shares (July 1, 2009 through June 30, 2010), (iii) the issuance of  84,227 shares of restricted shares and (iv) impact on diluted shares of the higher stock price.

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as communities, consumers, government and health care and commercial organizations become more aware of the need for the proper treatment of medical sharps waste, used healthcare materials and used dispensed medications. The Centers for Disease Control and Prevention (the “CDC”) and the EPA estimate that there are over three billion used syringes disposed of annually outside of the hospital setting in the United States. The Company estimates that it would require 30 to 50 million Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) products to properly dispose of all such syringes, which would equate to a market opportunity of $1 billion. There are an estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes. These offices and facilities, which must demonstrate proper management of their medical waste, comprise a market opportunity of approximately $600 million, based on estimates of using our solution offerings rather than the traditional pick-up service in what we characterize as a regulated market. Additionally, an estimated 40% of the four billion dispensed medication prescriptions go unused every year in the United States generating an estimated 200 million pounds of unused medication waste. The Company estimated the market opportunity for the proper recovery and management of the unused medications to be at least $1 billion per year.

The Company continues to develop new solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the Sharps Medical Waste Management System™, the TakeAway line of products for unused medications (including TakeAway Environmental Return System™ ), the Medical/Professional TakeAway Recovery System™ and the RX TakeAway Recovery and Reporting System which offers the collection, storage, audit, witnessed treatment and documentation of unused medications such as flu vaccines, Tamiflu, and Relenza. These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products.  The Company continues to develop solution offerings designed to facilitate the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed medication to better serve our customers and the environment. The Company believes its future growth will be driven by, among other items: (i) the convergence of issues regarding the environment, the cost of health care and changes in our health care delivery system and cost-savings initiatives which influence the decision process of our customers, (ii) the effects of the Company’s extensive multi-layered marketing and awareness efforts and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed.

In August 2011, the Company introduced the Complete Needle™ Collection and Disposal System which is focused on the traditional under-served home self-injector required to regularly use needles or syringes for their health and well-being, such as people with diabetes. The Complete Needle™ Collection and Disposal System is actually two offerings in one.  First, the product provides the individual self-injector with a reasonably priced containment solution designed to protect self-injectors and their family members.  Second, the product includes an optional disposal feature utilizing the USPS designed to protect the individual’s community, solid waste workers and the environment. The solution offers significant convenience as it utilizes the same delivery channel, the retail pharmacy, that the self-injector typically uses to obtain medications, for example, insulin, and needles or syringes. The solution is also designed to enhance the interaction between the pharmacist and the individual thereby creating counseling opportunities and possibly better treatment outcomes.

The Sharps®MWMS™, a Medical Waste Management System (“MWMS”), is a comprehensive medical waste and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. In February 2009, the Company announced a $40 million contract (the “U.S. Government Contract”) award to provide its Sharps®MWMS™ to a major U.S. government agency. The total contract is expected to be executed over a five year period (one year plus four option years). On February 1, 2009, the Company received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, $22.5 million was recognized in the first half of fiscal year 2010). In January 2010, Sharps was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million and was recognized from February 1, 2010 through January 31, 2011. In January 2011, Sharps was awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and is to be recognized from February 1, 2011 through January 31, 2012. There is expected to be approximately $3.0 million in revenue in calendar year 2011 for the maintenance component of the contract including $1.5 million in the second half of calendar year 2011. The remaining two option years are expected to be approximately $3.0 million per contract year. Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above. The successful launch of this program demonstrates the attractiveness of our integrated, full-service system that enables government agencies and commercial organizations to completely outsource the planning and execution of their emergency preparedness and disaster relief planning as it relates to medical waste handling and rapid response capabilities.  In addition to the Sharps®MWMS™, we continue to add similar full-service, patient support programs with major pharmaceutical manufacturers whereby we provide a customized Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) along with fulfillment, inventory management, storage and data services, as well as provide critical patient usage data that assists the manufacturers in assessing drug effectiveness and compliance.

In January 2010, the Company announced a pilot program with the United States Department of Veterans Affairs (“VA”). The program was launched within the VA Capitol Health Care Network (“Veterans Integrated Service Network 5” or “VISN 5”), which provided quality health care for eligible veterans in Maryland and portions of Virginia, West Virginia, and Pennsylvania, as well as the District of Columbia.  The pilot allowed each of the participating medical centers within the VISN 5 region, both inpatient and outpatient, to provide the Sharps Recovery System™ (formerly known as the Sharps® Disposal By Mail System®) and the TakeAway Environmental Return System™ solutions to their patients.  Since its original launch, the pilot program expanded to include eight VISN’s (encompassing twenty-two states plus the District of Columbia). There are a total of twenty-three VISN’s in the VA System. The VISN network is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year. As of June 30, 2011, the VA pilot program is winding down as the VA evaluates a broad roll-out program that would make our solutions available across all VISN’s.

The Company believes the pace of regulation of sharps and unused dispensed medications disposal is gaining momentum at both the state and federal level. In December 2004, the U. S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps, revising the previous guidance that advised patients to dispose of used syringes in the trash (see http://www.epa.gov/wastes/nonhaz/industrial/medical/med-govt.pdf). Additionally, in July 2006 both the states of California and Massachusetts passed legislation designed to mandate appropriate disposal of sharps waste necessary to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. In April 2011, the U.S. Senate re-introduced a bill (S.725) which, if enacted, would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes. To protect citizens and waste workers from needle stick injuries, eighteen states and the District of Columbia (covering 43% of the U.S. population) restrict or have introduced legislation to restrict discarding used sharps into household trash and twenty-nine states and the District of Columbia (covering 65% of the U.S. population) have enacted or introduced legislation to regulate the disposal of consumer unused medications to reduce pollution of the environment. As state and federal enforcement of these statutes increases, more companies will turn to solutions such as ours to help manage their medical waste and regulatory compliance. The Company believes it is well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional and Government (both Core and U.S. Government contract) markets. The Company also serves the Home Health Care, Assisted Living/Hospitality and Other markets. Excluding the impact of the U.S. Government contract (which had decreased billings due to the expected conversion from the production to the maintenance phase of the contract), customer billings grew 7.5% due to increases in all core markets except for Pharmaceutical, which can be variable based on the timing of programs. Although the Pharmaceutical market did not experience growth in the year ended June 30, 2011, the Company expects growth in the future from two new patient support program awards announced in August 2011 which will launch in the December 2011 quarter and roll out over the following six-to-nine month period.

The Company currently has a cash balance of $18.3 million and no debt as of June 30, 2011. Under the Company’s Credit Agreement (“the Credit Agreement”) with Wells Fargo, National Association, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $0.2 million to $18.3 million at June 30, 2011 from $18.1 million at June 30, 2010. The increase in cash is due to the excess tax benefit of $1.0 million from stock-based award activity, partially offset by capital expenditures and additions to intangible assets of $0.9 million.

Accounts receivable increased by $1.0 million to $3.0 million at June 30, 2011 from $2.0 million at June 30, 2010. The increase is due to higher billings in June 2011.

Prepaid and other current assets decreased by $2.5 million to $0.9 million at June 30, 2011 from $3.4 million at June 30, 2010. The decrease is primarily due to a $2.7 million federal income tax refund received in April 2011.

Property, plant and equipment, net decreased by $0.3 million to $5.3 million at June 30, 2011 from $5.6 million at June 30, 2010. The decrease in property, plant and equipment is related to depreciation expense of $1.0 million partially offset by capital expenditures of $0.7 million. The capital expenditures are attributable primarily to the purchase of, (i) computer equipment, new website project, and custom software programming of $0.3 million, (ii) manufacturing and assembly equipment including molds, dies and printing plates of $0.1 million primarily for new product development, (iii) treatment facility improvement of $0.1 million including a new boiler for the incinerator, (iv) general office improvements for the completion of the recently expanded corporate office of $0.1 million and (v) improvements on generator and circuits of $0.1 million.

Accounts payable decreased by $0.2 million to $1.0 million at June 30, 2011 from $1.2 million at June 30, 2010.  The decrease is a result of the timing of payments.

Accrued liabilities increased by $0.2 million to $1.3 million at June 30, 2011 from $1.1 million at June 30, 2010. The increase is primarily due to the legal settlement of $0.35 million offset by year end payroll accrual reduction of $0.18 million due to timing of pay periods.

Stockholders’ equity decreased by $1.0 million to $25.9 million at June 30, 2011 from $26.9 million at June 30, 2010.  This decrease is primarily attributable to a net loss for the year ended June 30, 2011 of $3.0 million. The impact was partially offset by, (i) the effect on equity (credit) of non-cash stock based award expense of $0.9 million and (ii) the excess tax benefits from stock-based award activity of $1.0 million.

Off -Balance Sheet Arrangements

The Company entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. The Company’s most significant off-balance sheet transactions include commitments associated with non-cancelable operating leases (See Note 8 Commitments and Contingencies). The Company has other off-balance sheet obligations involving letters of credit (See Note 4 Notes Payable and Long-Term Debt).

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

The contractual obligations related to minimum lease payments under non-cancelable operating leases as of June 30, 2011 are as follows (in thousands):

	Twelve Months Ending June 30,
	2012	2013	2014	2015	Total
Operating lease obligations	$1,424	1,437	1,436	770	$5,067

Credit Facility

The Company’s Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of June 30, 2011, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.7% as of June 30, 2011.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of June 30, 2011, we are in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $5.0 million line of credit with Wells Fargo Bank will be sufficient to fund operations for the twelve months ending  June 30, 2012.

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

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years.  However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal year 2012 and beyond.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition:  The Company recognizes revenue from product sales when goods are shipped or delivered, and title and risk of loss pass to the customer except for those sales via multiple-deliverable arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded.

Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-element arrangements.  On July 1, 2010, the Company adpoted ASU No. 2009-13 which further clarifies guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way it allocated arrangement consideration to the separate units of accounting. Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway Environmental Return System referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service.

Prior to July 1, 2010, the individual fair value of the transportation and treatment services were determined by the sales price of the service offered by third parties, with the fair value of compliance and container being the residual value. Beginning July 1, 2010, under the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting.  The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price.  Because an estimated selling price must be set for each unit, the residual method used previously by the Company to allocate consideration to the compliance and container system is no longer allowed.  The selling price for the transportation revenue and the treatment revenue, which utilized third party evidence, did not change from the prior method.  The Company estimated the selling price of the compliance and container system based on the product and services provided including compliance with local, state and Federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s facility.  The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s facility.  Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

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

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation expense for the fiscal years ended June 30, 2011, 2010 and 2009, was $871 thousand ($67 thousand included in cost of revenues and $804 thousand included in general and administrative expenses in the Company’ consolidated statement of operations), $980 thousand ($52 thousand included in cost of revenues and $928 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and  $704 thousand (included in general and administrative expenses in the Company’s consolidated statement of operations), respectively.  The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company included $1.0 million, $1.1 million and $15 thousand of excess tax benefits in its cash flows from financing activities for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

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

In addition, the allowance for credit losses, the allowance for doubtful accounts, and as applicable any unearned income, any unamortized premiums and discounts, and any net unamortized deferred fees and costs, shall be disclosed in the financial statements. The Company adopted this guidance, as required for both interim and annual reporting periods, effective December 15, 2010. The adoption of this guidance does not impact the Company’s consolidated results of operations or financial position. The Company has included its Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to significant financial market risk including commodity price risk, foreign currency exchange risk or interest rate risk. Management does not use derivative instruments. The Company has limited exposure to changes in interest rates due to its lack of indebtedness.  The Company maintains a credit agreement under which we may borrow funds in the future. The Company does not currently forsee any borrowing needs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the notes thereto, and the related report of the Company’s independent registered public accounting firm thereon are referenced as pages F-1 to F-20 and are included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of June 30, 2011 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2011.

Changes in Internal Controls

During the quarter ended June 30, 2011, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Company’s management concluded that, as of June 30, 2011, the Company's internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2011 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 17, 2011.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee

The Audit Committee is comprised of certain directors of the Company who are not employees of the Company or any of its subsidiaries.  Messrs. Zerrillo (Chairman), Dalton, and Parker are the current members of the Audit Committee.  The Audit Committee, among other things, meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls.  The independent auditors have unrestricted access to the Audit Committee and vice versa.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 17, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 17, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 17, 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 17, 2011.

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

3.3	Certificate of Elimination of the Series A 10% Voting Convertible Preferred Stock of Sharps Compliance Corp. (incorporated by reference from Exhibit 3.6 to Form 10-KSB, filed September 29, 1998).

3.4	Bylaws of Sharps Compliance Inc (herein referred to as the Corporation) dated May 23, 1994 (incorporated by reference from Exhibit 3.1 to Form 8-K, filed May 10, 2010).

3.5	Bylaws of Sharps Compliance Corp (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 10, 2010).

3.6	Amended and Restated Bylaws of Sharps Compliance Corp dated May 23, 1994 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed November 19, 2011).

4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form-10-KSB, filed September 29, 1998).

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

10.30
Amendment to Credit Facility dated March 10, 2010, by and between Sharps Compliance Inc. and JP Morgan Chase, N.A. (incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 11, 2010).

10.31
Note Modification Agreement dated March 10,2010, by and between Sharps Compliance Inc. and JP Morgan Chase, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 11, 2010).

10.32
Employment Agreement by and between Sharps Compliance Corp. and David P. Tusa dated June 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 14, 2010).*

10.33
Employment Agreement by and between Sharps Compliance Corp. and Diana P. Diaz dated June 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 14, 2010).*

10.34
Contract No. V797P-DSNS-9005 dated January 29, 2009 by and between the Department of Veterans Affairs and Sharps Compliance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 25, 2010).**

10.35
Credit Agreement dated July 15, 2010, by and Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

10.36
Line of Credit Note dated July 15, 2010, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

10.37
Separation Agreement between Sharps Compliance and Dr. Burton J. Kunik dated September 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 7, 2010).

10.38
Consulting Agreement between Sharps Compliance and Dr. Burton J. Kunik dated September 7, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 7, 2010).

10.39	Sharps Compliance Corp. 2010 Stock Plan dated November 22, 2010 (incorporated by reference to the Registrant’s Form S-8, filed on November 22, 2010).

10.40
Employment Agreement by and between Sharps Compliance, Inc. and Ramsey E. Hashem dated December 1, 2010 (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 1, 2010).

10.41
Employment Agreement by and between Sharps Compliance, Inc. and Gregory C. Davis dated May 18, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 18, 2011).

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

SHARPS COMPLIANCE CORP.

Dated: September 1, 2011	By:	/s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 1, 2011	By:	/s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: September 1, 2011	By:	/s/ DIANA P. DIAZ
Diana P. Diaz
Vice President
Chief Financial Officer
(Principal Financial Officer)

Dated: September 1, 2011	By:	/s/ F. GARDNER PARKER
F. Gardner Parker
Chairman of the Board Of Directors

Dated: September 1, 2011	By:	/s/ JOHN W. DALTON
John W. Dalton
Director

Dated: September 1, 2011	By:	/s/ PARRIS H. HOLMES, JR.
Parris H. Holmes, Jr.
Director

Dated: September 1, 2011	By:	/s/ PHILIP C. ZERRILLO
Philip C. Zerrillo
Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sharps Compliance Corp.

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2011, and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2011, and 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sharps Compliance Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 1, 2011 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ UHY LLP

Houston, Texas
September 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Sharps Compliance Corp.

 We have audited Sharps Compliance Corp. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sharps Compliance Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sharps Compliance Corp and subsidiaries as of June 30, 2011, and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 30, 2011, and our report dated September 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
September 1, 2011

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,280	$18,068
Accounts receivable, net of allowance for doubtful accounts of $26 and $21, respectively	3,065	2,033
Inventory	1,770	1,738
Prepaids and other current assets	857	3,369
Deferred income taxes	203	83
TOTAL CURRENT ASSETS	24,175	25,291

PROPERTY, PLANT AND EQUIPMENT, net	5,350	5,631

DEFERRED INCOME TAXES, non-current	748	503

INTANGIBLE ASSETS, net of accumulated amortization of $227 and $196, respectively	325	207

TOTAL ASSETS	$30,598	$31,632

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$965	$1,220
Accrued liabilities	1,260	1,079
Deferred revenue	1,724	1,375
TOTAL CURRENT LIABILITIES	3,949	3,674

LONG-TERM DEFERRED REVENUE	401	583

RENT ABATEMENT	383	434

TOTAL LIABILITIES	4,733	4,691

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $001 par value per share; 20,000,000 shares authorized;15,053,316 and 14,891,754 shares issued and outstanding, respectively	151	149
Additional paid-in capital	21,602	19,705
Retained earnings	4,112	7,087
TOTAL STOCKHOLDERS' EQUITY	25,865	26,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,598	$31,632

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2011	2010	2009

REVENUES	$19,395	$39,156	$20,297

COSTS AND EXPENSES
Cost of revenues	13,171	15,502	9,841
Selling, general and administrative	9,837	8,815	6,604
Special charge	570	-	-
Depreciation and amortization	353	441	388
TOTAL COSTS AND EXPENSES	23,931	24,758	16,833

OPERATING INCOME (LOSS)	(4,536)	14,398	3,464

OTHER INCOME (EXPENSE)
Interest income..	55	37	27
Other income (expense)	(10)	-	6
TOTAL OTHER INCOME (EXPENSE)	45	37	33

INCOME (LOSS) BEFORE INCOME TAXES	(4,491)	14,435	3,497

INCOME TAX EXPENSE (BENEFIT)
Current	(1,226)	3,528	121
Deferred	(290)	1,551	(821)
TOTAL INCOME TAX EXPENSE (BENEFIT)	(1,516)	5,079	(700)

NET INCOME (LOSS)	$(2,975)	$9,356	$4,197

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.20)	$0.66	$0.33

Diluted	$(0.20)	$0.63	$0.30

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME (LOSS) PER COMMON SHARE:

Basic	14,944	14,176	12,908
Diluted	14,944	14,952	13,996

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

Balances, June 30, 2008	12,580,183	$126	$9,225	$(6,466)	$2,885
Exercise of stock options	435,100	4	447	-	451
Change in valuation allowance related to tax benefits of stock compensation	-	-	1,318	-	1,318
Stock-based compensation	-	-	704	-	704
Issuance of restricted stock	242,224	3	(3)	-	-
Excess tax benefit from stock-based award activity	-	-	15	-	15
Net Income	-	-	-	4,197	4,197
Balances, June 30, 2009	13,257,507	133	11,706	(2,269)	9,570
Issuance of Common Stock, net of direct expenses	577,146	6	4,867	-	4,873
Exercise of stock options	972,874	9	1,064	-	1,073
Stock-based compensation	-	-	980	-	980
Issuance of restricted stock	84,227	1	(1)	-	-
Excess tax benefit from stock-based award activity	-	-	1,089	-	1,089
Net Income	-	-	-	9,356	9,356
Balances, June 30, 2010	14,891,754	$149	$19,705	$7,087	$26,941
Exercise of stock options	62,500	1	48	-	49
Stock-based compensation	-	-	871	-	871
Issuance of restricted stock	99,062	1	(1)	-	-
Excess tax benefit from stock-based award activity	-	-	979	-	979
Net Loss	-	-	-	(2,975)	(2,975)
Balances, June 30, 2011	15,053,316	$151	$21,602	$4,112	$25,865

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..	$(2,975)	$9,356	$4,197
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,003	796	418
Loss on disposal of fixed assets	10	-	-
Stock-based compensation expense	871	980	704
Excess tax benefits from stock-based award activity	(979)	(1,089)	(15)
Deferred tax expense (benefit)	(290)	1,551	(821)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,032)	(427)	(392)
Decrease (increase) in inventory	(32)	545	(1,701)
Decrease (increase) in prepaid and other current assets	2,512	(2,592)	(435)
Increase in accounts payable and accrued liabilities	780	50	2,576
Increase in deferred revenue	167	112	266
NET CASH PROVIDED BY OPERATING ACTIVITIES	35	9,282	4,797

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(702)	(2,954)	(2,461)
Additions to intangible assets	(149)	(87)	(45)
NET CASH USED IN INVESTING ACTIVITIES	(851)	(3,041)	(2,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	979	1,089	15
Proceeds from stock offering, net of offering costs	-	4,873	-
Proceeds from exercise of stock options	49	1,073	451
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,028	7,035	466

NET INCREASE IN CASH AND CASH EQUIVALENTS	212	13,276	2,757

CASH AND CASH EQUIVALENTS, beginning of year	18,068	4,792	2,035

CASH AND CASH EQUIVALENTS, end of year	$18,280	$18,068	$4,792

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$5,656	$11

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

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

Business:  Sharps is a leading full-service provider of cost-effective management solutions for medical waste, used healthcare materials and unused dispensed medications.  These solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System™, Complete Needle™ Collection and Disposal System, TakeAway Environmental Return System™, Rx TakeAway Recovery and Reporting System™, Sharps Recovery System™ Needle Collection and Mailback Disposal, Sharps® MWMS™, Sharps Secure® Needle Collection and Containment System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, IsoWash® Linen Recovery System and Biohazard Spill Clean-Up Kit and Disposal System.

Concentration of Customers and Service Providers:  There is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2011, two customers represented approximately 33% of revenues. Those same two customers represented approximately 22%, or $660 thousand, of the total accounts receivable balance as of June 30, 2011. For the fiscal year ended June 30, 2010, two customers represented approximately 68% of revenues. Those same two customers represented approximately 27%, or $546 thousand, of the total accounts receivable balance at June 30, 2010.  For the fiscal year ended June 30, 2009, four customers represented approximately 48% of revenues. The Company may be adversely affected by its dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its products and (iii) the continued diversification of the Company’s products and services into additional markets outside of its traditional health care customer base.

Currently, the majority of Sharps transportation is sourced with the United States Postal Service (“USPS”), which consists of delivering the Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) from the end user to the Company’s facility.  The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s TakeAway Recovery System products from the end user to the Company’s facility. Management believes the risk of dependence on the USPS is mitigated by (i) the arrangement with UPS and (ii) the long-standing business relationship with and the successful performance by USPS.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:  The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company also maintains funds in high yield savings accounts, which are FDIC insured up to applicable limits. The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions.  The Company has not experienced any losses in such accounts.

Accounts Receivable: Accounts receivable consist primarily of amounts due to the Company from normal business activities.  Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.  The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company has a history of minimal uncollectible accounts.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory:  Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method.  At June 30, 2011, total inventory was $1.8 million of which $980 thousand was finished goods and $790 thousand was raw materials. At June 30, 2010, total inventory was $1.7 million of which $933 thousand was finished goods and $805 thousand was raw materials.

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

Intangible Assets:  Intangible assets consist of, (i) permit costs related to the Company’s incineration facility in Carthage, Texas, (ii) three patents, two acquired in June 1998 and one in November 2003, and (iii) defense costs related to certain existing patents. The permit costs are being amortized over the estimated life of the incinerator facility.  The one patent acquired in November 2003 is being amortized over its estimated useful life of seventeen years. During the fiscal years ended June 30, 2011, 2010 and 2009, the Company recorded amortization expense of $31 thousand, $28 thousand and $26 thousand, respectively.

As of June 30, 2011, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2012	$30
2013	16
2014	8
2015	8
2016	8
Thereafter	255
$325

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation expense for the fiscal years ended June 30, 2011, 2010 and 2009, was $871 thousand ($67 thousand included in cost of revenues and $804 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), $980 thousand ($52 thousand included in cost of revenues and $928 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and $704 thousand (included in general and administrative expenses in the Company’s consolidated statement of operations), respectively. The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company included approximately $1.0 million, $1.1 million and $15 thousand of excess tax benefits in its cash flows from financing activities for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The risk free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant.  Volatility, expected life and dividend yield are based on historical experience and activity.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the fiscal year ended June 30, 2011.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2011	2010	2009

Weighted average risk-free interest rate	0.7%	0.9%	2.1%
Weighted average expected volatility	67%	68%	61%
Weighted average expected life (in years)	4.40	3.55	3.09
Dividend yield	-	-	-

For stock-based awards granted on or after July 1, 2006, the Company considers an estimated forfeiture rate for stock options and RSUs based on historical experience and the anticipated forfeiture rates during the future contract life.

Revenue Recognition:   The Company recognizes revenue from product sales when goods are shipped or delivered, and title and risk of loss pass to the customer except for those sales via multiple-deliverable arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded.

Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarified guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way the Company allocates arrangement consideration to the separate units of accounting.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System™ (formerly the Sharps® Disposal by Mail Systems®) and various TakeAway Environmental Return Systems referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s facility.  The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s facility. Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

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

Advertising Costs:  Advertising costs are charged to expenses when incurred and totaled $510 thousand, $365 thousand and $46 thousand for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No such impairment losses were recognized during 2011, 2010 or 2009.

Employee Benefit Plans:  In addition to group health related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees.  The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%).  Company contributions to the 401(k) plan were $41 thousand, $31

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

thousand and $25 thousand for the fiscal years ended June 30, 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses. For purposes of the group health benefit plan and beginning February 1, 2011, the Company self insures an amount equal to the excess of the employees’ deductible (ranges from $1,000 for individual up to $3,000 for family coverage) up to the amount by which the third party insurance coverage begins (ranges from $11,000 for individual up to $33,000 for family coverage). Prior to February 1, 2011, the Company self-insured an amount equal to the excess of the employees’ deductible ($1,000 for individual and $2,000 for family coverage) up to the amount by which the third party insurance coverage begins ($5,000 for individual and $10,000 for family). The amount of liability at June 30, 2011 and 2010 was $12 thousand and $2 thousand respectively, and is included in “Accrued Liabilities”.

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

Use of Estimates:  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period.  The Company uses estimates to determine many reported amounts, including but not limited to: allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and valuation allowances, selling price used in multiple-deliverable arrangements and return rates used to estimate the percentage of container systems sold that will not be returned. Actual results could differ from these estimates.

Uncertain Tax Positions: The Company classifies interest and penalties associated with the payment of income taxes in the Other Income (Expense) section of its consolidated statements of operations. At June 30, 2011 and 2010, the Company did not have any uncertain tax positions. Tax return filings which are subject to review by local tax authorities by major jurisdiction are as follows:

•	United States – fiscal years ended June 30, 2008, 2009, 2010 and 2011
•	State of Texas – fiscal years ended June 30, 2007, 2008, 2009, 2010 and 2011
•	State of Georgia – fiscal years ended June 30, 2009, 2010 and 2011

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Internal Revenue Service recently conducted its audit of the Company’s U.S. Corporation Income Tax Return for the fiscal year ended June 30, 2009. The audit resulted in no material adjustments.

Recent Accounting Pronouncements:

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

In addition, the allowance for credit losses, the allowance for doubtful accounts, and as applicable any unearned income, any unamortized premiums and discounts, and any net unamortized deferred fees and costs, shall be disclosed in the financial statements. The Company adopted this guidance, as required for both interim and annual reporting periods, effective December 15, 2010. The adoption of this guidance does not impact the Company’s consolidated results of operations or financial position. The Company has included its Accounts Receivable policy in Note 2 – Summary of Significant Accounting Policies.

Reclassifications: Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications have not resulted in any changes to previously reported net income for any periods.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2011 and 2010, property and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2011	2010
Furniture and fixtures	3 to 5 years	$179	$166
Plant and equipment	3 to 17 years	4,897	4,654
Manufacturing	15 years	222	222
Computers and software	3 to 5 years	1,421	1,122
Leasehold improvements	3 to 15 years	949	872
Land		19	19
		7,687	7,055
Less: accumulated depreciation		2,337	1,424

Net property, plant and equipment		$5,350	$5,631

Total depreciation expense in the fiscal years ended June 30, 2011, 2010 and 2009 is $972 thousand, $768 thousand and $392 thousand, respectively. Depreciation expense included in cost of revenues in the fiscal years ended 2011, 2010 and 2009 was $650 thousand, $355 thousand and $31 thousand, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

The Company’s Credit Agreement with Wells Fargo Bank, National Association provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of June 30, 2011, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.7% as of June 30, 2011.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of June 30, 2011, the Company is in compliance with all the financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders. The Credit Agreement expires on July 15, 2012.

NOTE 5 - INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2011	2010	2009

Current
Federal	$(1,161)	$3,206	$74
State	(65)	322	47
	(1,226)	3,528	121

Deferred
Federal	(305)	1,535	(821)
State	15	16	-
	(290)	1,551	(821)
	$(1,516)	$5,079	$(700)

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 5 - INCOME TAXES (continued)

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2011, 2010 and 2009 is as follows:

	Year Ended June 30,
	2011	2010	2009

Statutory rate	34.0%	35.0%	35.0%
State income taxes, net	1.0%	1.3%	0.9%
Meals and entertainment	(0.4%)	0.2%	0.6%
Change in valuation allowance	0.0%	0.0%	(51.6%)
AMT benefit from stock-based compensation	0.0%	0.0%	0.4%
Section 199 deduction	(1.3%)	(1.0%)	0.0%	(1)
Return to provision differences	0.5%	(0.3%)	(5.3%)
	33.8%	35.2%	(20.0%)

(1) Section 199 refers to Internal Revenue Service deduction for Income Attributable to Manufacturing Activities

For the fiscal years ended June 30, 2011, 2010 and 2009, state income taxes relate to the Texas Margin Tax and Georgia Income Tax. For the fiscal years ended June 30, 2011, 2010 and 2009, the Company evaluated the need for a valuation allowance on its deferred tax asset balances. Based on that evaluation, the Company determined that it was more likely than not that the Company would realize these deferred tax assets and as such there was no valuation allowance provided.

At June 30, 2011 and 2010, significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

	June 30,
	2011	2010
Deferred tax assets relating to:
Stock compensation	413	263
AMT and research and development	317	-
Deferred rent	132	156
Inventory	124	-
Professional fees	50	56
Accrued vacation	21	20
Accounts receivable allowance	9	7
Deferred revenue	-	694
Net operating loss carryforwards	556	-
Total deferred tax assets	1,622	1,196

Deferred tax liablities related to depreciation differences	(671)	(610)

Net deferred tax assets	$951	$586

During the year ended June 30, 2011, the net deferred tax asset increased $365,000, primarily due to the generation of net operating loss carryforwards and other tax credits partially offset by the change in accounting method for unearned revenue. During the years ended June 30, 2011 and 2010, the Company utilized $0 and $3.9 million, respectively of net operating loss carryforwards for income tax purposes. In addition, during the years ended June 30, 2011, 2010 and 2009, $1.0 million, $1.1 million, and $0.0 million, respectively, of benefit was recorded to additional paid in capital which related to excess tax deductions for stock compensation accounted for in accordance with the FASB’s guidance as it related to stock-based compensation.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 5 - INCOME TAXES (continued)

At June 30, 2011, the Company had net operating loss and various tax credit carryforwards which expire as follows (dollars in millions):

Carryforwards	June 30, 2011	Expiration Date

Net operating loss	$1.6	June 30, 2032
Research and development credit	0.2	June 30, 2031
Mininum tax credit	0.1	Indefinite

NOTE 6 - EQUITY TRANSACTIONS

During the years ended June 30, 2011, 2010 and 2009, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Year Ended June 30,
	2011	2010	2009

Options Exercised	62,500	972,874	435,100

Proceeds (in thousands)	$49	$1,073	$451

Average exercise price per share	$0.78	$1.10	$1.04

In the second quarter of fiscal 2010, the Company completed a public offering of 577,146 shares, of which 77,146 were sold to cover the over-allotment option, at a price of $9.165 per share (net of underwriting commission).  The net proceeds of $4.8 million from the shares sold by the Company (net of direct offering expenses) was available to be used for general corporate purposes, including expansion of its product offerings, facilities and infrastructure to meet the continued expected growth of the Company.

NOTE 7 - STOCK BASED COMPENSATION

The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Stock Plan replaced the Sharps Compliance Corp. 1993 Stock Plan (the “1993 Plan”).    The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 1,000,000 shares of the Company’s common stock of which 176,500 shares are outstanding as of June 30, 2011. Options granted generally vest over a period of three years and expire seven years after the date of grant.  Restricted stock generally vests over one year.

The 1993 Plan, as amended, provided for the granting of stock-based compensation (stock options or restricted stock) of up to 4,000,000 shares of the Company’s common stock of which 711,626 shares are outstanding as of June 30, 2011. Options granted generally vest over a period of three years and expire seven years after the date of grant.  Restricted stock generally vested between one to three years.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 7 - STOCK BASED COMPENSATION (continued)

As of June 30, 2011, 2010 and 2009, options available for grant under the Plans are as follow:

June 30,	2010 Stock Plan	1993 Stock Plan	Total

2011	754,000	122,673	876,673
2010	-	105,173	105,173
2009	-	536,006	536,006

The summary of activity for all stock options during the fiscal years ended June 30, 2011, 2010 and 2009 is presented in the table below (in thousands):

	Options Outstanding	Weighted Average Exercise Price
Balance, June 30, 2008	1,657	$1.10
Granted	206	$2.10
Exercised	(435)	$1.04
Forfeited or canceled	(30)	$2.82

Balance, June 30, 2009	1,398	$1.17	(1)
Granted	416	$7.12
Exercised	(973)	$1.10
Forfeited or canceled	(49)	$5.57

Balance, June 30, 2010	792	$4.21	(2)
Granted	243	$4.55
Exercised	(63)	$0.79
Forfeited or canceled	(84)	$5.46

Balance at June 30, 2011	888	$4.43	(3)

Exercisable at June 30, 2011	504	$3.52

(1) Excludes 72 thousand shares of Restricted Stock
(2) Excludes 30 thousand shares of Restricted Stock
(3) Excludes 0 shares of Restricted Stock

The summary of activity for all restricted stock during the fiscal years ended June 30, 2011, 2010 and 2009 is presented in the table below (in thousands):

	Year Ended June 30,
	2011	2010	2009

Unvested at beginning of the year	30	72	101
Granted	70	52	307
Vested	(100)	(84)	(242)
Forfeited	-	(10)	(94)

Unvested at end of the year	-	30	72

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 7 - STOCK BASED COMPENSATION (continued)

The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2011, 2010, and 2009 was $4.65, $9.81 and $2.07, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2011, 2010 and 2009 was $4.41, $6.78 and $3.35, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2011 (in thousands except per share amount):

	Options Exercisable

Range of Exercise Price	Exercisable as of June 30, 2011	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $1.99	152	1.26	$0.79
$2.00 - $3.99	186	4.02	$2.36
$4.00 - $5.99	330	6.35	$4.49
$6.00 - $7.99	1	5.67	$6.60
$8.00- $10.00	219	5.89	$8.60
	888		$4.43

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2011 (in thousands except per share amount):

	Options Exercisable

Range of Exercise Price	Exercisable as of June 30, 2011	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $1.99	152	1.26	$0.79
$2.00 - $3.99	186	4.02	$2.36
$4.00 - $5.99	51	5.96	$4.46
$6.00 - $7.99	1	5.67	$6.60
$8.00- $10.00	114	6.58	$8.58
	504		$3.52

As of June 30, 2011, there was $608 thousand of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.0 years

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases:  The Company leases 190,489 square feet of space in Houston, Texas and College Park, Georgia.  The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. The leases expire from April 2014 to April 2015 with options to renew the Company’s

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

leases for warehouses for 5 years and for office space 10 years. Rent expense for the fiscal years ended June 30, 2011, 2010 and 2009 was $1.5 million, $1.2 million and $436 thousand, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2011 are as follows (in thousands):

Year Ending June 30,

2012	$1,424
2013	1,437
2014	1,436
2015	770

$5,067

Other:
Under an agreement with a manufacturing company who produces the Pitch-It™ IV Poles, the Company is subject to a minimum annual purchase commitment of $600,000 for each subsequent calendar year succeeding the first thirteen calendar months following the effective date of the agreement December 21, 2007 through February 2012. The Company complied with such purchase commitments through June 30, 2011.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011, 2010 and 2009

NOTE 9 - EARNINGS PER SHARE (continued)

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amount):

	Year Ended June 30,
	2011	2010	2009

Net income (loss), as reported	$(2,975)	$9,356	$4,197

Weighted average common shares outstanding	14,944	14,176	12,908
Effect of dilutive stock options	-	776	1,088
Weighted average diluted common shares outstanding	14,944	14,952	13,996

Net income (loss) per common share
Basic	$(0.20)	$0.66	$0.33
Diluted	$(0.20)	$0.63	$0.30

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	550	241	-

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables show quarterly financial information for the years ended June 30, 2011 and June 30, 2010. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

	Quarter Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Total revenues	$5,233	$4,611	$4,518	$5,033
Cost of revenues	$3,421	$3,385	$3,109	$3,256
Operating income (loss)	$(1,222)	$(1,200)	$(1,118)	$(996)
Net income (loss)	$(797)	$(807)	$(659)	$(712)
Net income (loss) per share - diluted	$(0.05)	$(0.05)	$(0.04)	$(0.05)
Weighted average shares-diluted	14,907	14,920	14,948	15,000

	Quarter Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Total revenues	$15,379	$15,985	$3,639	$4,152
Cost of revenues	$4,488	$5,327	$2,756	$2,930
Operating income (loss)	$8,982	$8,439	$(1,439)	$(1,584)
Net income (loss)	$5,819	$5,617	$(975)	$(1,105)
Net income (loss) per share - diluted	$0.40	$0.38	$(0.07)	$(0.07)
Weighted average shares-diluted	14,527	14,883	14,585	14,779