Form 10-Q
period 2011-09-30
SHARPS COMPLIANCE CORP
filed 2011-11-03
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

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
Yes ☒ No 

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

As of  November 2, 2011, there were 15,067,427 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,414	$18,280
Accounts receivable, net of allowance for doubtful accounts of $29 and
$26, respectively	2,844	3,065
Inventory	1,943	1,770
Prepaid and other current assets	872	857
Deferred income taxes	258	203
TOTAL CURRENT ASSETS	24,331	24,175

PROPERTY, PLANT AND EQUIPMENT, net	5,211	5,350

DEFERRED INCOME TAXES, non-current	878	748

INTANGIBLE ASSETS, net of accumulated amortization of $234 and
$227, respectively	353	325

TOTAL ASSETS	$30,773	$30,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,156	$965
Accrued liabilities	1,424	1,260
Deferred revenue	1,851	1,724
TOTAL CURRENT LIABILITIES	4,431	3,949

LONG-TERM DEFERRED REVENUE	396	401

OTHER LONG TERM LIABILITIES	262	383

TOTAL LIABILITIES	5,089	4,733

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized;
15,067 and 15,053 shares issued and outstanding, respectively	151	151
Additional paid-in capital	21,746	21,602
Retained earnings	3,787	4,112
TOTAL STOCKHOLDERS' EQUITY	25,684	25,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,773	$30,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended September 30,
	2011	2010
	(Unaudited)

REVENUES	$5,743	$5,233

COSTS AND EXPENSES
Cost of revenues	3,924	3,421
Selling, general and administrative	2,210	2,375
Special charge	-	570
Depreciation and amortization	107	89
TOTAL COSTS AND EXPENSES	6,241	6,455

OPERATING LOSS	(498)	(1,222)

OTHER INCOME (LOSS)
Other income (loss)	(3)	13
TOTAL OTHER INCOME (LOSS)	(3)	13

LOSS BEFORE INCOME TAXES	(501)	(1,209)

INCOME TAX BENEFIT
Current	(2)	(361)
Deferred	(174)	(51)
TOTAL INCOME TAX BENEFIT	(176)	(412)

NET LOSS	$(325)	$(797)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.05)

Diluted	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE:

Basic	15,065	14,907
Diluted	15,065	14,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balances, June 30, 2010	14,891,754	$149	$19,705	$7,087	$26,941

Exercise of stock options	62,500	1	48	-	49

Stock-based
compensation	-	-	871	-	871

Issuance of restricted stock	99,062	1	(1)	-	-

Excess tax benefit from
stock-based award activity	-	-	979	-	979

Net Income	-	-	-	(2,975)	(2,975)

Balances, June 30, 2011	15,053,316	151	21,602	4,112	25,865

Exercise of stock options*	14,103	-	13	-	13

Stock-based
compensation*	-	-	119	-	119

Excess tax benefit from
stock-based award activity*	-	-	12	-	12

Net Loss*	-	-	-	(325)	(325)

Balances, September 30, 2011*	15,067,419	$151	$21,746	$3,787	$25,684

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-Months Ended
	September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(325)	$(797)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	270	250
Loss on disposal of fixed assets	13	-
Stock- based compensation expense	119	215
Excess tax benefits from stock-based award activity	(12)	(7)
Deferred tax benefit	(174)	(51)
Changes in operating assets and liabilities:
Decrease in accounts receivable	221	88
Increase in inventory	(173)	(154)
(Increase) decrease in prepaid and other current assets	(15)	1,550
Increase in accounts payable and accrued liabilities	234	330
Increase in deferred revenue	123	313
NET CASH PROVIDED BY OPERATING ACTIVITIES	281	1,737

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(137)	(144)
Additions to intangible assets	(35)	(62)
NET CASH USED IN INVESTING ACTIVITIES	(172)	(206)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	12	7
Proceeds from exercise of stock options	13	2
NET CASH PROVIDED BY FINANCING ACTIVITIES	25	9

NET INCREASE IN CASH AND CASH EQUIVALENTS	134	1,540

CASH AND CASH EQUIVALENTS, beginning of period	18,280	18,068

CASH AND CASH EQUIVALENTS, end of period	$18,414	$19,608

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2011, the results of its operations and cash flows for the three months ended September 30, 2011 and 2010 and stockholders’ equity for the year ended June 30, 2011 and three months ended September 30, 2011. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2012.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

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

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarified guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way the Company allocates arrangement consideration to the separate units of accounting.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway Environmental Return Systems™ referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

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

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of amounts due to us from our normal business activities.  Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.  The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company has a history of minimal uncollectible accounts.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of September 30, 2011.

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2011 was 35.1% compared to 34.1% for the three months ended September 30, 2010 and 33.8% for the fiscal year ended June 30, 2011.  The increase in the effective rate is primarily due to a decrease in the anticipated benefit relating to the Domestic Production Activities Deduction and the decrease in the state income tax rate.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

The Company’s Credit Agreement with Wells Fargo Bank, National Association provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of September 30 2011, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.9% as of September 30, 2011.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of September 30, 2011, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders. The Credit Agreement expires on July 15, 2012.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation for the three months ended September 30, 2011 and 2010 was $119 thousand ($20 thousand included in cost of revenues and $99 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations) and $215 thousand ($19 thousand included in cost of revenues and $196 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations), respectively. Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital. The Company’s excess tax benefits included in its cash flows from financing activities for the three months ended September 30, 2011 and 2010 was $12 thousand and $7 thousand, respectively.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended
	September 30,
	2011	2010
	(Unaudited)

Net loss, as reported	$(325)	$(797)

Weighted average common shares outstanding	15,065	14,907
Effect of dilutive stock options	-	-
Weighted average diluted common shares outstanding	15,065	14,907

Net loss per common share
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Employee stock options excluded from computation
of dilutive income per share amounts because their
effect would be anti-dilutive	520	389

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2011 and 2010, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended
	September 30,
	2011	2010
	(Unaudited)

Options exercised	14,103	2,000
Proceeds (in thousands)	$13	$2
Average exercise price per share	$0.95	$0.84

As of September 30, 2011, there was $508 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 1.8 years.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30,	June 30,
	2011	2011
	(Unaudited)
Raw materials	$1,048	$790
Finished goods	895	980
Total	$1,943	$1,770

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

GENERAL

Sharps Compliance Corp. is a leading full-service provider of cost-effective management solutions for medical waste, used healthcare materials and unused dispensed medications. Our solutions facilitate the proper treatment of numerous types of medical waste, used healthcare materials and unused dispensed medications, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused dispensed prescription and over-the-counter drugs and medications.  We serve customers in multiple markets such as government (federal, state and local), home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our distinct solution offerings best fit their needs for the collection, storage, return transportation and treatment of their or their patients’ medical waste and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and ultimately properly treat their or their patients’ medical waste or unused dispensed medications through pre-paid mail services primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth. The Company’s primary solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System™, Complete Needle™ Collection and Disposal System, TakeAway Environmental Return System™, Rx TakeAway Recovery and Reporting System™, Sharps Recovery System™ Needle Collection and Mailback Disposal, Sharps® MWMS™, Sharps Secure® Needle Collection and Containment System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, IsoWash® Linen Recovery System and Biohazard Spill Clean-Up Kit and Disposal System.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2011 and 2010. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended September 30,
	2011	%	2010	%
	(Unaudited)

Revenue	$5,743	100.0%	$5,233	100.0%

Cost of revenue	3,924	68.3%	3,421	65.4%
Gross profit	1,819	31.7%	1,812	34.6%

SG&A expense	2,210	38.5%	2,375	45.4%
Special charge	-	0.0%	570	10.9%
Depreciation and amortization	107	1.9%	89	1.7%

Operating loss	(498)	(8.7%)	(1,222)	(23.4%)

Other income (loss)	(3)	(0.1%)	13	0.2%

Loss before income taxes	$(501)	(8.7%)	$(1,209)	(23.1%)
Income tax benefit	(176)	(3.1%)	(412)	(7.9%)
Net loss	$(325)	(5.7%)	$(797)	(15.2%)

Net loss per share
Basic	$(0.02)		$(0.05)
Diluted	$(0.02)		$(0.05)

THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Total revenues for the three months ended September 30, 2011 of $5.7 million increased by $0.5 million, or 9.7%, over the total revenues for the three months ended September 30, 2010 of $5.2 million. Billings by market are as follows (in thousands):

	Three-Months Ended September 30,
	(Unaudited)
	2011	2010	Variance

BILLINGS BY MARKET:
Home Health Care	$1,767	$2,013	$(246)
Retail	1,723	1,892	(169)
U.S Government Contract	722	380	342
Core Government	125	220	(95)
Professional	702	472	230
Assisted Living / Hospitality	300	280	20
Pharmaceutical	270	130	140
Other	269	349	(80)
Subtotal	5,878	5,736	142
GAAP Adjustment *	(135)	(503)	368
Revenue Reported	$5,743	$5,233	$510

*Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.  See Note 3 “Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

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

The increase in revenues is primarily attributable to increased billings in the U.S. Government Contract ($0.3 million), Professional ($0.2 million) and Pharmaceutical ($0.1 million) markets.  These increases in billings were partially offset by decreased billings in the Home Health Care ($0.2 million), Retail ($0.2 million) and Core Government ($0.1 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The increase in the U.S. Government contract market billings is due to the start of the second option year, which includes a higher payment for increased maintenance service fees than the first option year. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities, new website and corresponding promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. In addition, the Professional market billings increased due to higher distributor network sales to the professional market which were up based on ordering patterns. The increase in the Pharmaceutical market billings is due to the timing of customer orders; including one of two patient support programs announced in August 2011 which launched earlier than expected. The programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The decrease in billings in the Home Health Care market was primarily due to timing of sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. The decrease in the Retail market is primarily due to higher sales in the prior year of the Sharps TakeAway Environmental Return System™ as a result of the initial rollout of the solution to the country’s largest drugstore chain. Partially offsetting this decrease was sales from the initial fill of the Complete Needle™ Collection & Disposal System in the country’s largest drugstore chain. The level of Core Government market billings reflects the completion of the VA Pilot Program. The VA has assigned an internal representative to evaluate the pilot and what a potential nationwide rollout would entail. Revenue was positively impacted by an increase in the GAAP adjustment of $0.4 million primarily related to the mix of products sold in the prior year and the impact on deferrals.

Cost of revenues for the three months ended September 30, 2011 of $4.0 million was 68.3% of revenues.  Cost of revenues for the three months ended September 30, 2010 of $3.4 million was 65.4% of revenue.  The lower gross margin for the quarter ended September 30, 2011 of 31.7% (versus 34.6% for the quarter ended September 30, 2010) was due to unscheduled maintenance and repairs at the Company’s treatment facility and up-front costs related to the initial rollout of the Complete Needle™ Collection & Disposal System.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 of $2.2 million, decreased by $0.2 million, from SG&A expenses of $2.4 million for the three months ended September 30, 2010.  The decrease in SG&A is primarily due to lower compensation and benefit expense including payroll tax of $0.3 million (primarily due to timing of employee hires and terminations). The decrease was partially offset by increased professional expenses of $0.1 million (primarily due to regulatory and consulting fees, legal fees, audit and related fees and other sales-related consulting fees).

During the first quarter of fiscal year 2011, the Company recorded a special charge of $0.6 million on a pre-tax basis, or $0.02 per diluted loss per share, which represents expenses incurred with the retirement of the Company’s former Chief Executive Officer, Dr. Burton Kunik. The special charge consists of (i) severance-related items totaling $0.5 million and (ii) non-cash stock-based compensation expense of $0.1 million (resulting from accelerated vesting of stock option awards). The Company paid Dr. Kunik $0.1 million in September 2010 and $0.4 million in April 2011 related to the expenses noted above.

The Company generated an operating loss of $0.5 million for the three months ended September 30, 2011 compared to an operating loss of $1.2 million for the three months ended September 30, 2010.  The operating margin was (8.7%) for the three months ended September 30, 2011 compared to (23.4%) for the three months ended September 30, 2010. The improvement in operating loss is a result of the higher sales volume as well as strong cost discipline and focused use of resources on targeted markets primarily Retail, Pharmaceutical, Professional and Core Government markets (discussed above).

The Company generated a loss before tax of $0.5 million for the three months ended September 30, 2011 versus a loss before tax of $1.2 million for the three months ended September 30, 2010. The improvement in income before tax is a result of a lower operating loss (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2011 was 35.1% compared to 34.1% for the three months ended September 30, 2010 and 33.8% for the fiscal year ended June 30, 2011. The increase in the effective rate is primarily due to a decrease in the anticipated benefit relating to the Domestic Production Deduction Activities and the decrease in the state income tax rate.

The Company generated a net loss of $0.3 million for the three months ended September 30, 2011 compared to a net loss of $0.8 million for the three months ended September 30, 2010.  The improvement is result of a lower operating loss (discussed above).

The Company reported diluted loss per share of ($0.02) for the three months ended September 30, 2011 versus diluted loss per share of ($0.05) for the three months ended September 30, 2010.  The improvement in diluted earnings per share is a result of a lower operating loss (discussed above).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as professional offices, retail pharmacies, communities, consumers, pharmaceutical manufacturers, government agencies, health care facilities, individual self-injectors and commercial organizations become more aware of the need for the proper treatment of medical sharps waste, used healthcare materials and unused dispensed medications as well as alternatives to traditional methods of disposal.

Recent data from the Human Capital Management Services Group indicates that the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system has tripled over the past ten years to 7.8 billion each year and the number of self-injectors in the country has increased to 13.5 million over the same period.  The Company estimates that it would require over 80 million Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) products to properly dispose of all such syringes, which would equate to a market opportunity of over $2 billion.

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

The Sharps®MWMS™, a Medical Waste Management System (“MWMS”), is a comprehensive medical waste and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. In February 2009, the Company announced a $40 million contract (the “U.S. Government Contract”) award to provide its Sharps®MWMS™ to a major U.S. government agency. The total contract is expected to be executed over a five year period (one year plus four option years). On February 1, 2009, the Company received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, $22.5 million was recognized in the first half of fiscal year 2010). In January 2010, Sharps was awarded the first option year (ended January 31, 2011) valued at approximately $1.6 million and was recognized from February 1, 2010 through January 31, 2011. In January 2011, Sharps was awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and is to be recognized from February 1, 2011 through January 31, 2012. There is expected to be approximately $3.0 million in revenue in calendar year 2011 for the maintenance component of the contract including $1.5 million in the second half of calendar year 2011 ($0.7 million was recognized in the first quarter of fiscal year 2012). The remaining two option years are expected to be approximately

$3.0 million per contract year. Although, the Company believes the amounts above to be reasonable based upon the underlying contract and its current project plan, it makes no assurances regarding the actual recognition of revenue by fiscal year, which could vary significantly from that noted above. The successful execution of this program demonstrates the attractiveness of our integrated, full-service system that enables government agencies and commercial organizations to completely outsource the planning and execution of their emergency preparedness and disaster relief planning as it relates to medical waste handling and rapid response capabilities.  In addition to the Sharps®MWMS™, we continue to add similar full-service, patient support programs with major pharmaceutical manufacturers whereby we provide a customized Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) along with fulfillment, inventory management, storage and data services, as well as provide critical patient usage data that assists the manufacturers in assessing drug effectiveness and compliance.

In January 2010, the Company announced a pilot program with the United States Department of Veterans Affairs (“VA”). The program was launched within the VA Capitol Health Care Network (“Veterans Integrated Service Network 5” or “VISN 5”), which provided quality health care for eligible veterans in Maryland and portions of Virginia, West Virginia, and Pennsylvania, as well as the District of Columbia.  The pilot allowed each of the participating medical centers within the VISN 5 region, both inpatient and outpatient, to provide the Sharps Recovery System™ (formerly known as the Sharps® Disposal By Mail System®) and the TakeAway Environmental Return System™ solutions to their patients.  Since its original launch, the pilot program expanded to include eight VISN’s (encompassing twenty-two states plus the District of Columbia). There are a total of twenty-three VISN’s in the VA System. The VISN network is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year. The VA Pilot, which was completed in the first quarter of fiscal year 2012, was conducted in 22 states plus the District of Columbia. The VA has assigned an internal representative to evaluate the pilot and what a potential nationwide rollout would entail.

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional and Government (both Core and U.S. Government contract) markets. The Company also serves the Home Health Care, Assisted Living/Hospitality and Other markets. The Pharmaceutical market billings for the three months ended September 30, 2011 more than doubled over the prior year as a result of timing of customer orders primarily related to the early initiation of one of the two patient support programs awarded in August 2011 with major pharmaceutical manufacturers. The Company expects the second program to rollout in the December 2011 quarter and expects both to be fully implemented over a six- to nine-month period. The combined programs are expected to generate annual revenue in excess of $2.0 million once fully implemented. Another patient support program, announced in October 2011, is expected to launch in the March 2012 quarter with estimated annual revenue generation in excess of $1.0 million after a six- to nine-month implementation period.

In October 2011, the Company announced the promotional program being offered for the Complete Needle™ Collection & Disposal System in support of National Diabetes Month sponsored by a leading global insulin manufacturer and the nation’s largest drugstore chain. Within this promotion program, the pharmaceutical manufacturer and the retail pharmacy in effect purchase the solutions from the Company and provide it at no cost to the user through rebates and redemption codes printed at the register. The Company believes this could serve as a model program for the country and that larger participation and sponsorship of the offering by other retail channels as well as additional drug and ancillary product manufacturers could follow.

The Company currently has a cash balance of $18.4 million and no debt as of September 30, 2011. Under the Company’s Credit Agreement (“the Credit Agreement”) with Wells Fargo, National Association, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $0.1 million to $18.4 million at September 30, 2011 from $18.3 million at June 30, 2011. The increase in cash and cash equivalents is primarily due to the timing of collections from orders related to billings in the current quarter and fourth quarter of fiscal year 2011.

Accounts receivable decreased by $0.3 million to $2.8 million at September 30, 2011 from $3.1 million at June 30, 2011. The decrease is due to higher billings in June 2011 which were collected during the first quarter of fiscal year of 2012.

Inventory increased by $0.2 million to $2.0 million at September 30, 2011 from $1.8 million at June 30, 2011.  The increase in inventory is due to build up of new product lines in the current quarter in preparation for new programs.

Property, plant and equipment, net decreased by $139 thousand to $5.2 million at September 30, 2011 from $5.3 million at June 30, 2011.  The decrease in property and equipment is related to depreciation expense of $263 thousand, partially offset by capital expenditures of $137 thousand. The capital expenditures are attributable primarily to the purchase of, (i) computer equipment, new website project and custom software programming of $114 thousand, (ii) manufacturing and assembly equipment including molds, dies and printing plates of $12 thousand primarily for new product development, (iii) treatment facility improvement of $5 thousand and (iv) general leasehold improvements for the warehouse of $6 thousand.

Stockholders’ equity decreased by $0.2 million to $25.7 million at September 30, 2011 from $25.9 million at June 30, 2011.  This decrease is primarily attributable to (i) a net loss for the three months ended September 30, 2011 of $0.3 million. The impact was partially offset by (i) the effect on equity (credit) of non-cash stock based award expense of $0.1 million and (ii) the excess tax benefits from stock-based award activity of $12 thousand.

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

Credit Facility

The Company’s Credit Agreement with Wells Fargo Bank, National Association provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of September 30 2011, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 2.9% as of September 30, 2011.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of September 30, 2011, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders. The Credit Agreement expires on July 15, 2012.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $5.0 million line of credit with Wells Fargo Bank will be sufficient to fund operations for the twelve months ending September 30, 2012.

CRITICAL ACCOUNTING ESTIMATES

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

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarified guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way the Company allocates arrangement consideration to the separate units of accounting.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway Environmental Return Systems™ referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting standards that impact the Company’s consolidated financial statements as of September 30, 2011.

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

As of September 30, 2011, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2011 for the Company’s risk factors.  During the quarter ended September 30, 2011, there have been no changes to the Company’s risk factors.

ITEM 4. [REMOVED and RESERVED]

ITEM 6. EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 3, 2011	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 3, 2011	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)