Form 10-Q
period 2011-12-31
SHARPS COMPLIANCE CORP
filed 2012-02-01
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

As of January 30, 2012, there were 15,096,291 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,343	$18,280
Accounts receivable, net of allowance for doubtful accounts of $24 and
$26, respectively	2,600	3,065
Inventory	2,483	1,770
Prepaid and other current assets	917	857
Deferred income taxes	233	203
TOTAL CURRENT ASSETS	24,576	24,175

PROPERTY, PLANT AND EQUIPMENT, net	4,993	5,350

DEFERRED INCOME TAXES, non-current	890	748

INTANGIBLE ASSETS, net of accumulated amortization of $242 and
$227, respectively	376	325

TOTAL ASSETS	$30,835	$30,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,193	$965
Accrued liabilities	1,331	1,260
Deferred revenue	1,773	1,724
TOTAL CURRENT LIABILITIES	4,297	3,949

LONG-TERM DEFERRED REVENUE	329	401

OTHER LONG TERM LIABILITIES	240	383

TOTAL LIABILITIES	4,866	4,733

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized;
15,096 and 15,053 shares issued and outstanding, respectively	151	151
Additional paid-in capital	22,003	21,602
Retained earnings	3,815	4,112
TOTAL STOCKHOLDERS' EQUITY	25,969	25,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,835	$30,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended December 31,
	2011	2010
	(Unaudited)

REVENUES	$6,212	$4,611

COSTS AND EXPENSES
Cost of revenues	4,065	3,385
Selling, general and administrative	1,997	2,339
Depreciation and amortization	116	87
TOTAL COSTS AND EXPENSES	6,178	5,811

OPERATING INCOME (LOSS)	34	(1,200)

OTHER INCOME
Other income	9	15
TOTAL OTHER INCOME	9	15

INCOME (LOSS) BEFORE INCOME TAXES	43	(1,185)

INCOME TAX EXPENSE (BENEFIT)
Current	2	(981)
Deferred	13	603
TOTAL INCOME TAX EXPENSE (BENEFIT)	15	(378)

NET INCOME (LOSS)	$28	$(807)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.05)

Diluted	$0.00	$(0.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME (LOSS) PER COMMON SHARE:

Basic	15,077	14,920
Diluted	15,404	14,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Six-Months
	Ended December 31,
	2011	2010
	(Unaudited)

REVENUES	$11,955	$9,844

COSTS AND EXPENSES
Cost of revenues	7,989	6,806
Selling, general and administrative	4,207	4,714
Special charge	-	570
Depreciation and amortization	223	176
TOTAL COSTS AND EXPENSES	12,419	12,266

OPERATING LOSS	(464)	(2,422)

OTHER INCOME
Other income	6	28
TOTAL OTHER INCOME	6	28

LOSS BEFORE INCOME TAXES	(458)	(2,394)

INCOME TAX EXPENSE (BENEFIT)
Current	-	(1,342)
Deferred	(161)	552
TOTAL INCOME TAX BENEFIT	(161)	(790)

NET LOSS	$(297)	$(1,604)

NET LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.11)

Diluted	$(0.02)	$(0.11)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE:

Basic	15,071	14,914
Diluted	15,071	14,914

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balances, June 30, 2010	14,891,754	$149	$19,705	$7,087	$26,941

Exercise of stock options	62,500	1	48	-	49

Stock-based
compensation	-	-	871	-	871

Issuance of restricted stock	99,062	1	(1)	-	-

Excess tax benefit from
stock-based award activity	-	-	979	-	979

Net Loss	-	-	-	(2,975)	(2,975)

Balances, June 30, 2011	15,053,316	151	21,602	4,112	25,865

Exercise of stock options*	14,103	-	13	-	13

Stock-based
compensation*	-	-	376	-	376

Issuance of restricted stock*	28,872	-	-	-	-

Excess tax benefit from
stock-based award activity*	-	-	12	-	12

Net Loss*	-	-	-	(297)	(297)

Balances, December 31, 2011*	15,096,291	$151	$22,003	$3,815	$25,969

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-Months Ended
	December 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(297)	$(1,604)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	548	499
Loss on disposal of property, plant and equipment	13	-
Stock-based compensation expense	376	507
Excess tax benefits from stock-based award activity	(12)	(964)
Deferred tax (benefit) expense	(161)	552
Changes in operating assets and liabilities:
Decrease in accounts receivable	465	19
Increase in inventory	(713)	(383)
Increase in prepaid and other current assets	(60)	(441)
Increase in accounts payable and accrued liabilities	156	861
(Decrease) increase in deferred revenue	(23)	99
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	292	(855)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(189)	(248)
Additions to intangible assets	(65)	(84)
NET CASH USED IN INVESTING ACTIVITIES	(254)	(332)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	12	964
Proceeds from exercise of stock options	13	2
NET CASH PROVIDED BY FINANCING ACTIVITIES	25	966

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63	(221)

CASH AND CASH EQUIVALENTS, beginning of period	18,280	18,068

CASH AND CASH EQUIVALENTS, end of period	$18,343	$17,847

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2011, the results of its operations and cash flows for the three and six months ended December 31, 2011 and 2010 and stockholders’ equity for the year ended June 30, 2011 and six months ended December 31, 2011. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2012.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of December 31, 2011.

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for the six months ended December 31, 2011 was 35.2% compared to 33.0% for the six months ended December 31, 2010 and 33.8% for the fiscal year ended June 30, 2011.  The effective tax rate for the six months ended December 31, 2011 is higher due the expected impact of state income taxes as a result of forecasted fiscal year 2012 income.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

The Company’s Credit Agreement with Wells Fargo Bank, National Association provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of December 31, 2011, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 3.1% as of December 31, 2011.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of December 31, 2011, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders. The Credit Agreement expires on July 15, 2012.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation for the three months ended December 31, 2011 and 2010 was $257 thousand ($18 thousand included in cost of revenues and $239 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations) and $292 thousand ($25 thousand included in cost of revenues and $267 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations), respectively. Total stock-based compensation for the six months ended December 31, 2011 and 2010 was $376 thousand ($38 thousand included in cost of revenues and $338 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations) and $507 thousand ($45 thousand included in cost of revenues and $462 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations), respectively.

Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital. The Company’s excess tax benefits included in its cash flows from financing activities for the six months ended December 31, 2011 and 2010 was $12 thousand and $964 thousand, respectively.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net income (loss), as reported	$28	$(807)	$(297)	$(1,604)

Weighted average common shares outstanding	15,077	14,920	15,071	14,914
Effect of dilutive stock options	327	-	-	-
Weighted average diluted common shares outstanding	15,404	14,920	15,071	14,914

Net income (loss) per common share
Basic	$0.00	$(0.05)	$(0.02)	$(0.11)
Diluted	$0.00	$(0.05)	$(0.02)	$(0.11)

Employee stock options excluded from computation
of dilutive income per share amounts because their
effect would be anti-dilutive	513	412	538	412

NOTE 9 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2011 and 2010, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Options exercised	-	-	14,103	2,000
Proceeds (in thousands)	$-	$-	$13	$2
Average exercise price per share	$-	$-	$0.95	$0.84

As of December 31, 2011, there was $991 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.4 years.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31,	June 30,
	2011	2011
	(Unaudited)
Raw materials	$1,271	$790
Finished goods	1,212	980
Total	$2,483	$1,770

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

GENERAL

Sharps Compliance Corp. is a leading full-service provider of cost-effective solutions designed for the proper management of for medical waste, used healthcare materials and unused dispensed medications. Our solutions facilitate the proper treatment of numerous types of medical waste, used healthcare materials and unused dispensed medications, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused dispensed prescription and over-the-counter drugs and medications.  We serve customers in multiple markets such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), government (federal, state and local), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our distinct solution offerings best fit their needs for the collection, storage, return transportation and treatment of their or their patients’ medical waste and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and ultimately properly treat their or their patients’ medical waste or unused dispensed medications through pre-paid mail services primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth. The Company’s primary solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System™, Complete Needle™ Collection and Disposal System, TakeAway Environmental Return System™, Rx TakeAway Recovery and Reporting System™, Sharps Recovery System™ Needle Collection and Mailback Disposal, Sharps® MWMS™, Sharps Secure® Needle Collection and Containment System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, IsoWash® Linen Recovery System and Biohazard Spill Clean-Up Kit and Disposal System.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2011 and 2010. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2011	%	2010	%	2011	%	2010	%
	(Unaudited)				(Unaudited)

Revenues	$6,212	100.0%	$4,611	100.0%	$11,955	100.0%	$9,844	100.0%

Cost of revenues	4,065	65.4%	3,385	73.4%	7,989	66.8%	6,806	69.1%
Gross profit	2,147	34.6%	1,226	26.6%	3,966	33.2%	3,038	30.9%

SG&A expense	1,997	32.1%	2,339	50.7%	4,207	35.2%	4,714	47.9%
Special charge	-	0.0%	-	0.0%	-	0.0%	570	5.8%
Depreciation and amortization	116	1.9%	87	1.9%	223	1.9%	176	1.8%

Operating income (loss)	34	0.5%	(1,200)	(26.0%)	(464)	(3.9%)	(2,422)	(24.6%)

Other income	9	0.1%	15	0.3%	6	0.1%	28	0.3%

Income (loss) before income taxes	$43	0.7%	$(1,185)	(25.7%)	$(458)	(3.8%)	$(2,394)	(24.3%)
Income tax expense (benefit)	15	0.2%	(378)	(8.2%)	(161)	(1.3%)	(790)	(8.0%)
Net income (loss)	$28	0.5%	$(807)	(17.5%)	$(297)	(2.5%)	$(1,604)	(16.3%)

Net income (loss) per share
Basic	$0.00		$(0.05)		$(0.02)		$(0.11)
Diluted	$0.00		$(0.05)		$(0.02)		$(0.11)

Weighted Average Shares Outstanding
Basic	15,077		14,920		15,071		14,914
Diluted	15,404		14,920		15,071		14,914

THREE MONTHS ENDED DECEMBER 31, 2011 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

Total revenues for the three months ended December 31, 2011 of $6.2 million increased by $1.6 million, or 34.7%, over the total revenues for the three months ended December 31, 2010 of $4.6 million. Billings by market are as follows (in thousands):

	Three-Months Ended December 31,
	(Unaudited)
	2011	2010	Variance

BILLINGS BY MARKET:
Home Health Care	$1,740	$1,642	$98
Retail	1,303	771	532
U.S Government Contract	722	380	342
Core Government	90	69	21
Professional	720	519	201
Pharmaceutical	709	47	662
Assisted Living / Hospitality	269	293	(24)
Other	434	331	103
Subtotal	5,987	4,052	1,935
GAAP Adjustment *	225	559	(334)
Revenue Reported	$6,212	$4,611	$1,601

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($0.7 million), Retail ($0.5 million), U.S. Government contract ($0.3 million), Professional ($0.2 million) and Home Health Care ($0.1 million) markets.  The increase in the Pharmaceutical market billings is due to the timing of customer orders including resupply orders for existing patient support programs and the launch during the quarter of one of three new patient support programs announced in August and October 2011. The programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in the Retail market is primarily due to higher sales to pharmacies in support of the 2011 flu shot season. The percentage of flu shots and other injections administered in the retail pharmacy setting continues to grow as retailers are moving aggressively to provide more health care services to their customers. Further contributing to the increase in retail billings for the quarter over prior year is a shift in ordering patterns by retail pharmacies toward a just-in-time basis as opposed to stocking up on systems as they had previously ordered. U.S. Government contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The increase in the U.S. Government contract market billings is due to the start of the second option year, which includes a higher payment for increased maintenance service fees than the first option year. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities, new website and corresponding promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. The increase in billings in the Home Health Care market was primarily due to timing of sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. Revenue was negatively impacted by an increase in the GAAP adjustment of $0.3 million primarily related to the mix of products sold in the prior year and the impact of deferrals.

Cost of revenues for the three months ended December 31, 2011 of $4.1 million was 65.4% of revenues.  Cost of revenues for the three months ended December 31, 2010 of $3.4 million was 73.4% of revenues.  The higher gross margin for the quarter ended December 31, 2011 of 34.6% (versus 26.6% for the quarter ended December 31, 2010) was due to the leverage inherent in the business due to increased sales volume.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2011 of $2.0 million, decreased by $0.3 million, from SG&A expenses of $2.3 million for the three months ended December 31, 2010.  The decrease in SG&A is primarily due to (i) decreased professional expenses of $0.2 million (primarily due to regulatory and consulting fees, legal fees, audit and related fees and other sales-related consulting fees) and (ii) lower compensation and benefit expense including payroll tax of $0.1 million (primarily due to timing of employee hires and terminations and stock-based compensation).

The Company generated operating income of $34 thousand for the three months ended December 31, 2011 compared to an operating loss of $1.2 million for the three months ended December 31, 2010.  The operating margin was 0.5% for the three months ended December 31, 2011 compared to (26.0%) for the three months ended December 31, 2010. The improvement in operating income is a result of the higher sales volume as well as strong cost discipline and focused use of resources on targeted markets primarily Retail, Pharmaceutical, Professional and Core Government markets (discussed above).

The Company generated income before tax of $43 thousand for the three months ended December 31, 2011 versus a loss before tax of $1.2 million for the three months ended December 31, 2010. The improvement in income before tax is a result of the increase in operating income (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2011 was 34.9% compared to 31.9% for the three months ended December 31, 2010 and 33.8% for the fiscal year ended June 30, 2011. The effective tax rate for the three months ended December 31, 2011 is higher due to the expected impact of state income taxes as a result of forecasted fiscal year 2012 income.

The Company generated net income of $28 thousand for the three months ended December 31, 2011 compared to a net loss of $0.8 million for the three months ended December 31, 2010.  The improvement is a result of improved operating income (discussed above).

The Company reported diluted income per share of $0.00 for the three months ended December 31, 2011 versus diluted loss per share of ($0.05) for the three months ended December 31, 2010.  The improvement in diluted earnings per share is a result of net income in the current quarter (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2011 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2010

Total revenues for the six months ended December 31, 2011 of $12.0 million increased by $2.1 million, or 21.4%, over the total revenues for the six months ended December 31, 2010 of $9.8 million. Billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2011	2010	Variance

BILLINGS BY MARKET:
Home Health Care	$3,507	$3,655	$(148)
Retail	3,026	2,663	363
U.S. Government Contract	1,444	760	684
Core Government	215	289	(74)
Professional	1,422	991	431
Pharmaceutical	979	177	802
Assisted Living / Hospitality	569	573	(4)
Other	703	680	23
Subtotal	11,865	9,788	2,077
GAAP Adjustment *	90	56	34
Revenue Reported	$11,955	$9,844	$2,111

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($0.8 million), U.S. Government Contract ($0.7 million), Professional ($0.4 million) and Retail ($0.4 million) markets.  These increases in billings were partially offset by decreased billings in the Home Health Care ($0.1 million) and Core Government ($0.1 million) markets. The increase in the Pharmaceutical market billings is due to the timing of customer orders including resupply orders for existing patient support programs and the launch during the quarter of one of three new patient support programs announced in August and October 2011. The programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The increase in the U.S. Government contract market billings is due to the start of the second option year, which includes a higher payment for increased maintenance service fees than the first option year. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities, new website and corresponding promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. In addition, the Professional market billings increased due to higher distributor network sales to the professional market which were up based on ordering patterns. The increase in the Retail market is primarily due to sales from the initial fill of the Complete Needle™ Collection & Disposal System in the country’s largest drugstore chain and a shift in ordering patterns by retail pharmacies for the 2011 flu shot season over prior year. The decrease in billings in the Home Health Care market was primarily due to timing of sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. The level of Core Government market billings reflects the completion of the VA Pilot Program. The VA has assigned an internal representative to evaluate the pilot and what a potential nationwide rollout would entail.

Cost of revenues for the six months ended December 31, 2011 of $8.0 million was 66.8% of revenues.  Cost of revenues for the six months ended December 31, 2010 of $6.8 million was 69.1% of revenue.  The higher gross margin for the six months ended December 31, 2011 of 33.2% (versus 30.9% for the six months ended December 31, 2010) was due to the leverage inherent in the business due to increased sales volume offset by unscheduled maintenance and repairs at the Company’s treatment facility and up-front costs related to the initial rollout of the Complete Needle™ Collection & Disposal System.

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2011 of $4.2 million, decreased by $0.5 million, from SG&A expenses of $4.7 million for the six months ended December 31, 2010.  The decrease in SG&A is primarily due to (i) lower compensation and benefit expense including payroll tax of $0.2 million (primarily due to timing of employee hires and terminations), (ii) lower miscellaneous expense of $0.2 million (primarily related lower to recruiting fees and stock-based compensation expense) and (iii) lower professional fees of $0.2 million (primarily due to regulatory and consulting fees, legal fees and other sales-related consulting fees. The decrease was partially offset by increased marketing expense of $0.1 million (primarily due to consulting expenses and timing of new campaigns).

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

The Company generated an operating loss of $0.5 million for the six months ended December 31, 2011 compared to an operating loss of $2.4 million for the six months ended December 31, 2010.  The operating margin was (3.9%) for the six months ended December 31, 2011 compared to (24.6%) for the six months ended December 31, 2010. The improvement in operating loss is a result of the higher sales volume as well as strong cost discipline and focused use of resources on targeted markets primarily Retail, Pharmaceutical, Professional and Core Government markets (discussed above).

The Company generated a loss before tax of $0.5 million for the six months ended December 31, 2011 versus a loss before tax of $2.4 million for the six months ended December 31, 2010. The improvement in loss before tax is a result of a lower operating loss (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2011 was 35.2% compared to 33.0% for the six months ended December 31, 2010 and 33.8% for the fiscal year ended June 30, 2011. The effective tax rate for the six months ended December 31, 2011 is higher due to the expected impact of state income taxes as a result of forecasted fiscal year 2012 income.

The Company generated a net loss of $0.3 million for the six months ended December 31, 2011 compared to a net loss of $1.6 million for the six months ended December 31, 2010.  The improvement is result of a lower operating loss (discussed above).

The Company reported diluted loss per share of $0.02 for the six months ended December 31, 2011 versus diluted loss per share of ($0.11) for the six months ended December 31, 2010.  The improvement in diluted earnings per share is a result of a lower net loss (discussed above).

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

The Company continues to develop new solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™ ), the Medical/Professional TakeAway Recovery System™ and the RX TakeAway Recovery and Reporting System which offers the collection, storage, audit, witnessed treatment and documentation of unused medications such as flu vaccines, Tamiflu, and Relenza. These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products.   The Company continues to develop solution offerings designed to facilitate the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed medication to better serve our customers and the environment. The Company believes its future growth will be driven by, among other items: (i) the convergence of issues regarding the environment, the cost of health care and changes in our health care delivery system and cost-savings initiatives which influence the decision process of our customers, (ii) the effects of the Company’s extensive multi-layered marketing and awareness efforts and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed.

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

The Company continues to add full-service, patient support programs with major pharmaceutical manufacturers whereby we provide a customized Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) along with fulfillment, inventory management, storage and data services, as well as provide critical patient usage data that assists the manufacturers in assessing drug effectiveness and compliance.

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

In February 2009, the Company launched Sharps®MWMS™, a Medical Waste Management System (“MWMS”), which is a comprehensive medical waste and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting.

The successful execution of the U.S. government contract program from the product build out in calendar year 2009 through the end of the second option year for maintenance services demonstrates the attractiveness of our integrated, full-service system that enables government agencies and commercial organizations to completely outsource the planning and execution of their emergency preparedness and disaster relief planning as it relates to medical waste handling and rapid response capabilities.

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional and Core Government markets. The Company also serves the Home Health Care, Assisted Living/Hospitality and Other markets. The Pharmaceutical market billings for the six months ended December 31, 2011 increased over $0.8 million over the prior year as a result of timing of customer orders including resupply orders for existing patient support programs and the launch during the period of one of three new patient support programs announced in August and October 2011. The combined programs are expected to generate annual revenue in excess of $3.0 million once fully implemented after a six- to nine-month implementation period.

In October 2011, the Company announced the promotional program being offered for the Complete Needle™ Collection & Disposal System in support of National Diabetes Month sponsored by a leading global insulin manufacturer and the nation’s largest drugstore chain. Within this promotion program, the pharmaceutical manufacturer and the retail pharmacy in effect purchased the solutions from the Company and provided it at no cost to the user through rebates and redemption codes printed at the register. The Company believes this could serve as a model program for the country and that larger participation and sponsorship of the offering by other retail channels as well as additional drug and ancillary product manufacturers could follow. The Company also believes that similar sponsorship could be available for its TakeAway line of products for unused medications.

The Company currently has a cash balance of $18.3 million and no debt as of December 31, 2011. Under the Company’s Credit Agreement (“the Credit Agreement”) with Wells Fargo, National Association, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

RECENT DEVELOPMENTS

On January 13, 2012, the Company was notified by a department of the U. S. Government, acting on behalf of the Division of Strategic National Stockpile (“DSNS”) that the maintenance contract will not be renewed for the third option year (beginning February 1, 2012) and that the contract would be terminated effective January 31, 2012. This non-renewal was preceded by a letter dated December 2, 2011 advising the Company of the U.S. Government’s intent to exercise the third option year.

In February 2009, the Company signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMS™, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMS™ is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. We received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, and $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, the Company was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million which was recognized from February 1, 2010 through January 31, 2011.  In January 2011, we were awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and is to be recognized from February 1, 2011 through January 31, 2012. The remaining two option years were expected to be approximately $3.0 million per contract year.

Although not stated in the notice provided by the U.S. Government, the Company believes the action is part of a budget reduction program being implemented by the DSNS.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by less than $0.1 million to $18.3 million at December 31, 2011 from $18.3 million at June 30, 2011. The increase in cash and cash equivalents is primarily due to the timing of collections from orders related to billings in the current quarter and fourth quarter of fiscal year 2011, offset somewhat by the inventory buildup in the current quarter (discussed below).

Accounts receivable decreased by $0.5 million to $2.6 million at December 31, 2011 from $3.1 million at June 30, 2011. The decrease is due to higher billings in June 2011 which were collected during the first quarter of fiscal year of 2012.

Inventory increased by $0.7 million to $2.5 million at December 31, 2011 from $1.8 million at June 30, 2011.  The increase in inventory is due to buildup of new product lines in the current quarter in preparation for new programs.

Property, plant and equipment, net decreased by $357 thousand to $5.0 million at December 31, 2011 from $5.3 million at June 30, 2011.  The decrease in property and equipment is related to depreciation expense of $533 thousand, partially offset by capital expenditures of $189 thousand.The capital expenditures are attributable primarily to the purchase of, (i) computer equipment, new website project and custom software programming of $137 thousand, (ii) manufacturing and assembly equipment including molds, dies and printing plates of $22 thousand primarily for new product development, (iii) treatment facility improvement of $17 thousand and (iv) general leasehold improvements for the warehouse and office equipment of $13 thousand.

Stockholders’ equity increased by $0.1 million to $26.0 million at December 31, 2011 from $25.9 million at June 30, 2011.  This increase is primarily attributable to (i) the effect on equity (credit) of non-cash stock based award expense of $0.4 million and (ii) the excess tax benefits from stock-based award activity of $12 thousand. The impact was partially offset by a net loss for the six months ended December 31, 2011 of $0.3 million.

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

Credit Facility

The Company’s Credit Agreement with Wells Fargo Bank, National Association provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of December 31, 2011, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 3.1% as of December 31, 2011.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of December 31, 2011, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders. The Credit Agreement expires on July 15, 2012.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $5.0 million line of credit with Wells Fargo Bank will be sufficient to fund operations for the twelve months ending December 31, 2012.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of December 31, 2011.

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

As of December 31, 2011, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2011 for the Company’s risk factors.  During the quarter ended December 31, 2011, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: February 1, 2012	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 1, 2012	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)