Form 10-Q
period 2012-03-31
SHARPS COMPLIANCE CORP
filed 2012-05-03
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 1, 2012, there were 15,179,187 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,582	$18,280
Accounts receivable, net of allowance for doubtful accounts of $28 and
$26, respectively	3,951	3,065
Inventory	2,456	1,770
Prepaid and other current assets	896	857
Deferred income taxes	275	203
TOTAL CURRENT ASSETS	24,160	24,175

PROPERTY, PLANT AND EQUIPMENT, net	4,892	5,350

DEFERRED INCOME TAXES, non-current	1,241	748

INTANGIBLE ASSETS, net of accumulated amortization of $249 and
$227, respectively	397	325

TOTAL ASSETS	$30,690	$30,598

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,255	$965
Accrued liabilities	1,195	1,260
Deferred revenue	1,933	1,724
TOTAL CURRENT LIABILITIES	4,383	3,949

LONG-TERM DEFERRED REVENUE	354	401

OTHER LONG-TERM LIABILITIES	218	383

TOTAL LIABILITIES	4,955	4,733

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000 shares authorized;
15,179 and 15,053 shares issued and outstanding, respectively	152	151
Additional paid-in capital	22,288	21,602
Retained earnings	3,295	4,112
TOTAL STOCKHOLDERS' EQUITY	25,735	25,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,690	$30,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended March 31,
	2012	2011
	(Unaudited)

REVENUES	$5,291	$4,518

COSTS AND EXPENSES
Cost of revenues	3,766	3,109
Selling, general and administrative	2,218	2,438
Depreciation and amortization	115	89
TOTAL COSTS AND EXPENSES	6,099	5,636

OPERATING LOSS	(808)	(1,118)

OTHER INCOME
Other income	8	14
TOTAL OTHER INCOME	8	14

LOSS BEFORE INCOME TAXES	(800)	(1,104)

INCOME TAX EXPENSE (BENEFIT )
Current	63	81
Deferred	(343)	(526)
TOTAL INCOME TAX BENEFIT	(280)	(445)

NET LOSS	$(520)	$(659)

NET LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.04)

Diluted	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
NET LOSS PER COMMON SHARE:

Basic	15,111	14,948
Diluted	15,111	14,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Nine-Months
	Ended March 31,
	2012	2011
	(Unaudited)

REVENUES	$17,246	$14,362

COSTS AND EXPENSES
Cost of revenues	11,755	9,915
Selling, general and administrative	6,425	7,152
Special charge	-	570
Depreciation and amortization	338	265
TOTAL COSTS AND EXPENSES	18,518	17,902

OPERATING LOSS	(1,272)	(3,540)

OTHER INCOME
Other income	14	42
TOTAL OTHER INCOME	14	42

LOSS BEFORE INCOME TAXES	(1,258)	(3,498)

INCOME TAX EXPENSE (BENEFIT)
Current	63	(1,261)
Deferred	(504)	26
TOTAL INCOME TAX BENEFIT	(441)	(1,235)

NET LOSS	$(817)	$(2,263)

NET LOSS PER COMMON SHARE
Basic	$(0.05)	$(0.15)

Diluted	$(0.05)	$(0.15)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE:

Basic	15,084	14,925
Diluted	15,084	14,925

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balances, June 30, 2010	14,891,754	$149	$19,705	$7,087	$26,941

Exercise of stock options	62,500	1	48	-	49

Stock-based
compensation	-	-	871	-	871

Issuance of restricted stock	99,062	1	(1)	-	-

Excess tax benefit from
stock-based award activity	-	-	979	-	979

Net Loss	-	-	-	(2,975)	(2,975)

Balances, June 30, 2011	15,053,316	151	21,602	4,112	25,865

Exercise of stock options*	79,751	1	56	-	57

Stock-based
compensation*	-	-	569	-	569

Issuance of restricted stock*	46,120	-	-	-	-

Excess tax benefit from
stock-based award activity*	-	-	61	-	61

Net Loss*	-	-	-	(817)	(817)

Balances, March 31, 2012*	15,179,187	$152	$22,288	$3,295	$25,735

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-Months Ended
	March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(817)	$(2,263)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	829	751
Loss on disposal of property, plant and equipment	13	-
Stock-based compensation expense	569	686
Excess tax benefits from stock-based award activity	(61)	(939)
Deferred tax (benefit) expense	(504)	26
Changes in operating assets and liabilities:
Increase in accounts receivable	(886)	(109)
Increase in inventory	(686)	(341)
Increase in prepaid and other current assets	(39)	(382)
Increase in accounts payable and accrued liabilities	60	1,072
Increase in deferred revenue	162	6
NET CASH USED IN OPERATING ACTIVITIES	(1,360)	(1,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(362)	(556)
Additions to intangible assets	(94)	(125)
NET CASH USED IN INVESTING ACTIVITIES	(456)	(681)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	61	939
Proceeds from exercise of stock options	57	3
NET CASH PROVIDED BY FINANCING ACTIVITIES	118	942

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,698)	(1,232)

CASH AND CASH EQUIVALENTS, beginning of period	18,280	18,068

CASH AND CASH EQUIVALENTS, end of period	$16,582	$16,836

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2012, the results of its operations and cash flows for the three and nine months ended March 31, 2012 and 2011 and stockholders’ equity for the year ended June 30, 2011 and nine months ended March 31, 2012. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2012.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of March 31, 2012.

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for the nine months ended March 31, 2012 was 35.1% compared to 35.3% for the nine months ended March 31, 2011 and 33.8% for the fiscal year ended June 30, 2011.  The Company received a Federal Tax refund of $0.5 million in April 2012 which related to the carryback of losses incurred thru June 30, 2011. This amount is included in Prepaid and Other Current Assets as of March 31, 2012.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

The Company’s Credit Agreement with Wells Fargo Bank, National Association provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of March 31, 2012, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2012, the maturity date of the Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 3.0% as of March 31, 2012.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of March 31, 2012, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders. The Credit Agreement expires on July 15, 2012. The Company is in current discussions with the lender and expects to extend the Credit Agreement with similar terms.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation for the three months ended March 31, 2012 and 2011 was $193 thousand ($15 thousand included in cost of revenues and $178 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations) and $179 thousand ($5 thousand included in cost of revenues and $174 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations), respectively. Total stock-based compensation for the nine months ended March 31, 2012 and 2011 was $569 thousand ($53 thousand included in cost of revenues and $516 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations) and $686 thousand ($50 thousand included in cost of revenues and

$636 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations), respectively.

Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital. The Company’s excess tax benefits included in its cash flows from financing activities for the nine months ended March 31, 2012 and 2011 was $61 thousand and $939 thousand, respectively.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net loss, as reported	$(520)	$(659)	$(817)	$(2,263)

Weighted average common shares outstanding	15,111	14,948	15,084	14,925
Effect of dilutive stock options	-	-	-	-
Weighted average diluted common shares outstanding	15,111	14,948	15,084	14,925

Net loss per common share
Basic	$(0.03)	$(0.04)	$(0.05)	$(0.15)
Diluted	$(0.03)	$(0.04)	$(0.05)	$(0.15)

Employee stock options excluded from computation
of dilutive income per share amounts because their
effect would be anti-dilutive	833	390	833	390

NOTE 9 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2012 and 2011, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Options exercised	65,648	3,000	79,751	5,000
Proceeds (in thousands)	$43	$2	$56	$3
Average exercise price per share	$0.66	$0.60	$0.71	$0.70

As of March 31, 2012, there was $833 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.27 years.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31,	June 30,
	2012	2011
	(Unaudited)
Raw materials	$1,276	$790
Finished goods	1,180	980
Total	$2,456	$1,770

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2012 and 2011. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2012	%	2011	%	2012	%	2011	%
	(Unaudited)				(Unaudited)

Revenues	$5,291	100.0%	$4,518	100.0%	$17,246	100.0%	$14,362	100.0%

Cost of revenues	3,766	71.2%	3,109	68.8%	11,755	68.2%	9,915	69.0%
Gross profit	1,525	28.8%	1,409	31.2%	5,491	31.8%	4,447	31.0%

SG&A expense	2,218	41.9%	2,438	54.0%	6,425	37.3%	7,152	49.8%
Special charge	-	0.0%	-	0.0%	-	0.0%	570	4.0%
Depreciation and amortization	115	2.2%	89	2.0%	338	2.0%	265	1.8%

Operating loss	(808)	(15.3%)	(1,118)	(24.7%)	(1,272)	(7.4%)	(3,540)	(24.6%)

Other income	8	0.2%	14	0.3%	14	0.1%	42	0.3%

Loss before income taxes	$(800)	(15.1%)	$(1,104)	(24.4%)	$(1,258)	(7.3%)	$(3,498)	(24.4%)
Income tax benefit	(280)	(5.3%)	(445)	(9.8%)	(441)	(2.6%)	(1,235)	(8.6%)
Net loss	$(520)	(9.8%)	$(659)	(14.6%)	$(817)	(4.7%)	$(2,263)	(15.8%)

Net loss per share
Basic	$(0.03)		$(0.04)		$(0.05)		$(0.15)
Diluted	$(0.03)		$(0.04)		$(0.05)		$(0.15)

Weighted Average Shares Outstanding
Basic	15,111		14,948		15,084		14,925
Diluted	15,111		14,948		15,084		14,925

THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Total revenues for the three months ended March 31, 2012 of $5.3 million increased by $0.8 million, or 17.1%, over the total revenues for the three months ended March 31, 2011 of $4.5 million. Billings by market are as follows (in thousands):

	Three-Months Ended March 31,
	(Unaudited)
	2012	2011	Variance

BILLINGS BY MARKET:
Home Health Care	$1,478	$1,615	$(137)
Retail	1,399	810	589
Pharmaceutical	870	72	798
Professional	815	439	376
Assisted Living / Hospitality	368	373	(5)
U.S Government Contract	241	608	(367)
Core Government	110	226	(116)
Other	189	310	(121)
Subtotal	5,470	4,453	1,017
GAAP Adjustment *	(179)	65	(244)
Revenue Reported	$5,291	$4,518	$773

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
This quarterly report on Form 10-Q contains certain financial information not dervied in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported. Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies. Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($0.8 million), Retail ($0.6 million) and Professional ($0.4 million) markets.  The increase in billings was partially offset by decreased billings in the U.S. Government contract ($0.4 million), Home Health Care ($0.1 million) and Core Government ($0.1 million) markets. The increase in the Pharmaceutical market billings is due to the continued roll-out of two new programs and initial launch during the quarter of a third new patient support program. The programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in the Retail market is primarily due to a strong level of orders by the retail pharmacies in advance of the 2012 flu shot season as well as increased immunizations administered in the retail setting. The percentage of flu shots and other injections administered in the retail pharmacy setting continues to grow as retailers are moving aggressively to provide more health care services to their customers. Partially offsetting this increase was prior year sales to a large national retail pharmacy and two food and drug chains which selected the Company’s TakeAway™ Environmental Return System™ envelope solution to feature in their pharmacies across the nation. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities,
e-commerce focused website, trade show participation and internet-based promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. U.S. Government contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009.The decrease in the U.S. Government contract market billings is due to the non-renewal of the third option year for the maintenance phase of the contract. In January 2012, the Company was notified by a department of the U. S. Government, acting on behalf of the Division of Strategic National Stockpile (“DSNS”), that the maintenance contract would not be renewed for the third option year (beginning February 1, 2012). The decrease in billings in the Home Health Care market was primarily due to timing of sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. The level of Core Government market billings reflects the completion of the VA Pilot Program. The VA has assigned an internal representative to evaluate the pilot and what a potential nationwide rollout would entail. Revenue was negatively impacted by an increase in the GAAP adjustment of $0.2 million primarily related to the mix of products sold in the prior year and the impact of deferrals.

Cost of revenues for the three months ended March 31, 2012 of $3.8 million was 71.2% of revenues.  Cost of revenues for the three months ended March 31, 2011 of $3.1 million was 68.8% of revenues.  The lower gross margin for the quarter ended March 31, 2012 of 28.8% (versus 31.2% for the quarter ended March 31, 2011) was due to facility costs launched in 2009 in conjunction with the U.S. government contract that was terminated as of January 31, 2012.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2012 of $2.2 million, decreased by $0.2 million, from SG&A expenses of $2.4 million for the three months ended March 31, 2011.  The decrease in SG&A is primarily due to decreased professional expenses of $0.3 million (primarily due to regulatory and consulting fees, legal fees, audit and related fees and recruiting fees). The decrease was offset by increased sales and marketing related expenses.

The Company generated operating loss of $0.8 million for the three months ended March 31, 2012 compared to an operating loss of $1.1 million for the three months ended March 31, 2011.  The operating margin was (15.3%) for the three months ended March 31, 2012 compared to (24.7%) for the three months ended March 31, 2011. The improvement in operating loss is a result of the higher sales volume as well as strong cost discipline and focused use of resources on targeted markets primarily Retail, Pharmaceutical, Professional and Core Government markets (discussed above).

The Company generated loss before tax of $0.8 million for the three months ended March 31, 2012 versus a loss before tax of $1.1 million for the three months ended March 31, 2011. The improvement in the loss before tax is a result of the increase in operating income (discussed above).

The Company’s effective tax rate for the three months ended March 31, 2012 was 35.0% compared to 40.3% for the three months ended March 31, 2011 and 33.8% for the fiscal year ended June 30, 2011.

The Company generated a net loss of $0.5 million for the three months ended March 31, 2012 compared to a net loss of $0.7 million for the three months ended March 31, 2011.  The improvement is a result of lower operating loss (discussed above).

The Company reported diluted loss per share of ($0.03) for the three months ended March 31, 2012 versus diluted loss per share of ($0.04) for the three months ended March 31, 2011. The improvement in diluted earnings per share is a result of a lower net loss in the current quarter (discussed above).

NINE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2011

Total revenues for the nine months ended March 31, 2012 of $17.2 million increased by $2.9 million, or 20.1%, over the total revenues for the nine months ended March 31, 2011 of $14.4 million. Billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2012	2011	Variance

BILLINGS BY MARKET:
Home Health Care	$4,985	$5,270	$(285)
Retail	4,425	3,473	952
Pharmaceutical	1,849	249	1,600
Professional	2,237	1,430	807
Assisted Living / Hospitality	937	946	(9)
U.S. Government Contract	1,685	1,367	318
Core Government	325	516	(191)
Other	892	990	(98)
Subtotal	17,335	14,241	3,094
GAAP Adjustment *	(89)	121	(210)
Revenue Reported	$17,246	$14,362	$2,884

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

This quarterly report on Form 10-Q contains certain year-to-date financial information not derived in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported.  Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies.  Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($1.6 million), Retail ($1.0 million), Professional ($0.8 million) and U.S. Government Contract ($0.3 million) markets.  These increases in billings were partially offset by decreased billings in the Home Health Care ($0.3 million) and Core Government ($0.2 million) markets. The increase in the Pharmaceutical market billings is due to the timing of customer orders including resupply orders for existing patient support programs and the launch of three new patient support programs announced in August and October 2011. The programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in the Retail market is primarily due to sales from the initial fill of the Complete Needle™ Collection & Disposal System in the country’s largest drugstore chain (totaling $0.5 million), a strong 2011 flu shot season, orders in advance of the 2012 flu shot season and more immunizations administered in the retail setting. Partially offsetting this increase was prior year sales of $1.3 million related to the initial orders of the Company’s TakeAway™ Environmental Return System™ envelope solution by two large retail pharmacy chains and several food and drug chains to address growing concerns regarding the hazards of unused medications in the home and environment. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities, new website and corresponding promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009.The increase in the U.S. Government contract market billings is due to the beginning of the second option year, which included a higher payment for increased maintenance service fees than the first option year partially offset by the non-renewal of the third option year beginning February 1, 2012 (discussed above). The decrease in billings in the Home Health Care market was primarily due to timing of sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. The level of Core Government market billings reflects the completion of the VA Pilot Program. The VA has assigned an internal representative to evaluate the pilot and what a potential nationwide rollout would entail. Revenue was negatively impacted by an increase in the GAAP adjustment of $0.2 million primarily related to the mix of products sold in the prior year and the impact of deferrals.

Cost of revenues for the nine months ended March 31, 2012 of $11.8 million was 68.2% of revenues.  Cost of revenues for the nine months ended March 31, 2011 of $9.9 million was 69.0% of revenue.  The higher gross margin for the nine months ended March 31, 2012 of 31.8% (versus 31.0% for the nine months ended March 31, 2011) was due to the leverage inherent in the business due to increased sales volume offset by unscheduled maintenance and repairs at the Company’s treatment facility and up-front costs related to the initial rollout of the Complete Needle™ Collection & Disposal System as well as facility costs launched in 2009 in conjunction with the U.S. government contract that was terminated as of January 31, 2012.

Selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2012 of $6.4 million, decreased by $0.8 million, from SG&A expenses of $7.2 million for the nine months ended March 31, 2011.  The decrease in SG&A is primarily due to (i) lower professional fees of $0.4 million (primarily due to regulatory and consulting fees, legal fees and other sales-related consulting fees), (ii) lower compensation and benefit expense including payroll tax of $0.2 million (primarily due to timing of employee hires and terminations) and (iii) lower miscellaneous expense of $0.2 million (primarily related lower to recruiting fees). The decrease was partially offset by increased sales and marketing related expense of $0.1 million.

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

The Company generated an operating loss of $1.3 million for the nine months ended March 31, 2012 compared to an operating loss of $3.5 million for the nine months ended March 31, 2011.  The operating margin was (7.4%) for the nine months ended March 31, 2012 compared to (24.6%) for the nine months ended March 31, 2011. The improvement in operating loss is a result of the higher sales volume as well as strong cost discipline and focused use of resources on targeted markets primarily Retail, Pharmaceutical, Professional and Core Government markets (discussed above).

The Company generated a loss before tax of $1.3 million for the nine months ended March 31, 2012 versus a loss before tax of $3.5 million for the nine months ended March 31, 2011. The improvement in loss before tax is a result of a lower operating loss (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2012 was 35.1% compared to 35.3% for the nine months ended March 31, 2011 and 33.8% for the fiscal year ended June 30, 2011.

The Company generated a net loss of $0.8 million for the nine months ended March 31, 2012 compared to a net loss of $2.3 million for the nine months ended March 31, 2011.  The improvement is result of a lower operating loss (discussed above).

The Company reported diluted loss per share of ($0.05) for the nine months ended March 31, 2012 versus diluted loss per share of ($0.15) for the nine months ended March 31, 2011.  The improvement in diluted earnings per share is a result of a lower net loss (discussed above).

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

In February 2009, the Company launched Sharps®MWMS™, a Medical Waste Management System (“MWMS”), which is a comprehensive medical waste and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. In connection with the launch in 2009, the Company signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMS™, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMS™ is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. We received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, and $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, the Company was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million which was recognized from February 1, 2010 through January 31, 2011.  In January 2011, we were awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and was recognized from February 1, 2011 through January 31, 2012. The remaining two option years were expected to be approximately $3.0 million per contract year. On January 13, 2012, the Company was notified by a department of the U. S. Government, acting on behalf of the Division of Strategic National Stockpile (“DSNS”) that the maintenance contract would not be renewed for the third option year (beginning February 1, 2012) and that the contract would be terminated effective January 31, 2012. This non-renewal was preceded by a letter dated December 2, 2011 advising the Company of the U.S. Government’s intent to exercise the third option year. Although not stated in the notice provided by the U.S. Government, the Company believes the action is part of a budget reduction program being implemented by the DSNS.

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional and Core Government markets. The Company also serves the Home Health Care, Assisted Living/Hospitality and Other markets. The Pharmaceutical market billings for the nine months ended March 31, 2012 increased $1.6 million over the prior year as a result of timing of customer orders including resupply orders for existing patient support programs and the launch during the period of three new patient support programs announced in August and October 2011. The combined new programs are expected to generate annual revenue in excess of $3.0 million once fully implemented after a six- to nine-month implementation period.

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

The Company currently has a cash balance of $16.6 million and no debt as of March 31, 2102. Under the Company’s Credit Agreement (“the Credit Agreement”) with Wells Fargo, National Association, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available. The Company received a Federal Tax refund of $0.5 million in April 2012 which related to the carryback of losses incurred thru June 30, 2011. This amount is included in Prepaid and Other Current Assets as of March 31, 2012.

RECENT DEVELOPMENTS

On May 2, 2012, the Company announced a marketing alliance with Daniels Sharpsmart Inc., which it believes creates a significant strategic advantage for both firms. The Company can now offer a convenient and cost effective waste management solution to customers and prospects with a combination of multi-site and multiple-sized facilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $1.7 million to $16.6 million at March 31, 2012 from $18.3 million at June 30, 2011. The decrease in cash and cash equivalents is primarily due to the timing of collections from orders related to billings in March 2012 and inventory buildup for new product lines (discussed below). The Company received a federal income tax refund of $0.5 million in April 2012.

Accounts receivable increased by $0.9 million to $4.0 million at March 31, 2012 from $3.1 million at June 30, 2011. The increase is due to due higher billings in March 2012.

Inventory increased by $0.7 million to $2.5 million at March 31, 2012 from $1.8 million at June 30, 2011.  The increase in inventory is due to buildup of new product lines in preparation for new programs.

Working capital decreased $0.4 million to $19.8 million at March 31, 2012 from $20.2 million at June 30, 2011 as a result of the increase in current liabilities of $0.4 million due to timing of payments partially offset by the changes in cash and cash equivalents, accounts receivable and inventory (discussed above).

Property, plant and equipment, net decreased by $0.4 thousand to $4.9 million at March 31, 2012 from $5.3 million at June 30, 2011.  The decrease in property and equipment is related to depreciation expense of $807 thousand, partially offset by capital expenditures of $362 thousand. The capital expenditures are attributable primarily to the purchase of, (i) computer equipment, new website project and custom software programming of $157 thousand, (ii) general leasehold improvements and warehouse equipment of $99 thousand, (iii) manufacturing and assembly equipment including molds, dies and printing plates of $81 thousand primarily for new product development and (iv) treatment facility improvement of $25 thousand.

Stockholders’ equity decreased by $0.2 to $25.7 million at March 31, 2012 from $25.9 million at June 30, 2011.  This decrease is primarily attributable to a net loss for the nine months ended March 31, 2012 of $0.8 million.  The impact was partially offset by (i) the effect on equity (credit) of non-cash stock based award expense of $0.6 million and (ii) the excess tax benefits from stock-based award activity of $61 thousand.

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

Credit Facility

The Company’s Credit Agreement with Wells Fargo Bank, National Association provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. As of March 31, 2012, the Company had no outstanding borrowings, $106 thousand in letters of credit outstanding, and $4.9 million of credit available.

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

The Company estimates that the interest rate applicable to the borrowings under the Credit Agreement would be approximately 3.0% as of March 31, 2012.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million and not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0. As of March 31, 2012, the Company is in compliance with all financial covenants. The Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders. The Credit Agreement expires on July 15, 2012. The Company is in current discussions with the lender and expects to extend the Credit Agreement with similar terms.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its $5.0 million line of credit with Wells Fargo Bank will be sufficient to fund operations for the twelve months ending March 31, 2013.  The Company received a federal income tax refund of $0.5 million in April 2012.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of March 31, 2012.

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

As of March 31, 2012, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2011 for the Company’s risk factors.  During the quarter ended March 31, 2012, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 3, 2012	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 3, 2012	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)