Form 10-K
period 2012-06-30
SHARPS COMPLIANCE CORP
filed 2012-08-30
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐

As of December 31, 2011, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $52.1 million (based on the closing price of $4.11 on December 30, 2011 as reported by The NASDAQ Capital Market).

The number of common shares outstanding of the Registrant was 15,206,127 as of August 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 15, 2012 are incorporated by reference into Part III.

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

COMPANY OVERVIEW

Sharps Compliance Corp. is a leading full-service provider of cost-effective management solutions for medical waste, used health care materials and unused dispensed medications. Our solutions facilitate the proper treatment of numerous types of items, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused consumer dispensed prescription and over-the-counter drugs and medications.  We serve customers in multiple markets such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), government (federal, state and local), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our distinct solution offerings best fit their needs for the collection, storage, return transportation and treatment of their or their patients’ medical waste, used healthcare materials and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and properly treat their or their patients’ medical waste, used healthcare materials or unused dispensed medications through a variety of solutions and products transported primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth.

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

We believe that demand for our cost-effective medical waste management solutions has been increasing due to several factors.  First, communities, consumers, government and health care and commercial organizations are increasingly becoming aware of the need to properly treat medical waste and unused dispensed medication as federal and state regulatory bodies continue to provide guidance and enact legislation which mandate the proper disposal of medical waste outside the hospital setting to protect the general public and workers from potential exposure to contagious diseases and health and safety risks. Second, there is heightened public awareness and growing demand for influenza vaccines that are driving demand for our solutions both in the short-term to address the immediate flu shot needs and in the long-term as the public increasingly obtains its immunizations from retail locations and clinics. Third, there continues to be an increase for the Complete Needle™ which is focused on the traditional under-served home self-injector required to regularly use needles or syringes for their health and well-being. Fourth, there is growing demand for Sharps TakeAway Environmental Recovery System™ solutions for unused, non-controlled prescriptions and over-the-counter medications.  Additionally, there is increased competition by pharmaceutical manufacturers to differentiate themselves by offering products such as our Sharps Recovery System® to their participants, which allows for proper containment, return and treatment of the needles or injection devices utilized in therapy. Our proprietary SharpsTracer™ system tracks the return of the Sharps Recovery System® by the patient to the treatment facility, where the package is scanned and weighed prior to treatment. This data is electronically available to the pharmaceutical manufacturer which assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up for improved outcomes. Finally, we believe that customers in many of the sectors we serve, such as physicians, dentists, veterinarians, clinics and assisted living facilities, are becoming aware of alternatives to the traditional medical waste pick-up service and the lower cost (estimated average savings of up to 50%) and convenience associated with the Sharps Recovery System™ (formerly Sharps Disposal By Mail System®).

In February 2009, the Company launched Sharps®MWMS™, a Medical Waste Management System (“MWMS”), which is a comprehensive medical waste and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. In connection with the launch in 2009, the Company signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMS™, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMS™ is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. We received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, and $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, we were awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million which was recognized from February 1, 2010 through January 31, 2011.  In January 2011, we were awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and was recognized from February 1, 2011 through January 31, 2012.  The Company was notified by an agency of the U. S. Government, acting on behalf of the Division of Strategic National Stockpile (“DSNS”) that the maintenance contract would not be renewed for the third option year (beginning February 1, 2012) and that the contract would be terminated effective January 31, 2012. This non-renewal was preceded by a letter dated December 2, 2011 advising the Company of the U.S. Government’s intent to exercise the third option year. Although not stated in the notice provided by the U.S.

Government, the Company believes the action is part of a budget reduction program being implemented by the DSNS.

Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas.  Our telephone number at that location is (713) 432-0300. We currently have 55 full-time employees and 1 part-time employee. We have manufacturing, assembly, distribution and warehousing operations located on Reed Road in Houston, Texas, and our corporate offices located on Kirby Drive in  Houston, Texas.  We have a facility in Atlanta, Georgia. As a result of the termination of the U.S. Government contract, the Company is attempting to buy-out or sublease the Atlanta facility lease obligation. In August 2012, the Company agreed in principle to a deal with the Atlanta facility landlord reducing its obligation under the lease for the 51,000 square foot facility by approximately 20,000 square feet effective September 1, 2012. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations.  Approximately three years ago we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations.  We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).

SOLUTIONS OVERVIEW

We offer a broad line of product and service solutions to manage the medical waste and unused dispensed medications generated by our customers.  Our primary solutions include the following:

Sharps Recovery System™ (formerly Sharps Disposal by Mail System®): a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used health care materials generated outside the hospital and large health care facility setting.  The Sharps Recovery System™ includes a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to eighteen gallons; USPS approved shipping carton with pre-paid priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a red bag for additional containment; and complete documentation and tracking manifest.  The Sharps Recovery System™ is transported to our facility for treatment.  Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharpsTracer® system.

TakeAway Environmental Return System™: a comprehensive solution that facilitates the proper disposal or treatment of unused dispensed medications and includes the TakeAway Environmental Return System and the RxTakeAway Recovery and Reporting System.  The solution provides a means for individual consumers, retail or mail-order pharmacies, communities and facilities including assisted living, long-term care and correction operations to facilitate the proper disposal of unused dispensed medications (other than controlled substances) and consists of customized containment, transportation, destruction or conversion and tracking services. Our proprietary tracking system, MedsTracerTM, is designed for tracking unused dispensed medications, which assists pharmaceutical manufacturers in monitoring drug usage and provides critical data for patient management and compliance.  Our proprietary tracking system is a highly value-added component of our solution as it enhances pharmaceutical manufacturers’ ability to monitor patient drug usage.

Complete Needle™ Collection and Disposal System: a safe, easy-to-use and cost-effective solution designed for self-injecting consumers and includes the Company’s containment, packaging, return shipping via the U.S. Postal Service, tracking and treatment. The Complete Needle™ Collection and Disposal System is actually two offerings in one.  First, the product provides the individual self-injector with a reasonably priced containment solution designed to protect self-injectors and their family members. Second, the product includes an optional disposal feature utilizing the USPS designed to protect the individual’s community, solid waste workers and the environment. Our solution offers significant convenience as it utilizes the same delivery channel, the retail pharmacy, that the self-injector typically uses to obtain medications, for example insulin, and needles or syringes. Our solution is also designed to enhance the interactions between the pharmacist and the individual thereby creating counseling opportunities and possibly better treatment outcomes.

ComplianceTRACSM: a more advanced web-based version of the Company’s compliance and training program. ComplianceTRACSM is designed to improve worker safety while satisfying applicable Occupational Safety and Health Administration (“OSHA”) and other requirements for the end-user.

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

Other Solutions: a wide variety of other solutions including Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, Sharps Secure® Needle Collection and Containment System, Sharps® MWMS™,  and Spill Kit TakeAway Recovery System™.

MARKET OVERVIEW

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

The Company believes the pace of regulation of sharps and unused dispensed medications disposal is gaining momentum at both the state and federal level. The following regulatory related events contribute to increasing awareness:

•	In December 2004, the EPA issued its new guidelines for the proper disposal of medical sharps, revising the previous guidance that advised patients to dispose of used syringes in the trash;

•
In 2009 and 2010, the states of Iowa and North Dakota introduced state funded programs to properly dispose of unused medications. In 2010, Minnesota enacted legislation that allows individuals to transfer their unused dispensed medications directly or through a caregiver to an organization authorized by the state to manage and/or ultimately destroy the medication. In 2012, the state of Nebraska introduced a state funded program to provide residents with options to dispose of unwanted and unused medications to participating pharmacies;

•	In October 2010, the Secure and Responsible Drug Disposal Act was enacted which addresses the proper handling of unused controlled medications;

•
In April 2011, the United States Senate re-introduced a bill (S.725) which, if enacted, would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes;

•
In July 2012, Alameda County in California enacted an ordinance requiring manufacturers of drugs sold or distributed in the county to pay for the safe collection and disposal of unused medications.  Pharmaceutical manufacturers are required to submit their compliance plans to the county for approval by July 1, 2013; and

•
As of June 30, 2012 approximately 46 percent of US citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of dispensed unused medications.

COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Leading comprehensive provider of cost-effective medical waste management solutions.

We offer a broad line of solutions designed to address the proper management of medical waste, used healthcare materials and patient dispensed unused or expired medications. The Company is able to offer mail or ship-back based services at a significantly lower cost as compared to the traditional model of pick-up services since the Company utilizes the existing infrastructure of USPS or in some cases United Parcel Service (“UPS”) for return transportation.  In contrast to traditional pick-up service providers which generally make periodic pick-ups, our mail or ship-back based solution offerings are less costly and more convenient for small quantity generators. Our proprietary SharpsTracer® tracking and documentation systems provide customers a comprehensive electronic record of receipt and treatment of their waste to meet regulatory requirements.  While competitors may attempt to replicate our solution offerings, we believe the ability to offer such a comprehensive, value-added turnkey solution is a significant competitive advantage.

Vertically integrated full-service operations.

Our operations are fully integrated including manufacturing, assembly, distribution, treatment, online tracking and customer reporting.  We have manufacturing, assembly, distribution and warehousing operations in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas, that incorporates our processing and treatment operations.  Approximately three years ago we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations.  We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).  We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer® tracking and documentation system.  We also provide customized reporting and comprehensive regulatory support for many of our customers.  By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers.  We believe the fully-integrated nature of our operations is seen by current and prospective customers as a key factor and differentiator leading to our success and leadership position in our industry.

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

Our billings by market for the years ended June 30, 2012, 2011 and 2010 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2012	2011	2010

BILLINGS BY MARKET:
Home Health Care	31%	35%	17%
Retail	24%	24%	11%
Professional	14%	10%	4%
Pharmaceutical	10%	2%	2%
U.S. Government contract	8%	11%	59%
Core Government	2%	4%	2%
Assisted Living/ Hospitality	6%	6%	3%
Other	5%	8%	2%
	100%	100%	100%

Highly scalable business model.

Because of our proven business model, we can add new business while leveraging our existing infrastructure.  Our facilities are able to accommodate significant additional volume, incurring only variable costs of transportation and processing.  Once we gain a new customer, our profitability typically increases as our customer base grows without additional overhead expense due to the embedded nature of our products and the ease with which we can accommodate additional volume.

Increased state and federal regulatory attention.

To protect citizens and waste workers from needle stick injuries, nine states have passed legislation or regulations making it illegal to discard used sharps into household trash. Another nine states and the District of Columbia have strict guidelines regarding home sharps disposal. Passed or strict guidelines related to home sharps disposal covers 46% of the U.S. population.

In order to reduce accidental poisonings and pollution of our water and municipal water systems, twenty-two states and the District of Columbia have introduced legislation over the last few years intended to manage the disposal of consumer unused medications. Seven states and the District of Columbia have successfully passed such legislation. Passed or pending legislation related to disposal of consumer medications covers 67% of the U.S. population. As state and federal enforcement of these statutes increases, more companies could turn to solutions such as ours to help manage their medical waste and regulatory compliance. We believe we are well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

Environmentally-conscious solution provider.

In addition to providing cost-effective solutions for our customers, the Company is committed to mitigating the effects of medical waste and dispensed patient medications on the environment.  Today, most used syringes and needles as well as unused or expired dispensed medications are disposed of untreated in the garbage, ending up in landfills and polluting rivers, lakes and streams with trace amounts of pharmaceuticals.  Our products and services provide an environmentally cleaner alternative process for treatment. Our GREEN Waste Conversion Process™ eliminates medical waste processed for the Company’s customers from going into landfills.  The process transforms treated medical waste into PELLA-DRX™ - a clean, raw material used in the manufacture of various industrial resources.  The use of recycled paper and plastic materials for many of our products further demonstrates our total commitment to environmentally sound business practices.  As an organization, the Company is a leading proponent for the development of solutions for the safe disposal of sharps and unused dispensed medications in the community and continually works to raise public awareness of the issue.

Experienced and accomplished management team.

Our senior management team has extensive industry experience, and is committed to the continued growth and success of our company. Mr. David P. Tusa,  CEO and President, in addition to his nine plus years with the Company has 20  years of financial, accounting, business and public company experience in multiple industries and in companies with revenues up to $500 million.  Mr. Claude Dance, Executive Vice President of Sales and Marketing, has broad health care and reverse logistics industry experience at a variety of firms including Pharmerica, Cardinal Health and Wyeth Pharmaceuticals.  Ms. Diana Diaz, CPA, MBA, Vice President and Chief Financial Officer, has over 25 years of finance, accounting, health care and public company industry experience. Mr. Gregory C. Davis, Vice President of Operations, has over 18 years of information technology and operations-related experience. Mr. Khairan Aladwani, Vice President of Assurance/Quality Control, has over 25 years of quality assurance and operations experience, including medical devices, at a variety of companies both private and public.

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

Many of our customers who currently use the Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) could also benefit from the TakeAway Environmental Return System™ products, the Complete Needle™ Collection and Disposal System or other specialized products.  Although currently focused primarily on the proper management of used syringes and needles as well as dispensed expired or unused medication, pharmacies (including chains and mail order), assisted living facilities and other related organizations will develop needs for our other product lines as they expand their patient service offerings.  As an entrenched and value-added supplier of treatment solutions, we believe the Company is well-positioned to capture incremental business from our existing customers.

In the fiscal year ended June 30, 2012, the Company experienced growth of over 600% or $1.8 million in the pharmaceutical market. We have seen a recent surge of interest in our patient support program solution offering among pharmaceutical manufacturers as it relates to self-injectable medications. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes. In fiscal year 2012, we launched three new patient support programs announced in August and October 2011. The patient support programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer™ system tracks the return of the Sharps Recovery System® by the patient to the treatment facility, and then makes available to the pharmaceutical manufacturer electronic data which assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up which potentially could lead to better outcomes. We believe the Company is the leader in providing solutions of this type to this market.

In August 2011, the Company introduced the Complete Needle™ Collection and Disposal System which is focused on the traditional under-served home self-injector required to regularly use needles or syringes for their health and well-being, such as people with diabetes. The Complete Needle™ Collection and Disposal System is actually two offerings in one.  First, the product provides the individual self-injector with a reasonably priced containment solution designed to protect self-injectors and their family members.  Second, the product includes an optional disposal feature utilizing the USPS designed to protect the individual’s community, solid waste workers and the environment. The solution offers significant convenience as it utilizes the same delivery channel, the retail pharmacy that the self-injector typically uses to obtain medications, for example, insulin, and needles or syringes. The solution is also designed to enhance the interaction between the pharmacist and the individual thereby creating counseling opportunities and possibly better treatment outcomes.

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

In May 2012, the Company announced a joint marketing alliance with Daniels Sharpsmart (“JMA”) to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target health care customers with multi-site and multi-sized locations. The alliance also enables a team effort for cross selling each company’s capabilities where best suited. The Company believes the JMA will assist the Company in landing larger opportunities whereby the customer has both large and small quantity facilities generating medical waste and used healthcare materials.

Enhance sales and marketing efforts.

Through targeted telemarketing initiatives, e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth by increasing awareness of the Company’s solution offerings.

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

Develop new products and services.

We continue to develop new solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System™, the Sharps®MWMS™ and ComplianceTRACSM.  These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products.  We will continue our efforts to develop new solution offerings designed to facilitate the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed medications to better serve our customers and the environment.  Additionally, we will continue to seek out and identify prospective new customers and markets for new solutions designed to meet the needs of these new customer segments.  Research and development expenses were $1 thousand, $131 thousand and $41 thousand for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Increase adoption of our product lines among federal, state and local government agencies.

In January 2010, we launched a pilot program with the United States Department of Veterans Affairs (“VA”) within the VA Capitol Health Care Network (“Veterans Integrated Service Network” or “VISN”). The VISN is part of the Veterans Health
Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year. The pilot allowed each of the participating medical centers within the VISN, both inpatient and outpatient, to provide the Sharps Recovery System™ (formerly known as the Sharps Disposal By Mail System®) and the TakeAway Environmental Return System solutions to their patients. Since its original launch, the pilot program  expanded to include eight VISNs. The VA Pilot was completed as of June 30, 2012 and generated revenue of approximately $0.4 million.

In February 2009, we signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMSTM, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMSTM is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. The contract was terminated effective January 31, 2012. This non-renewal was preceded by a letter dated December 2, 2011 advising the Company of the U.S. Government’s intent to exercise the third option year. Although not stated in the notice provided by the U.S. Government, the Company believes the action is part of a budget reduction program being implemented by the DSNS.

CONCENTRATION OF CREDIT AND SUPPLIERS

There is a concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2012, two customers represented approximately 30% of revenues. One of these customers represented approximately 26%, or $623 thousand, of the total accounts receivable balance at June 30, 2012.  The other customer, which had no accounts receivable balance at June 30, 2012, was a major U.S. government agency which terminated January 31, 2012.  For the fiscal year ended June 30, 2011, two customers represented approximately 33% of revenues. Those same two customers represented approximately 22% or $660 thousand, of the total accounts receivable balance at June 30, 2011. For the fiscal year ended June 30, 2010, two customers represented approximately 68% of revenues. We may be adversely affected by our dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of its traditional customer base.

We currently transport (from the patient or user to the Company’s facility) the majority of our solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, we entered into an arrangement with UPS whereby UPS transports our TakeAway Recovery System™ line of solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations.

We maintain relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) solutions, we own all proprietary molds and dies and utilize three contract manufacturers for the production of the primary raw materials. We believe that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions.  We utilize national suppliers such as Southern Container and R & D Molders for the majority of the raw materials used in our other products and solutions and international suppliers such as Ashoka Company for Pitch-It™ IV Poles.

INTELLECTUAL PROPERTY

We have a portfolio of trademarks and patents, both granted and pending. We consider our trademarks important in the marketing of our products and services, including Sharps Disposal by Mail System®, TakeAway Environmental Return System™, Complete Needle™ Collection and Disposal System, ComplianceTRACSM, Sharps®MWMS™, Pitch-It IV™ Poles, Trip LesSystem®, GREEN Waste Conversion Process™, and PELLA-DRX™ among others. With respect to our registered marks, we continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. We have a number of patents issued, including those applicable to our PELLA-DRX waste conversion process (patent numbers US 8,163,045 and US 8,100,989) and our Sharps Secure® Needle Collection and Containment System™ (patent numbers US 8,162,139 and US 8,235,883). We have patents pending on our Complete Needle™ Collection & Disposal System and our Medical Waste Management System (Sharps MWMS™ rapid deployment system).

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste.  There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products).  These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete, in certain markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model.  As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications it could face additional and possibly significant competition.  We believe our comprehensive line of proven solution offerings first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically integrated producer of products and services, provides significant differentiation in the current competitive market.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.  These new regulations and the recent receipt of a Title V permit require additional emissions-related monitoring equipment and compliance by the end of calendar year 2012. Such changes require us to incur capital expenditures in order to meet the requirements of the new regulations. We believe the capital expenditures will be in the range of $300,000 to $400,000 and we expect to incur the costs during the first and second quarters of fiscal year 2013.

ITEM 1A.  RISK FACTORS

We may be unable to manage our growth effectively.

We experienced core revenue growth for fiscal year 2012, as we saw the benefits of our marketing activities in our target markets, Pharmaceutical, Professional and Retail. Core revenue increased more than 16% to $20.1 million for the fiscal year ended June 30, 2012 as we launched three patient support programs in the pharmaceutical market, almost doubled sales through our inside and online sales efforts and served the retail market’s growing immunization business and launch of new consumer products like Complete Needle™ Collection & Disposal System and TakeAway Environmental System™. The increase in revenue as well as an expanded presence into retail markets has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need, at some point, to add operations, administrative and other personnel, and may need to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

The loss of the Company’s senior executives could affect the Company’s ability to manage the business profitability.

Our growth and development to date has been largely dependent on the active participation and leadership of its senior management team consisting of the Company’s CEO and President, Executive Vice President of Sales, Vice President and CFO, Vice President of Operations and Vice President of Quality Assurance. We believe that the continued success of the business is largely dependent upon the continued employment of the senior management team and has, therefore, (i) entered into individual employment arrangements with key personnel and (ii) approved the Executive Officer Incentive Compensation Plan for participation by certain senior management members in order to provide an incentive for their continued employment with the Company. The unplanned loss of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact the Company’s ability to execute its business plan.

The Board of Directors oversees CEO and senior management succession planning. The process focuses on building management depth, considers continuity and stability within the Company, and responds to Sharps’ evolving needs and changing circumstances. The Board approves continuity plans for the CEO and senior management succession planning to enable the Board to respond to planned or unexpected vacancies in key positions. The Board considers optimizing the ongoing safe and sound operation of the Company and minimizing any potential disruption or loss of continuity to our business and operations as it evaluates the plan.

Our business is dependent on a small number of customers. To the extent we are not successful in winning additional business mandates from our government and commercial customers or attracting new customers, our results of operations and financial condition would be adversely affected.

We are dependent on a small group of customers. In addition, there is a concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2012, two customers represented approximately 30% of revenues. One of these customers represented approximately 26%, or $623 thousand, of the total accounts receivable balance at June 30, 2012. The other customer, which had no accounts receivable balance at June 30, 2012, was a major U.S. government agency which terminated January 31, 2012.  To the extent these significant customers are delinquent or delayed in paying or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down the Company’s profits and slow its growth.

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste.  There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we do compete, in certain markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications it could face additional and possibly significant competition.  As a result, we could experience increased pricing pressures that could reduce our margins.  In addition, as we expand our business into other markets, the number, type and size of our competitors may expand. Many of these potential competitors may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could adversely impact our current competitive position.

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

We are subject to extensive federal, state, and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, Texas and the local governments in Carthage, Texas with respect to our facilities. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. We believe that we are currently in compliance in all material respects with all applicable laws and regulations governing our business, including the permits and authorizations for our incinerator facility. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $100,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for us to be in compliance with such changing laws, rules and regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical waste could result in a reduced demand for our products and services and could have a material adverse effect on our revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change.

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.   These new regulations and the recent receipt of a Title V permit require additional emissions-related monitoring and compliance by the end of calendar year 2012. Such changes require us to incur capital expenditures in order to meet the requirements of the new regulations. We believe the capital expenditures will be in the range of $300,000 to $400,000 and we expect to incur the costs during the first and second quarters of fiscal year 2013. There can be no assurance that once we incur the capital expenditures and install the related equipment that the facility will comply with the new regulations.  An inability to comply with the regulations could disrupt incinerator operations at the treatment facility and could have a material adverse effect on our future operations.

The inability of the Company to operate its treatment facility would adversely affect its operations.

Our business utilizes a treatment facility for the proper disposal or treatment of medical waste, used health care materials and unused pharmaceuticals. Our owned facility has both incineration and autoclave technologies in Carthage, Texas (Panola County). Prior to the purchase of the facility in January 2008, we operated the facility since 1999 under a lease arrangement. Sharps’ believes it operates and maintains the facility in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving treatment and disposal and the operation of the incinerator and autoclave facility. The failure to maintain the permits for the treatment facility or unfavorable conditions contained in the permits or new regulations could substantially impair our operations and reduce our revenues. During fiscal year 2013, the Company, under an agreement with Daniels Sharpsmart, is scheduled to begin utilizing four Daniels Sharpsmart treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This will not only reduce the Company’s return transportation costs but also provide back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas. Any disruption in the availability of a disposal or treatment facility, whether as a result of action taken by governmental authorities, natural disasters or otherwise, would have an adverse effect on our operations and results of operations.

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

An inability to win additional government contracts could have a material adverse effect on our operations and adversely affect our future revenue.

A material amount of our revenues were generated through a contract with a major U.S. government agency for the period from March 2009 through the contract’s termination in January 2012 totaling $33 million.  Subsequent to the contract’s termination, our Company-wide revenues have experienced a decrease compared to prior periods.  Although the Company is attempting to secure large additional U.S. Government contracts, including programs with the Veterans Administration, there can be no assurances that such efforts will be successful.  All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days’ notice, at the option of the governmental agency.  If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

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

We currently transport (from the patient or user to the Company’s facility) the majority of our solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, we entered into an arrangement with UPS whereby UPS transports our TakeAway Recovery System™ line of solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations. Notwithstanding the foregoing, any disruption in the transportation of products would have an adverse effect on our operations, results of operations and financial condition.

The Company’s stock has experienced, and may continue to experience, low trading volume and price volatility.

Our common stock has been listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED” since

May 6, 2009. The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Since trading on the NASDAQ, our average daily trading volume has been approximately 80,000 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this report, we do not have any unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Sharps leases 190,489 square feet of space in Houston, Texas and Atlanta, Georgia. Sharps has manufacturing, assembly, distribution and warehousing operations on Reed Road in Houston, Texas, and corporate offices on Kirby Drive in Houston, Texas. In August 2012, the Company agreed in principle to a deal with the Atlanta facility landlord reducing its obligation under the 51,000 square foot facility in Atlanta by approximately 20,000 square feet effective September 1, 2012. The Company is currently attempting to sublease the remaining approximately 31,000 square feet of space at the Atlanta facility.  The Company’s leases expire from April 2014 to April 2015 with options to renew the leases for warehouses for 5 years and for office space for 10 years.

We own and operate a facility in Carthage, Texas that houses our processing and treatment operations in an estimated 12,000 square foot building on 4.5 acres of land. The facility is permitted to process 40 tons per day of municipal solid waste. The incinerator at the facility is currently permitted to treat 10.9 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste while the autoclave is capable of treating up to seven tons per day of medical waste.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: Beginning May 6, 2009, the Company’s common stock has been quoted on the NASDAQ under the symbol “SMED”.  Previously, the Company’s common stock was quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”.  Since trading on the NASDAQ, the Company’s common stock had an average trading volume of approximately 1,740,297 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ (July 1, 2010 through August 27, 2012) for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2011
First Quarter	$5.40	$4.00
Second Quarter	$5.87	$3.98
Third Quarter	$5.75	$3.74
Fourth Quarter	$5.35	$3.58

Fiscal Year Ended June 30, 2012
First Quarter	$4.55	$2.98
Second Quarter	$4.83	$3.88
Third Quarter	$4.25	$3.47
Fourth Quarter	$4.14	$2.97

Fiscal Year Ending June 30, 2013
First Quarter (August 27, 2012)	$3.74	$2.52

Stockholders: At August 27, 2012, there were 15,206,127 shares of common stock held by approximately 173 holders of record.  The last reported sale of the common stock on August 27, 2012 was $2.91 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity compensation plan information is provided as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

2010 Stock Plan as approved by shareholders (1) (3) (4)	494,748	$4.02	372,384
1993 Stock Plan as approved by shareholders (2)	600,683	$4.95	144,173

Total	1,095,431	$4.53	516,557

Notes:
(1) Represents stock options issued under the 2010 Sharps Compliance Corp. Stock Plan.
(2) Represents stock options issued under the 1993 Sharps Compliance Corp. Stock Plan.
(3) The 2010 Stock Plan replaced the 1993 Stock Plan in November 2010.
(4) Number of securities to be issued and weighted average exercise price include the effect of 17,248 shares of restricted stock issued to the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes (in thousands except earnings per share data):

	For the Year Ended June 30,
	2012	2011	2010	2009	2008

Revenues	$21,787	$19,395	$39,156	$20,297	$12,841
Operating Income (Loss)	$(2,521)	$(4,536)	$14,398	$3,464	$(1)
Net Income (Loss)	$(3,621)	$(2,975)	$9,356	$4,197	$82

Net Income (Loss) per share:
Basic	$(0.24)	$(0.20)	$0.66	$0.33	$0.01
Diluted	$(0.24)	$(0.20)	$0.63	$0.30	$0.01

Total Assets	$27,638	$30,598	$31,632	$15,188	$5,676
Total Debt	$-	$-	$-	$-	$-
Cash and Cash Equivalents	$17,498	$18,280	$18,068	$4,792	$2,035
Working Captial	$18,607	$20,226	$21,617	$4,566	$1,896
Total Stockholders' Equity	$23,180	$25,865	$26,941	$9,570	$2,886

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS
The following analyzes changes in the consolidated operating results and financial condition of the Company during the twelve months ended June 30, 2012, 2011 and 2010, respectively. The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2012	%	2011	%	2010	%

Revenue	$21,787	100.0%	$19,395	100.0%	$39,156	100.0%

Cost of revenues	15,246	70.0%	13,171	67.9%	15,502	39.6%
Gross profit	6,541	30.0%	6,224	32.1%	23,654	60.4%

SG&A expense	8,609	39.5%	9,837	50.7%	8,815	22.5%
Special charge	-		570	2.9%	-
Depreciation and amortization	453	2.1%	353	1.8%	441	1.1%

Operating income (loss)	(2,521)	(11.6%)	(4,536)	(23.4%)	14,398	36.8%

Other income	23	0.1%	45	0.2%	37	0.1%

Income (loss) before income taxes	(2,498)		(4,491)		14,435

Income tax expense (benefit)	1,123	5.2%	(1,516)	(7.8%)	5,079	13.0%
Net income (loss)	$(3,621)	(16.6%)	$(2,975)	(15.3%)	$9,356	23.9%

YEAR ENDED JUNE 30, 2012 AS COMPARED TO YEAR ENDED JUNE 30, 2011

Total revenues for the fiscal year ended June 30, 2012 of $21.8 million increased by $2.4 million, or 12.3%, over the total revenues for the fiscal year ended June 30, 2011 of $19.4 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2012	2011	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Home Health Care	$6,856	$6,859	$(3)
Retail	5,259	4,641	618
Professional	3,019	2,007	1,012
Pharmaceutical	2,129	304	1,825
Assisted Living/ Hospitality	1,307	1,287	20
U.S. Government Contract	1,685	2,089	(404)
Core Government	419	699	(280)
Other	1,114	1,619	(505)
Subtotal	21,788	19,505	2,283
GAAP Adjustment *	(1)	(110)	109
Revenue Reported	$21,787	$19,395	$2,392

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($1.8 million), Professional ($1.0 million) and Retail ($0.6 million) markets.  These increases in billings were partially offset by decreased billings in the U.S. Government Contract ($0.4 million), Core Government ($0.3 million) and Other ($0.5 million) markets. The increase in the Pharmaceutical market billings is due to the timing of customer orders including the launch of three new patient support programs announced in August and October 2011 and resupply orders for existing patient support programs. The programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities, e-commerce focused website, trade show participation and internet-based promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. The increase in the Retail market is primarily due to sales from a strong 2011 flu shot season, orders in advance of the 2012 flu shot season, immunizations administered in the retail setting and the initial fill of the Complete Needle™ Collection & Disposal System in two major retail pharmacy chains as well as several food and drug chains. Partially offsetting this increase was prior year sales of $1.6 million related to the initial orders of the Company’s TakeAway™ Environmental Return System™ envelope solution by three large retail pharmacy chains and several food and drug chains to address growing concerns regarding the hazards of unused medications in the home and environment. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The decrease in the U.S. Government contract market billings is associated with the January 31, 2012 termination of the maintenance portion of a U. S. Government contract with the Division of Strategic National Stockpile (“DSNS”) of the Centers for Disease Control (“CDC”). The level of Core Government market billings reflects the completion of the VA Pilot Program. The Other market consists of sales that vary due to timing of orders which order primarily from distributors.

Cost of revenues for the year ended June 30, 2012 of $15.2 million was 70.0% of revenues.  Cost of revenues for the year ended June 30, 2011 of $13.2 million was 67.9% of revenue.  The lower gross margin for the year ended June 30, 2012 of 30.0% (versus 32.1% for the year ended June 30, 2011) was due to ongoing facility costs associated with the maintenance portion of the U.S. government contract that was terminated as of January 31, 2012 and the recording of a $0.3 million accrued loss related to the Atlanta facility lease obligation.

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2012 of $8.6 million, decreased by $1.2 million, from SG&A expenses of $9.8 million for the year ended June 30, 2011.  The decrease in SG&A is primarily due to (i) lower professional fees of $0.5 million (primarily due to regulatory and consulting fees, legal fees and other sales-related consulting fees), (ii) prior year unusual costs associated with a legal settlement of $0.35 million, (iii) lower compensation and benefit expense including payroll tax of $0.2 million (primarily due to timing of employee hires and terminations) and (iv) lower miscellaneous expense of $0.2 million (primarily related to prior year severance costs and recruiting fees).

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

The Company generated an operating loss of $2.5 million for the year ended June 30, 2012 compared to an operating loss of $4.5 million for the year ended June 30, 2011.  The operating margin was (11.6%) for the year ended June 30, 2012 compared to (23.4%) for the year ended June 30, 2011. The improvement in operating loss is a result of the higher sales volume as well as strong cost discipline and focused use of resources on targeted markets primarily Retail, Pharmaceutical, Professional and Core Government markets (discussed above).

The Company generated a loss before income taxes of $2.5 million for year ended June 30, 2012 versus a loss before income taxes of $4.5 million for the year ended June 30, 2011. The improvement in loss before income taxes is a result of a lower operating loss (discussed above).

The Company’s effective tax rate for the year ended June 30, 2012 was 45.0% compared to (33.8%) for the year ended June 30, 2011. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce our net deferred tax asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred assets related to net operating loss carryforwards and other tax attributes. Excluding the impact of the valuation allowance, the effective tax rate benefit was relatively flat at (33.5%) for the year ended June 30, 2012 compared to (33.8%) for the year ended June 30, 2011.

The Company generated a net loss of $3.6 million for year ended June 30, 2012 compared to a net loss of $3.0 million for the year ended June 30, 2011.  The higher net loss was primarily due to the $2.0 million deferred tax valuation allowance (discussed above) offset by the improved loss before income taxes from fiscal year 2011 to 2012 (discussed above).

The Company reported diluted loss per share of ($0.24) for the year ended June 30, 2012 versus diluted loss per share of ($0.20) for year ended June 30, 2011. The decrease in diluted loss per share is a result of a higher net loss (discussed above).

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

The decrease in revenues is primarily attributable to decreased billings in the U.S. Government Contract ($21.1 million) and Pharmaceutical ($0.4 million) markets. These decreases in billings were partially offset by increased billings in the Professional ($0.4 million), Home Health Care ($0.3 million), Retail ($0.3 million), Other ($0.3 million) and Assisted Living/Hospitality ($0.3 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The billings for the year ended June 30, 2011 were for maintenance and the fiscal year 2010 billings included (i) $22.4 million recognized in the first half of fiscal year 2010 for the sale of the Company’s Sharps MWMS to this major U.S. government agency and (ii) $0.8 million recognized in the second half of fiscal year 2010 attributable to the transition from the product build out to the maintenance phase of the Company’s contract with the U.S. government agency. This resulted in a decrease in billings under this contract of $21.1 million.  The decrease in the Pharmaceutical market billings is due to the timing of customer orders and the discontinuation of one the Company’s patient support programs. The increase in Professional market billings was a direct result of the Company’s targeted telemarketing activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. The increase in billings in the Home Health Care market is a result of increased sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. The increase in the Retail market billings is due to the initial orders of the Company’s TakeAway Environmental Return System™ envelope solution by three large retail pharmacy chains and several food and drug chains to address growing concerns regarding the hazards of unused medications in the home and environment. The increase in the Other category is a result of referrals from the Company’s strategic alliance with a leading hazardous waste solutions provider. The increase in the Assisted Living/ Hospitality market was primarily due to increased sales to existing customers as they realize growth from the aging patient population using their services as well as an increase in our assisted living facility customer base.

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

The Company generated a loss before income taxes of $4.5 million for the year ended June 30, 2011 versus income before income taxes of $14.4 million for the year ended June 30, 2010.  The decrease in income before income taxes is a result of lower operating income (discussed above).

The Company’s effective tax rate for the year ended June 30, 2011 was 33.8% compared to 35.2% for the year ended June 30, 2010. The Company uses estimates in providing for income taxes on a year to date basis and those estimates may change in subsequent interim periods.

The Company generated a net loss of $3.0 million for the year ended June 30, 2011 compared to net income of $9.4 million for the year ended June 30, 2010.  The decrease in net income is a result of lower operating income (discussed above).

The Company reported diluted loss per share of ($0.20) for the year ended June 30, 2011 versus diluted earnings per share of $0.63 for the year ended June 30, 2010.  The decrease in diluted earnings per share is a result of a lower net income (discussed above).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as professional offices, retail pharmacies and clinics, communities, assisted living, home healthcare companies, consumers, pharmaceutical manufacturers, government agencies, health care facilities, individual self-injectors and commercial organizations become more aware of the need for the proper treatment of medical sharps waste, used healthcare materials and unused dispensed medications as well as alternatives to traditional methods of disposal.

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

The Company continues to develop new solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™) and the Medical/Professional TakeAway Recovery System. These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products.  The Company continues to develop solution offerings designed to facilitate the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed medication to better serve our customers and the environment. The Company believes its future growth will be driven by, among other items: (i) the convergence of issues regarding the environment, the cost of health care and changes in our health care delivery system and cost-savings initiatives which influence the decision process of our customers, (ii) the effects of the Company’s extensive multi-layered marketing and awareness efforts and (iii) the Company’s leadership position in the development and sales of products and services designed for the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed.

In August 2011, the Company introduced the Complete Needle™ Collection and Disposal System which is focused on the traditional under-served home self-injector required to regularly use needles or syringes for their health and well-being, such as people with diabetes. The Complete Needle™ Collection and Disposal System is actually two offerings in one.  First, the product provides the individual self-injector with a reasonably priced containment solution designed to protect self-injectors and their family members.  Second, the product includes an optional disposal feature utilizing the USPS designed to protect the individual’s community, solid waste workers and the environment. The solution offers significant convenience as it utilizes the same delivery channel, the retail pharmacy that the self-injector typically uses to obtain medications, for example, insulin, and needles or syringes. The solution is also designed to enhance the interaction between the pharmacist and the individual thereby creating counseling opportunities and possibly better treatment outcomes.

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

In January 2010, the Company announced a pilot program with the United States Department of Veterans Affairs (“VA”). The program was launched within the VA Capitol Health Care Network (“Veterans Integrated Service Network 5” or “VISN 5”), which provided quality health care for eligible veterans in Maryland and portions of

Virginia, West Virginia, and Pennsylvania, as well as the District of Columbia. The pilot allowed each of the participating medical centers within the VISN 5 region, both inpatient and outpatient, to provide the Sharps Recovery System™ (formerly known as the Sharps® Disposal By Mail System®) and the TakeAway Environmental Return System™ solutions to their patients.  Since its original launch, the pilot program expanded to include eight VISN’s (encompassing twenty-two states plus the District of Columbia). There are a total of twenty-three VISN’s in the VA System. The VISN network is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year. The VA Pilot, which was completed in the first quarter of fiscal year 2012, was conducted in 22 states plus the District of Columbia. The VA is contemplating a nationwide rollout of the program, making the solutions available to veterans across the country. There can be no assurances that the VA will launch such a nationwide rollout and, if so, would purchase the Company’s solutions.

In February 2009, the Company launched Sharps®MWMS™, a Medical Waste Management System (“MWMS”), which is a comprehensive medical waste and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. In connection with the launch in 2009, the Company signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMS™, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMS™ is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. We received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, and $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, the Company was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million which was recognized from February 1, 2010 through January 31, 2011.  In January 2011, we were awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and was recognized from February 1, 2011 through January 31, 2012.  The Company was notified by an agency of the U. S. Government, acting on behalf of the DSNS, that the maintenance contract would not be renewed for the third option year (beginning February 1, 2012) and that the contract would be terminated effective January 31, 2012. This non-renewal was preceded by a letter dated December 2, 2011 advising the Company of the U.S. Government’s intent to exercise the third option year. Although not stated in the notice provided by the U.S. Government, the Company believes the action is part of a budget reduction program being implemented by the DSNS.

The Company believes the pace of regulation of sharps and unused dispensed medications disposal is gaining momentum at both the state and federal level. In December 2004, the U.S. Environmental Protection Agency (“EPA”) issued its new guidelines for the proper disposal of medical sharps, revising the previous guidance that advised patients to dispose of used syringes in the trash (see http://www.epa.gov/wastes/nonhaz/industrial/medical/med-govt.pdf).  From 2009 through 2012, programs to address proper disposal of unused medications have been implemented in the states of Iowa, North Dakota, Minnesota and Nebraska.  In October 2010, the Secure and Responsible Drug Disposal Act was enacted which addresses the proper handling of unused controlled medications.  In April 2011, the U.S. Senate re-introduced a bill (S.725) which, if enacted, would provide for Medicare reimbursement, under part D, for the safe and effective disposal of used needles and syringes.  In July 2012, Alameda County in California passed an ordinance requiring manufacturers of drugs sold or distributed in the county to pay for the safe collection and disposal of unused medications.  Pharmaceutical manufacturers must submit their compliance plans to the county for approval by July 1, 2013.  As of June 30, 2012 approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of dispensed unused medications.  As state and federal enforcement of these statutes increases, more companies will turn to solutions such as ours to help manage their medical waste and regulatory compliance. The Company believes it is well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional and Core Government markets. The Company also serves the Home Health Care, Assisted Living/Hospitality and Other markets. The Pharmaceutical market billings for the year ended June 30, 2012 increased $1.8 million over the prior year as a result of timing of customer orders including resupply orders for existing patient support programs and the launch during the period of three new patient support programs announced in August and October 2011.

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

In May 2012, the Company announced a joint marketing alliance with Daniels Sharpsmart (“JMA”) to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target health care customers with multi-site and multi-sized locations. The alliance also enables a team effort for cross selling each company’s capabilities where best suited. The Company believes the JMA will assist the Company in landing larger opportunities whereby the customer has both large and small quantity facilities generating medical waste and used healthcare materials.

In July 2012, the Company announced the launch of ComplianceTRACSM, a web-based compliance and training program designed to improve worker safety while satisfying applicable Occupational Safety and Health Administration ("OSHA") and other requirements. ComplianceTRACSM was developed and launched to provide our current and prospective customers and their employees with a convenient solution to improve workplace safety while complying with ongoing applicable regulatory requirements. The ComplianceTRACSM program is a one-stop, interactive module, which includes online digital video training, comprehension testing, and training certificates for both Bloodborne Pathogens ("BBP") and the Health Insurance Portability and Accountability Act of 1996 (HIPAA). The ComplianceTRACSM program also provides management and tracking tools to make recordkeeping easy, as well as MSDS management with access to millions of MSDSs, OSHA safety plans builder, and audits.

The Company currently has a cash balance of $17.5 million and no debt as of June 30, 2012. As of the date of issuance of the Annual Report, the Company had $2.1 million of credit available pursuant to its amended credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $0.8 million to $17.5 million at June 30, 2012 from $18.3 million at June 30, 2011. The decrease in cash is due primarily to capital expenditures and additions to intangible assets of $0.6 million.

Accounts receivable decreased by $0.6 million to $2.4 million at June 30, 2012 from $3.0 million at June 30, 2011. The decrease is due to timing of billings and cash collections.

Inventory increased by $0.4 million to $2.2 million at June 30, 2012 from $1.8 million at June 30, 2011. The increase in inventory is due to buildup of new product lines in preparation for new programs.

Prepaid and other current assets decreased by $0.5 million to $0.4 million at June 30, 2012 from $0.9 million at June 30, 2011. The decrease is primarily due to a $0.5 million federal income tax refund received in April 2012.

Accounts payable decreased by $0.2 million to $0.8 million at June 30, 2012 from $1.0 million at June 30, 2011.  The decrease is a result of the timing of payments.

Accrued liabilities increased by less than $45 thousand to $1.3 million at June 30, 2012 from $1.3 million at June 30, 2011. The increase is due to the $0.3 million associated with the anticipated termination or sublease of the Atlanta, Georgia lease obligation, offset by the payment of a legal settlement of $0.35 million recorded in fiscal year 2011.

Working capital decreased $1.6 million to $18.6 million at June 30, 2012 from $20.2 million at June 30, 2011. The decrease is primarily due to decreases in cash and cash equivalents, accounts receivable and prepaid and other current assets (as discussed above) offset by higher inventory and lower accounts payable as result of the timing of payments (as discussed above).

Property, plant and equipment, net decreased by $0.7 million to $4.6 million at June 30, 2012 from $5.3 million at June 30, 2011. The decrease in property and equipment is related to depreciation expense of $1.1 million, partially offset by capital expenditures of $452 thousand. The capital expenditures are attributable primarily to the purchase of, (i) computer equipment, new website project and custom software programming of $181 thousand, (ii) general leasehold improvements and warehouse equipment of $134 thousand, (iii) manufacturing and assembly equipment including molds, dies and printing plates of $91 thousand primarily for new product development and (iv) treatment facility equipment of $46 thousand.

Deferred income taxes were reduced to $0 at June 30, 2012 by a $2.0 million deferred tax valuation allowance recorded in fiscal year 2012 to reduce the deferred asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred assets related to net operating loss carryforwards and other tax attributes.

Stockholders’ equity decreased by $2.7 million to $23.2 million at June 30, 2012 from $25.9 million at June 30, 2011.  This decrease is primarily attributable to a net loss for the year ended June 30, 2012 of $3.6 million. The impact was partially offset by, (i) the effect on equity (credit) of non-cash stock based award expense of $0.8 million and (ii) the excess tax benefits from stock-based award activity of $0.1 million.

Off-Balance Sheet Arrangements

The Company entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. The Company’s most significant off-balance sheet transactions include commitments associated with non-cancelable operating leases (See Note 8 Commitments and Contingencies in the consolidated financial statements). The Company has other off-balance sheet obligations involving letters of credit (See Note 4 Notes Payable and Long-Term Debt in the consolidated financial statements).

The Company entered into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If the Company decides to cancel or terminate a lease before the end of its term, the Company would typically owe the lessor the remaining lease payments under the term of the lease.  The contractual obligations related to minimum lease payments under non-cancelable operating leases as of June 30, 2012 are as follows (in thousands):

	Twelve Months Ending June 30,
	2013	2014	2015	2016	Total
Operating lease obligations	$1,465	1,477	797	-	$3,739

As a result of the termination of the U.S. Government contract, the Company is attempting to buy-out or sublease the Atlanta facility lease obligation.  In August 2012, the Company agreed in principle to a deal with the Atlanta facility landlord reducing its obligation under the lease for the 51,000 square foot facility by approximately 20,000 square feet effective September 1, 2012. The sublease agreement would reduce the operating lease obligations by $87 thousand, $101 thousand and $59 thousand for the twelve months ending June 30, 2013, 2014 and 2015, respectively.

Credit Facility

On July 13, 2012, the Company executed the First Amendment to Credit Agreement (the “Amendment”) with Wells Fargo, National Association (the “Bank”). The Amendment extends the maturity date of the Credit Agreement (the “Credit Agreement”) executed on July 15, 2010 from July 15, 2012 to July 15, 2014. The Company’s Credit Agreement with the Bank provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. Pursuant to the Amendment, the aggregate principal amount of advances outstanding at any time under the Credit Agreement shall not exceed the Borrowing Base which is equal to (i) 80% of Eligible Accounts Receivable (as defined in the Amendment) plus (ii) 40% of Eligible Inventory (as defined in the Amendment). As of June 30, 2012, the Company had no outstanding borrowings and $108 thousand in letters of credit outstanding. As of the date of issuance of the Annual Report, the Company had $2.1 million of credit available pursuant to its amended credit agreement.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the

Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2014, the maturity date set under the Amendment. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Amendment would be approximately 3.0% as of June 30, 2012.

The Amendment and Credit Agreement contain affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million, not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0 and achieve positive annual net income for the fiscal year ending June 30, 2013 (determined ninety days thereafter). As of June 30, 2012, the Company was in compliance with all applicable financial covenants. The Amendment and Credit Agreement also contain customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its line of credit with the Bank will be sufficient to fund operations for the twelve months ending June 30, 2013.

Treatment Facility

The Company’s treatment facility in Carthage, Texas includes an incinerator which is currently permitted at a capacity of 10.9 tons per day with 10% of this designated for healthcare facility generated medical waste. Approximately three years ago, the Company supplemented the treatment facility’s existing incineration process with an autoclave system and technology capable of treating up to seven tons per day of medical waste at the same facility.  Autoclaving is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed below). We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which will affect the incineration portion of our operation of the treatment facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.  These new regulations and the recent receipt of a Title V permit require additional emissions-related monitoring and compliance by the end of calendar year 2012. Such changes will require the Company to incur capital expenditures in order to meet the requirements of the new regulations. We believe the capital expenditures will be in the range of $300,000 to $400,000 and we expect to incur the costs during the first and second quarters of fiscal year 2013.

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years.  However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal year 2013 and beyond.

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

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-element arrangements.  On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarifies guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way it allocated arrangement consideration to the separate units of accounting. Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points Sharps Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway Environmental Return System™ referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service.

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

Income Taxes:  The liability method is used in accounting for deferred income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets.

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation expense for the fiscal years ended June 30, 2012, 2011 and 2010, was $786 thousand ($68 thousand included in cost of revenues and $718 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), $871 thousand ($67 thousand included in cost of revenues and $804 thousand included in general and administrative expenses in the Company’ consolidated statement of operations) and $980 thousand ($52 thousand included in cost of revenues and $928 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), respectively.  The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company included $0.1 million, $1.0 million, and$1.1 million of excess tax benefits in its cash flows from financing activities for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s consolidated financial statements as of June 30, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the notes thereto, and the related report of the Company’s independent registered public accounting firm thereon are referenced as pages F-1 to F-21 and are included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of June 30, 2012 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2012.

Changes in Internal Controls

During the quarter ended June 30, 2012, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Company’s management concluded that, as of June 30, 2012, the Company's internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2012 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 15, 2012.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee

The Audit Committee is comprised of certain directors of the Company who are not employees of the Company or any of its subsidiaries.  Messrs. Zerrillo (Chairman) and Dalton, and Mme. Tannenbaum are the current members of the Audit Committee.  The Audit Committee, among other things, meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls.  The independent auditors have unrestricted access to the Audit Committee and vice versa.

The Board of Directors

The Company’s Board of Directors has determined that Mr. Zerrillo is an independent director who qualifies as an audit committee financial expert, as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 15, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 15, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 15, 2012.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 15, 2012.

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

10.12
Lease Termination Agreement dated as of July 13, 2006, between Sharps Compliance, Inc., Warehouse Associates Corporate Centre Kirby, Ltd. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 14, 2006).

10.13
Restricted Stock Award Agreement dated July 2, 2007, by and between Sharps Compliance Corp. and Ramsay Gillman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 2, 2007).

10.14
Letter Agreement by and between Sharps Compliance Corp. and David C. Mayfield dated April 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 10, 2007).*

10.15
Letter Agreement by and between Sharps Compliance Corp. and Claude A. Dance dated December 26, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 26, 2007).*

10.16
Letter Agreement by and between Sharps Compliance Corp. and Al Aladwani dated March 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 12, 2008).*

10.17	Form of Restricted Stock Award Agreement dated June 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 9, 2008).
10.18
Employment Agreement by and between Sharps Compliance Corp. and John Grow dated October 27, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 31, 2008).*

10.19
Lease Agreement dated as of January 30, 2009, between Sharps Compliance, Inc. and Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 3, 2009).

10.20
Lease Agreement dated as of January 30, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 3, 2009).

10.21
Separation Agreement and Mutual Release of all Claims dated as of April 27, 2009 between Sharps Compliance, Inc. and John Grow (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 1, 2009).*

10.22
Amended Lease Agreement dated as of May 27, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2009).

10.23	Sharps Compliance Corp. 1993 Stock Plan, as amended (incorporated by reference from Annex A of the Registrant’s Proxy Statement on Schedule 14A, filed October 21, 2008)
10.24
Second Amendment to Lease Agreement between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, ltd. (incorporate by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 9, 2010).

10.25
Employment Agreement by and between Sharps Compliance Corp. and David P. Tusa dated
June 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on
Form 8-K, filed June 14, 2010).*

10.26
Employment Agreement by and between Sharps Compliance Corp. and Diana P. Diaz dated June 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 14, 2010).*

10.27
Contract No. V797P-DSNS-9005 dated January 29, 2009 by and between the Department of Veterans Affairs and Sharps Compliance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed
June 25, 2010). **

10.28
Credit Agreement dated July 15, 2010, by and Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

10.29
Line of Credit Note dated July 15, 2010, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

10.31
Separation Agreement between Sharps Compliance and Dr. Burton J. Kunik dated September 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 7, 2010).

10.32
Consulting Agreement between Sharps Compliance and Dr. Burton J. Kunik dated September 7, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 7, 2010).

10.33	Sharps Compliance Corp. 2010 Stock Plan dated November 22, 2010 (incorporated by reference to the Registrant’s Form S-8, filed on November 22, 2010).
10.34
Employment Agreement by and between Sharps Compliance, Inc. and Ramsey E. Hashem dated December 1, 2010 (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 1, 2010).

10.35
Employment Agreement by and between Sharps Compliance, Inc. and Gregory C. Davis dated May 18, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 18, 2011).

10.36
Sharps Compliance Corp. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current report on Form 10-KSB, filed September 20, 2004. Subsidiaries of Sharps Compliance Corp. (filed herewith).

10.37
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and David P. Tusa dated March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.39
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and Claude A. Dance dated March 6, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.40
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and Diana P. Diaz dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.41
First Amendment to Credit Agreement dated July 13, 2012, by and between Sharps Compliance, In. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 17, 2012).

10.42
Line of Credit Note dated July 13, 2012, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 17, 2012).

14.10	Sharps Compliance Corp. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 10-KSB, filed on September 20, 2004).
21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.1	Consent of UHY LLP (filed herewith).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).

*          This exhibit is a management contract or a compensatory plan or arrangement.
**Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       SHARPS COMPLIANCE CORP.

Dated: August 30, 2012	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 30, 2012	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 30, 2012	By: /s/ DIANA P. DIAZ
Diana P. Diaz Vice President Chief Financial Officer
(Principal Financial Officer)

Dated: August 30, 2012	By: /s/ F. GARDNER PARKER
F. Gardner Parker Chairman of the Board Of Directors

Dated: August 30, 2012	By: /s/ JOHN W. DALTON
John W. Dalton Director

Dated: August 30, 2012	By: /s/ PARRIS H. HOLMES, JR.
Parris H. Holmes, Jr. Director

Dated: August 30, 2012	By: /s/ RENEE P. TANNENBAUM
Renee P. Tannenbaum Director

Dated: August 30, 2012	By: /s/ PHILIP C. ZERRILLO
Philip C. Zerrillo Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sharps Compliance Corp.

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2012, and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2012, and 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sharps Compliance Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 30, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/UHY LLP

Houston, Texas
August 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Sharps Compliance Corp.

 We have audited Sharps Compliance Corp. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sharps Compliance Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sharps Compliance Corp and subsidiaries as of June 30, 2012, and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 30, 2012, and our report dated August 30, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
August 30, 2012

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,498	$18,280
Accounts receivable, net of allowance for doubtful accounts of $28 and
$26, respectively	2,427	3,065
Inventory	2,219	1,770
Prepaids and other current assets	398	857
Deferred income taxes, net	-	203
TOTAL CURRENT ASSETS	22,542	24,175

PROPERTY, PLANT AND EQUIPMENT, net	4,632	5,350

DEFERRED INCOME TAXES, non-current, net	-	748

INTANGIBLE ASSETS, net of accumulated amortization of $257 and
$227, respectively	464	325

TOTAL ASSETS	$27,638	$30,598

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$752	$965
Accrued liabilities	1,302	1,260
Deferred revenue	1,881	1,724
TOTAL CURRENT LIABILITIES	3,935	3,949

LONG-TERM DEFERRED REVENUE	358	401

OTHER LONG-TERM LIABILITIES	165	383

TOTAL LIABILITIES	4,458	4,733

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;
15,206,127 and 15,053,316 shares issued and outstanding, respectively	152	151
Additional paid-in capital	22,537	21,602
Retained earnings	491	4,112
TOTAL STOCKHOLDERS' EQUITY	23,180	25,865

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,638	$30,598

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2012	2011	2010

REVENUES	$21,787	$19,395	$39,156

Cost of revenues	15,246	13,171	15,502

GROSS PROFIT	6,541	6,224	23,654

Selling, general and administrative	8,609	9,837	8,815
Special charge	-	570	-
Depreciation and amortization	453	353	441

OPERATING INCOME (LOSS)	(2,521)	(4,536)	14,398

OTHER INCOME (EXPENSE)
Interest income	36	55	37
Other expense	(13)	(10)	-
TOTAL OTHER INCOME	23	45	37

INCOME (LOSS) BEFORE INCOME TAXES	(2,498)	(4,491)	14,435

INCOME TAX EXPENSE (BENEFIT)
Current	88	(1,226)	3,528
Deferred	1,035	(290)	1,551
TOTAL INCOME TAX EXPENSE (BENEFIT)	1,123	(1,516)	5,079

NET INCOME (LOSS)	$(3,621)	$(2,975)	$9,356

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.24)	$(0.20)	$0.66

Diluted	$(0.24)	$(0.20)	$0.63

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
INCOME (LOSS) PER COMMON SHARE:

Basic	15,109	14,944	14,176
Diluted	15,109	14,944	14,952

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Equity

Balances, June 30, 2009	13,257,507	$133	$11,706	$(2,269)	$9,570
Issuance of common stock, net of direct expenses	577,146	6	4,867	-	4,873
Exercise of stock options	972,874	9	1,064	-	1,073
Stock-based compensation	-	-	980	-	980
Issuance of restricted stock	84,227	1	(1)	-	-
Excess tax benefit from
stock-based award activity	-	-	1,089	-	1,089
Net income	-	-	-	9,356	9,356

Balances, June 30, 2010	14,891,754	149	19,705	7,087	26,941
Exercise of stock options	62,500	1	48	-	49
Stock-based compensation	-	-	871	-	871
Issuance of restricted stock	99,062	1	(1)	-	-
Excess tax benefit from
stock-based award activity	-	-	979	-	979
Net loss	-	-	-	(2,975)	(2,975)

Balances, June 30, 2011	15,053,316	151	21,602	4,112	25,865
Exercise of stock options	89,443	-	65	-	65
Stock-based compensation	-	-	786	-	786
Issuance of restricted stock	63,368	1	(1)	-	-
Excess tax benefit from
stock-based award activity	-	-	85	-	85
Net loss	-	-	-	(3,621)	(3,621)

Balances, June 30, 2012	15,206,127	$152	$22,537	$491	$23,180

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,621)	$(2,975)	$9,356
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,117	1,003	796
Loss on disposal of fixed assets	83	10	-
Stock-based compensation expense	786	871	980
Excess tax benefits from stock-based award activity	(85)	(979)	(1,089)
Deferred tax expense (benefit)	1,035	(290)	1,551
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	638	(1,032)	(427)
(Increase) decrease in inventory	(449)	(32)	545
Decrease (increase) in prepaid and other current assets	459	2,512	(2,592)
(Decrease) increase in accounts payable and accrued liabilities	(388)	780	50
Increase in deferred revenue	114	167	112
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(311)	35	9,282

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(452)	(702)	(2,954)
Additions to intangible assets	(169)	(149)	(87)
NET CASH USED IN INVESTING ACTIVITIES	(621)	(851)	(3,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	85	979	1,089
Proceeds from stock offering, net of offering costs	-	-	4,873
Proceeds from exercise of stock options	65	49	1,073
NET CASH PROVIDED BY FINANCING ACTIVITIES	150	1,028	7,035

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(782)	212	13,276

CASH AND CASH EQUIVALENTS, beginning of year	18,280	18,068	4,792

CASH AND CASH EQUIVALENTS, end of year	$17,498	$18,280	$18,068

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$5,656

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

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

Business:  Sharps is a leading full-service provider of cost-effective management solutions for small quantity generators of medical waste, used healthcare materials and unused dispensed medications.  These solutions include Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System™, Complete Needle™ Collection and Disposal System, TakeAway Environmental Return System™, Compliance TRACSM, Sharps Secure® Needle Collection and Containment System™, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, and Spill Kit TakeAway Recovery System™.

Concentration of Customers and Service Providers:  There is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2012, two customers represented approximately 30% of revenues. One of the customers represented approximately 26%, or $623 thousand, of the total accounts receivable balance as of June 30, 2012. The other customer, which had no accounts receivable balance at June 30, 2012, was a major U.S. government agency which terminated January 31, 2012.  For the fiscal year ended June 30, 2011, two customers represented approximately 33% of revenues. Those same two customers represented approximately 22%, or $660 thousand, of the total accounts receivable balance as of June 30, 2011. For the fiscal year ended June 30, 2010, two customers represented approximately 68% of revenues. The Company may be adversely affected by its dependence on a limited number of high volume customers.

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

Sharps maintains relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) solutions, the Company owns all proprietary molds and dies and utilize three contract manufacturers for the production of the primary raw materials. Sharps believes that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions.  The Company utilizes national suppliers such as Southern Container and R & D Molders for the majority of the raw materials used in our other products and solutions and international suppliers such as Ashoka Company for Pitch-It™ IV Poles.

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
JUNE 30, 2012, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventory:  Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method.  At June 30, 2012, total inventory was $2.2 million of which $1.0 million was finished goods and $1.2 million was raw materials.  At June 30, 2011, total inventory was $1.8 million of which $980 thousand was finished goods and $790 thousand was raw materials.

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

Intangible Assets:  Intangible assets consist of, (i) permit costs related to the Company’s treatment facility in Carthage, Texas, (ii) seven patents (two acquired in June 1998, one in November 2003, one in January 2012, two in April 2012 and one in August 2012), and (iii) defense costs related to certain existing patents.  Permit costs related to the facility are amortized over the expected life of the treatment facility. Patent costs are being amortized over seventeen years, the estimated useful life of the patents. During the fiscal years ended June 30, 2012, 2011 and 2010, the Company recorded amortization expense of $30 thousand, $31 thousand and $28 thousand, respectively.

As of June 30, 2012, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2013	$29
2014	34
2015	34
2016	34
2017	32
Thereafter	301
$464

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2012, 2011 and 2010, was $786 thousand

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

($68 thousand included in cost of revenues and $718 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), $871 thousand ($67 thousand included in cost of revenues and $804 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and $980 thousand ($52 thousand included in cost of revenues and $928 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), respectively. The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company included approximately $0.1 million, $1.0 million and $1.1 million of excess tax benefits in its cash flows from financing activities for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The risk free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant.  Volatility, expected life and dividend yield are based on historical experience and activity.  The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2012	2011	2010

Weighted average risk-free interest rate	0.3%	0.7%	0.9%
Weighted average expected volatility	66%	67%	68%
Weighted average expected life (in years)	3.89	4.40	3.55
Dividend yield	-	-	-

For stock-based awards granted on or after July 1, 2006, the Company considers an estimated forfeiture rate for stock options and restricted stock units based on historical experience and the anticipated forfeiture rates during the future contract life.

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

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. On July 1, 2010, the Company adopted ASU No. 2009-13 which further clarified guidance on revenue recognition for multiple-deliverable revenue arrangements, changing the way the Company allocates arrangement consideration to the separate units of accounting.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System™ (formerly the Sharps® Disposal by Mail Systems®) and various TakeAway Environmental Return Systems™ referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

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

Advertising Costs:  Advertising costs are charged to expenses when incurred and totaled $578 thousand, $510 thousand and $365 thousand for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No such impairment losses were recognized during 2011 and 2010. During 2012, an impairment loss of $70 thousand was recognized related to the leasehold improvements at the Atlanta, Georgia facility.

Employee Benefit Plans:  In addition to group health related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees.  The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%).  Company contributions to the 401(k) plan were $38 thousand,

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

$41 thousand and $31 thousand for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses. For purposes of the group health benefit plan and beginning February 1, 2011, the Company self-insures an amount equal to the excess of the employees’ deductible (ranges from $1,000 for individual up to $3,000 for family coverage) up to the amount by which the third party insurance coverage begins (ranges from $11,000 for individual up to $33,000 for family coverage). Prior to February 1, 2011, the Company self-insured an amount equal to the excess of the employees’ deductible ($1,000 for individual and $2,000 for family coverage) up to the amount by which the third party insurance coverage begins ($5,000 for individual and $10,000 for family). The amount of liability at June 30, 2012 and 2011 was $18 thousand and $12 thousand respectively, and is included in “Accrued Liabilities”.

Income Taxes:  The liability method is used in accounting for deferred income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets.

Uncertain Tax Positions: Under the accounting guidance for the uncertainty of income taxes, the income tax provision reflects the full benefit of all positions that will be taken in the Company’s income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements of the guidance.  In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result.  The Company periodically reassesses the tax positions reflected in tax returns for open years based on the latest information available and determines whether any portion of the tax benefits reflected therein should be treated as an unrecognized tax benefit.  The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns.  At June 30, 2012 and 2011, the Company did not have any uncertain tax positions. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

• United States – fiscal years ended June 30, 2009, 2010, 2011 and 2012
• State of Texas – fiscal years ended June 30, 2007, 2008, 2009, 2010, 2011 and 2012
• State of Georgia – fiscal years ended June 30, 2009, 2010, 2011 and 2012

The Internal Revenue Service recently completed an audit of the Company’s U.S. Corporation Income Tax Return for the fiscal year ended June 30, 2009. The audit resulted in no material adjustments. None of the Company's federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of operations.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements: There are no recently issued accounting pronouncements that impact the Company’s consolidated financial statements as of June 30, 2012.

Reclassifications: Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2012 and 2011, property and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2012	2011
Furniture and fixtures	3 to 5 years	$192	$179
Plant and equipment	3 to 17 years	5,122	4,897
Manufacturing	15 years	222	222
Computers and software	3 to 5 years	1,558	1,421
Leasehold improvements	3 to 15 years	854	949
Land		19	19
		7,967	7,687
Less: accumulated depreciation		3,335	2,337

Net property, plant and equipment		$4,632	$5,350

Total depreciation expense in the fiscal years ended June 30, 2012, 2011 and 2010 is $1.1 million, $972 thousand and $768 thousand, respectively. Depreciation expense included in cost of revenues in the fiscal years ended 2012, 2011 and 2010 was $664 thousand, $650 thousand and $355 thousand, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

On July 13, 2012, the Company executed the First Amendment to Credit Agreement (the “Amendment”) with Wells Fargo, National Association (the “Bank”). The Amendment extends the maturity date of the Credit Agreement (the “Credit Agreement”) executed on July 15, 2010 from July 15, 2012 to July 15, 2014. The Company’s Credit Agreement with the Bank provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. Pursuant to the Amendment, the aggregate principal amount of advances outstanding at any time under the Credit Agreement shall not exceed the Borrowing Base which is equal to (i) 80% of Eligible Accounts Receivable (as defined in the Amendment) plus (ii) 40% of Eligible Inventory (as defined in the Amendment). As of June 30, 2012, the Company had no outstanding borrowings and $108 thousand in letters of credit outstanding. As of the date of issuance of the Annual Report, the Company had $2.1 million of credit available pursuant to its amended credit agreement.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2014, the maturity date set under the Amendment. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Amendment would be approximately 3.0% as of June 30, 2012.

The Amendment and Credit Agreement contain affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million, not exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0 and achieve positive annual net income for the fiscal year ending June 30, 2013 (determined ninety days thereafter). As of June 30, 2012, we are in compliance with all applicable financial covenants. The Amendment and Credit Agreement also contain customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

NOTE 5 - INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2012	2011	2010

Current
Federal	$80	$(1,161)	$3,206
State	8	(65)	322
	88	(1,226)	3,528

Deferred
Federal	1,038	(305)	1,535
State	(3)	15	16
	1,035	(290)	1,551
	$1,123	$(1,516)	$5,079

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 5 - INCOME TAXES (continued)

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2012, 2011 and 2010 is as follows:

	Year Ended June 30,
	2012	2011	2010

Statutory rate	34.0%	34.0%	35.0%
State income taxes, net	0.0%	1.0%	1.3%
Meals and entertainment	(0.5%)	(0.4%)	0.2%
Section 199 deduction (1)	0.0%	(1.3%)	(1.0%)
Return to provision differences and other	0.0%	0.5%	(0.3%)
	33.5%	33.8%	35.2%

Change in valuation allowance	(78.5%)	0.0%	0.0%
Effective tax rate	(45.0%)	33.8%	35.2%

(1) Section 199 refers to Internal Revenue Service deduction for Income Attributable to Manufacturing Activities

For the fiscal years ended June 30, 2012, 2011 and 2010, state income taxes relate to the Texas Franchise Tax and Georgia Income Tax. For the fiscal years ended June 30, 2012, 2011 and 2010, the Company evaluated the need for a valuation allowance on its deferred tax asset balances. Based on that evaluation, the Company determined as of June 30, 2011 and 2010 that it was more likely than not that the Company would realize these deferred tax assets and as such that there was no valuation allowance provided. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance to fully reserve net deferred tax assets. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence including losses over nine of the past ten quarters, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce our deferred asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred assets related to net operating loss carryforwards and other tax attributes.

At June 30, 2012 and 2011, the significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

	June 30,
	2012	2011
Deferred tax assets relating to:
Stock compensation	$583	$413
AMT and research and development credits	397	317
Deferred rent	145	132
Inventory	119	124
Professional fees	72	50
Accrued vacation	21	21
Accounts receivable allowance	9	9
Contribution carryovers	3	-
Net operating loss carryforwards	1,215	556
Total deferred tax assets	2,564	1,622

Deferred tax liablities related to depreciation differences	(603)	(671)

Net deferred tax assets before valuation allowance	1,961	951

Valuation allowance	(1,961)	-
Net deferred tax assets	$-	$951

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 5 - INCOME TAXES (continued)

During the year ended June 30, 2012, the net deferred tax asset decreased $1.0 million. The decrease was due to the recording of a deferred tax valuation allowance of $2.0 million offset by the generation of net operating loss carryforwards and other tax credits.

During the years ended June 30, 2012 and 2011, the Company did not utilize any net operating loss carryforwards for income tax purposes. In addition, during the years ended June 30, 2012, 2011 and 2010, $0.1 million, $1.0 million, and $1.1 million, respectively, of benefit was recorded to additional paid in capital which related to excess tax deductions for stock-based compensation accounted for in accordance with the FASB’s guidance.

At June 30, 2012, the Company had net operating loss and various tax credit carryforwards which expire as follows (dollars in millions):

Carryforwards	June 30, 2012	Expiration Date

Net operating loss	$3.6	June 30, 2032
Research and development credit	0.2	June 30, 2031
Mininum tax credit	0.2	Indefinite

NOTE 6 - EQUITY TRANSACTIONS

During the years ended June 30, 2012, 2011 and 2010, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Year Ended June 30,
	2012	2011	2010

Options Exercised	89,443	62,500	972,874

Proceeds (in thousands)	$65	$49	$1,073

Average exercise price per share	$0.73	$0.78	$1.10

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

NOTE 7 - STOCK BASED COMPENSATION

The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Stock Plan replaced the Sharps Compliance Corp. 1993 Stock Plan (the “1993 Plan”). The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 1,000,000 shares of the Company’s common stock of which 494,748 shares are outstanding as of June 30, 2012. Options granted generally vest over a period of three to four years and expire seven years after the date of grant.  Restricted stock generally vests over one year.

The 1993 Plan, as amended, provided for the granting of stock-based compensation (stock options or restricted stock) of up to 4,000,000 shares of the Company’s common stock of which 600,683 shares are outstanding as of June 30, 2012. Options granted generally vest over a period of three years and expire seven years after the date of grant.  Restricted stock generally vested between one to three years.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 7 - STOCK BASED COMPENSATION (continued)

As of June 30, 2012, 2011 and 2010, options available for grant under the Plans are as follow:

June 30,	2010 Stock Plan	1993 Stock Plan	Total

2012	372,384	144,173	516,557
2011	754,000	122,673	876,673
2010	-	105,173	105,173

The summary of activity for all stock options during the fiscal years ended June 30, 2012, 2011 and 2010 is presented in the table below (in thousands):

	Options Outstanding	Weighted Average Exercise Price
Balance, June 30, 2009	1,398	$1.17
Granted	416	$7.12
Exercised	(973)	$1.10
Forfeited or canceled	(49)	$5.57

Balance, June 30, 2010	792	$4.21	(1)
Granted	243	$4.55
Exercised	(63)	$0.78
Forfeited or canceled	(84)	$5.46

Balance, June 30, 2011	888	$4.43	(2)
Granted	320	$3.97
Exercised	(89)	$0.73
Forfeited or canceled	(41)	$4.23

Balance at June 30, 2012	1,078	$4.60	(3)

Exercisable at June 30, 2012	556	$4.62

(1) Excludes 30 thousand shares of Restricted Stock
(2) Excludes 0 thousand shares of Restricted Stock
(3) Excludes 17 thousand shares of Restricted Stock

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 7 - STOCK BASED COMPENSATION (continued)

The summary of activity for all restricted stock during the fiscal years ended June 30, 2012, 2011 and 2010 is presented in the table below (in thousands):

	Year Ended June 30,
	2012	2011	2010

Unvested at beginning of the year	-	30	72
Granted	81	70	52
Vested	(64)	(100)	(84)
Forfeited	-	-	(10)

Unvested at end of the year	17	-	30

The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2012, 2011, and 2010 was $4.46, $4.65 and $9.81, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2012, 2011 and 2010 was $4.47, $4.41 and $6.78, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2012 (in thousands except per share amount):

	Options Outstanding

Range of Exercise Price	Outstanding as of June 30, 2012	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $1.99	50	0.90	$0.84
$2.00 - $3.99	495	5.12	$3.37
$4.00 - $5.99	322	5.34	$4.48
$6.00 - $7.99	1	4.67	$6.60
$8.00- $10.00	210	4.91	$8.58
	1,078		$4.60

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 7 - STOCK BASED COMPENSATION (continued)

The following table summarizes information about stock options exercisable as of June 30, 2012 (in thousands except per share amount):

	Options Exercisable

Range of Exercise Price	Exercisable as of June 30, 2012	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $1.99	50	0.90	$0.84
$2.00 - $3.99	186	3.02	$2.36
$4.00 - $5.99	159	5.21	$4.48
$6.00 - $7.99	1	4.67	$6.60
$8.00- $10.00	160	5.16	$8.57
	556		$4.62

As of June 30, 2012, there was $657 thousand of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.38 years

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases:  The Company leases 190,489 square feet of space in Houston, Texas and Atlanta, Georgia.  The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. The leases expire from April 2014 to April 2015 with options to renew the Company’s leases for warehouses for 5 years and for office space 10 years. Rent expense for the fiscal years ended June 30, 2012, 2011 and 2010 was $1.4 million, $1.5 million and $1.2 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2012 are as follows (in thousands):

	Twelve Months Ending June 30,
	2013	2014	2015	2016	Total
Operating lease obligations	$1,465	1,477	797	-	$3,739

As a result of the termination of the U.S. Government contract, the Company is attempting to buy-out or sublease the Atlanta facility lease obligation.  In August 2012, the Company agreed in principle to a deal with the Atlanta facility landlord reducing its obligation under the lease for the 51,000 square foot facility by approximately 20,000 square feet effective September 1, 2012.  The sublease agreement would reduce the operating lease obligations by $87 thousand, $101 thousand and $59 thousand for the twelve months ending June 30, 2013, 2014 and 2015, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Other: The Company is also involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amount):

		Year Ended June 30,
	2012	2011	2010

Net income (loss), as reported	$(3,621)	$(2,975)	$9,356

Weighted average common shares outstanding	15,109	14,944	14,176
Effect of dilutive stock options	-	-	776
Weighted average diluted common shares outstanding	15,109	14,944	14,952

Net income (loss) per common share
Basic	$(0.24)	$(0.20)	$0.66
Diluted	$(0.24)	$(0.20)	$0.63

Employee stock options excluded from computation of diluted
income per share amounts because their effect would
be anti-dilutive	831	550	241

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012, 2011 and 2010

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables show quarterly financial information for the years ended June 30, 2012 and 2011. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods.

	Quarter Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Total revenues	$5,743	$6,212	$5,291	$4,541
Cost of revenues	$3,924	$4,065	$3,766	$3,491
Operating income (loss)	$(498)	$34	$(808)	$(1,249)
Net income (loss)	$(325)	$28	$(520)	$(2,804)
Net income (loss) per share - diluted	$(0.02)	$-	$(0.03)	$(0.18)
Weighted average shares-diluted	15,065	15,404	15,111	15,185

	Quarter Ended
	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Total revenues	$5,233	$4,611	$4,518	$5,033
Cost of revenues	$3,421	$3,385	$3,109	$3,256
Operating income (loss)	$(1,222)	$(1,200)	$(1,118)	$(996)
Net income (loss)	$(797)	$(807)	$(659)	$(712)
Net income (loss) per share - diluted	$(0.05)	$(0.05)	$(0.04)	$(0.05)
Weighted average shares-diluted	14,907	14,920	14,948	15,000