Form 10-Q
period 2012-09-30
SHARPS COMPLIANCE CORP
filed 2012-11-05
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 1, 2012, there were 15,226,875 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value)

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,843	$17,498
Accounts receivable, net of allowance for doubtful accounts of $30 and
$28, respectively	3,409	2,427
Inventory	2,041	2,219
Prepaid and other current assets	439	398
TOTAL CURRENT ASSETS	22,732	22,542

PROPERTY, PLANT AND EQUIPMENT, net	4,562	4,632

INTANGIBLE ASSETS, net of accumulated amortization of $262 and
$257, respectively	537	464

TOTAL ASSETS	$27,831	$27,638

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,315	$752
Accrued liabilities	1,211	1,302
Deferred revenue	2,041	1,881
TOTAL CURRENT LIABILITIES	4,567	3,935

LONG-TERM DEFERRED REVENUE	470	358

OTHER LONG-TERM LIABILITIES	77	165

TOTAL LIABILITIES	5,114	4,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;
15,226,875 and 15,206,127 shares issued and outstanding, respectively	152	152
Additional paid-in capital	22,713	22,537
Retained earnings (accumulated deficit)	(148)	491
TOTAL STOCKHOLDERS' EQUITY	22,717	23,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,831	$27,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended September 30,
	2012	2011
	(Unaudited)

REVENUES	$5,153	$5,743
Cost of revenues	3,601	3,924
GROSS PROFIT	1,552	1,819

Selling, general and administrative	2,080	2,210
Depreciation and amortization	113	107

OPERATING LOSS	(641)	(498)

OTHER INCOME (EXPENSE)
Interest income	8	10
Other expense	-	(13)
TOTAL OTHER INCOME (EXPENSE)	8	(3)

LOSS BEFORE INCOME TAXES	(633)	(501)

INCOME TAX EXPENSE (BENEFIT)
Current	5	(2)
Deferred	1	(174)
TOTAL INCOME TAX EXPENSE (BENEFIT)	6	(176)

NET LOSS	$(639)	$(325)

NET LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.02)

Diluted	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
NET LOSS PER COMMON SHARE:

Basic	15,209	15,065
Diluted	15,209	15,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Accumulated Deficit)	Equity

Balances, June 30, 2011	15,053,316	$151	$21,602	$4,112	$25,865

Exercise of stock options	89,443	-	65	-	65
Stock-based compensation	-	-	786	-	786
Issuance of restricted stock	63,368	1	(1)	-	-
Excess tax benefit from
stock-based award activity	-	-	85	-	85
Net loss	-	-	-	(3,621)	(3,621)

Balances, June 30, 2012	15,206,127	152	22,537	491	23,180

Exercise of stock options*	3,500	-	2	-	2
Stock-based compensation*	-	-	173	-	173
Issuance of restricted stock*	17,248	-	-	-	-
Excess tax benefit from
stock-based award activity*	-	-	1	-	1
Net loss*				(639)	(639)

Balances, September 30, 2012*	15,226,875	$152	$22,713	$(148)	$22,717

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-Months Ended
	September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(639)	$(325)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	276	270
Loss on disposal of fixed assets	-	13
Stock-based compensation expense	173	119
Excess tax benefits from stock-based award activity	(1)	(12)
Deferred tax expense (benefit)	1	(174)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(982)	221
Decrease (increase) in inventory	178	(173)
Increase in prepaid and other current assets	(41)	(15)
Increase in accounts payable and accrued liabilities	384	234
Increase in deferred revenue	272	123
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(379)	281

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(201)	(137)
Additions to intangible assets	(78)	(35)
NET CASH USED IN INVESTING ACTIVITIES	(279)	(172)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	1	12
Proceeds from exercise of stock options	2	13
NET CASH PROVIDED BY FINANCING ACTIVITIES	3	25

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(655)	134

CASH AND CASH EQUIVALENTS, beginning of period	17,498	18,280

CASH AND CASH EQUIVALENTS, end of period	$16,843	$18,414

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2012, the results of its operations and cash flows for the three months ended September 30, 2012 and 2011 and stockholders’ equity for the year ended June 30, 2012 and three months ended September 30, 2012. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2013.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting.  The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price.  The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided including compliance with local, state and Federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s facility. The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s facility. Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container system, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of September 30, 2012.

NOTE 5 - INCOME TAXES

During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce the Company’s  net deferred tax asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred assets related to net operating loss carryforwards and other tax attributes.

The Company’s effective tax rate for the three months ended September 30, 2012 was less than 1% reflecting estimated state income taxes for fiscal year 2013. The Company’s effective tax rate for the three months ended September 30, 2011 was 35.1%. The Company’s tax benefit associated with taxable losses during the three months ended September 30, 2012 was offset by a deferred tax valuation allowance.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On July 13, 2012, the Company executed the First Amendment to Credit Agreement (the “Amendment”) with Wells Fargo, National Association (the “Bank”). The Amendment extended the maturity date of the Credit Agreement (the “Credit Agreement”) executed on July 15, 2010 from July 15, 2012 to July 15, 2014. The Company’s Credit Agreement with the Bank provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. Pursuant to the Amendment, the aggregate principal amount of advances outstanding at any time under the Credit Agreement shall not exceed the Borrowing Base which is equal to (i) 80% of Eligible Accounts Receivable (as defined in the Amendment) plus (ii) 40% of Eligible Inventory (as defined in the Amendment). As of September 30, 2012, the Company had no outstanding borrowings, $108 thousand in letters of credit outstanding, and $3.2 million of credit available pursuant to its amended credit agreement.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2014, the maturity date set under the Amendment. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Amendment would be approximately 2.9% as of September 30, 2012.

The Amendment and Credit Agreement contain affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million, not to exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0 and achieve positive annual net income for the fiscal year ending June 30, 2013 (determined ninety daysthereafter). As of September 30, 2012, we are in compliance with all applicable financial covenants. The Amendment and Credit Agreement also contain customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Total stock-based compensation for the three months ended September 30, 2012 and 2011 was $173 thousand ($1 thousand included in cost of revenues and $172 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations) and $119 thousand ($20 thousand included in cost of revenues and $99 thousand included in general and administrative expense in the Company’s condensed consolidated statement of operations), respectively. Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital. The Company’s excess tax benefits included in its cash flows from financing activities for the three months ended September 30, 2012 and 2011 was $1 thousand and $12 thousand, respectively.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended
	September 30,
	2012	2011
	(Unaudited)

Net loss, as reported	$(639)	$(325)

Weighted average common shares outstanding	15,209	15,065
Effect of dilutive stock options	-	-
Weighted average diluted common shares outstanding	15,209	15,065

Net loss per common share
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Employee stock options excluded from computation
of dilutive loss per share amounts because their
effect would be anti-dilutive	785	545

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2012 and 2011, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended
	September 30,
	2012	2011
	(Unaudited)

Options exercised	3,500	14,103
Proceeds (in thousands)	$2	$13
Average exercise price per share	$0.68	$0.95

As of September 30, 2012, there was $496 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.59 years

.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30,	June 30,
	2012	2012
	(Unaudited)
Raw materials	$1,159	$1,218
Finished goods	882	1,001
Total	$2,041	$2,219

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

GENERAL

Sharps Compliance Corp. is a leading full-service provider of solutions for the cost-effective management of medical waste, used health care materials and unused dispensed medications. Our solutions facilitate the proper treatment of numerous types of items, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused consumer dispensed prescription and over-the-counter drugs and medications.  We serve customers in multiple markets such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), government (federal, state and local), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our distinct solution offerings best fit their needs for the collection, storage, return transportation and treatment of their or their patients’ medical waste, used healthcare materials and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and properly treat their or their patients’ medical waste, used healthcare materials or unused dispensed medications through a variety of solutions and products transported primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth.

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

The Company’s solutions include Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System™, Complete Needle™ Collection and Disposal System, TakeAway Environmental Return System™, Compliance TRACSM, Sharps Secure® Needle Collection and Containment System™, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, and Spill Kit TakeAway Recovery System™.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2012 and 2011. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended September 30,
	2012	%	2011	%
	(Unaudited)

Revenues	$5,153	100.0%	$5,743	100.0%

Cost of revenues	3,601	69.9%	3,924	68.3%
Gross profit	1,552	30.1%	1,819	31.7%

SG&A expense	2,080	40.4%	2,210	38.5%
Depreciation and amortization	113	2.2%	107	1.9%

Operating loss	$(641)	(12.4%)	$(498)	(8.7%)

Other income (expense)	8	0.2%	(3)	(0.1%)

Loss before income taxes	(633)	(12.3%)	(501)	(8.7%)
Income tax expense (benefit)	6	0.1%	(176)	(3.1%)
Net loss	$(639)	(12.4%)	$(325)	(5.7%)

THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Total revenues for the three months ended September 30, 2012 of $5.2 million decreased by $0.6 million, or 10.3%, over the total revenues for the three months ended September 30, 2011 of $5.7 million. Billings by market are as follows (in thousands):

	Three-Months Ended September 30,
	(Unaudited)
	2012	2011	Variance

BILLINGS BY MARKET:
Home Health Care	$1,747	$1,767	$(20)
Retail	1,165	1,723	(558)
Professional	1,001	702	299
Pharmaceutical	562	270	292
Core Government	392	125	267
Assisted Living / Hospitality	376	300	76
Other	186	269	(83)
U.S Government Contract	-	722	(722)
Subtotal	5,429	5,878	(449)
GAAP Adjustment *	(276)	(135)	(141)
Revenue Reported	$5,153	$5,743	$(590)

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

The decrease in revenues is primarily attributable to decreased billings in the U.S. Government contract ($0.7 million) and Retail ($0.6 million) markets. The decrease in billings was partially offset by increased billings in the Professional ($0.3 million), Pharmaceutical ($0.3 million) and Core Government ($0.3 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The decrease in the U.S. Government contract market billings is associated with the January 31, 2012 termination of the maintenance portion of a U.S. Government contract with the Division of Strategic National Stockpile (“DSNS”) of the Centers for Disease Control (“CDC”). The decrease in the Retail market billings is primarily due to higher sales in the prior year from the initial fill of the Complete Needle™ Collection & Disposal System in the country’s largest drugstore chain as well as initial orders in the prior year of Sharps TakeAway Environmental Return System™. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities, e-commerce focused website, trade show participation and internet-based promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. The increase in the Pharmaceutical market billings is due to the timing of customer orders including resupply orders by two of the patient support programs announced in August and October 2011. The programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in the Core Government market billings reflects distributor sales to a major U.S. agency to facilitate the launch of our solutions in selected military bases.

Cost of revenues for the three months ended September 30, 2012 of $3.6 million was 69.9% of revenues.  Cost of revenues for the three months ended September 30, 2011 of $3.9 million was 68.3% of revenues.  The lower gross margin for the quarter ended September 30, 2012 of 30.1% (versus 31.7% for the quarter ended September 30, 2011) was due to ongoing facility costs of $0.1 million, or 220 basis points, associated with the maintenance portion of the U.S. government contract that was terminated as of January 31, 2012.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2012 of $2.1 million, decreased by $0.1 million, from SG&A expenses of $2.2 million for the three months ended September 30, 2011.

The Company generated an operating loss of $0.6 million for the three months ended September 30, 2012 compared to an operating loss of $0.5 million for the three months ended September 30, 2011.  The operating margin was (12.4%) for the three months ended September 30, 2012 compared to (8.7%) for the three months ended September 30, 2011. The increase in operating loss is a result of the lower billings in the current quarter primarily due to the U.S. government contract that was terminated as of January 31, 2012 partially mitigated by strong cost discipline and focused use of resources on targeted markets primarily Retail, Pharmaceutical, Professional and Core Government markets (discussed above).

The Company generated a loss before income tax expense of $0.6 million for the three months ended September 30, 2012 versus a loss before tax of $0.5 million for the three months ended September 30, 2011. The increase in the loss before income tax is a result of the higher operating loss (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2012 was less than 1% reflecting estimated state income taxes for fiscal year 2013. The Company’s effective tax rate for the three months ended September 30, 2011 was 35.1%. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The Company’s tax benefit associated with taxable losses during the three months ended September 30, 2012 was offset by a deferred tax valuation allowance.

The Company generated a net loss of $0.6 million for the three months ended September 30, 2012 compared to a net loss of $0.3 million for the three months ended September 30, 2011.  The higher net loss is a result of a higher operating loss and lower tax benefit (discussed above).

The Company reported diluted loss per share of ($0.04) for the three months ended September 30, 2012 versus diluted loss per share of ($0.02) for the three months ended September 30, 2011.  The decrease in diluted earnings per share is a result of a higher net loss in the current quarter (discussed above).

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

 The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional and Core Government markets. The Company also serves the Home Health Care, Assisted Living/Hospitality and Other markets. The Company believes its growth opportunities are supported by:

•
An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•
An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•
The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of June 30, 2012, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of dispensed unused medications;

•
New solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers;

•
The opportunity to increase the availability to individuals of our consumer focused solutions like Complete Needle™ Collection and Disposal System and the TakeAway line of products through sponsorship by drug and ancillary product manufacturers;

•
The Company’s recently announced joint marketing alliance with Daniels Sharpsmart (“JMA”) to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target health care customers with multi-site and multi-sized locations; and

•	The Company’s strong financial position with a cash balance of $16.8 million, no debt and $3.2 million of credit available pursuant to its amended credit agreement as of September 30, 2012.

TERMINATED CONTRACT

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $0.7 million to $16.8 million at September 30, 2012 from $17.5 million at June 30, 2012. The decrease in cash and cash equivalents is primarily due to the timing of collections from orders related to billings in September 2012 and capital expenditures and additions to intangible assets of $0.3 million (discussed below).

Accounts receivable increased by $1.0 million to $3.4 million at September 30, 2012 from $2.4 million at June 30, 2012. The increase is due to timing of billings and collections.

Inventory decreased by $0.2 million to $2.0 million at September 30, 2012 from $2.2 million at June 30, 2012. The decrease in inventory is due to timing of sales and new product buildup.

Working capital decreased $0.4 million to $18.2 million at September 30, 2012 from $18.6 million at June 30, 2012. The decrease is primarily due to decreases in cash and cash equivalents, inventory and higher accounts payable as a result of timing of payments (as discussed above) offset by higher accounts receivable (as discussed above).

Property, plant and equipment, net decreased by less than $0.1 million to $4.6 million at September 30, 2012 from $4.6 million at June 30, 2012.  The decrease in property and equipment is related to depreciation expense of $0.3 million, partially offset by capital expenditures of $0.2 million. The capital expenditures are attributable primarily to treatment facility improvements of $173 thousand.

Stockholders’ equity decreased by $0.5 million to $22.7 million at September 30, 2012 from $23.2 million at June 30, 2012.  This decrease is primarily attributable to a net loss for the three months ended September 30, 2012 of $0.6 million.  The impact was partially offset by the effect on equity (credit) of non-cash stock based award expense of $0.2 million.

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

As a result of the termination of the U.S. Government contract, the Company is attempting to buy-out or sublease the Atlanta facility lease obligation. In August 2012, the Company executed an agreement with the Atlanta facility landlord reducing its obligation under the lease for the 51,000 square foot facility by approximately 20,000 square feet effective September 1, 2012.

Credit Facility

On July 13, 2012, the Company executed the First Amendment to Credit Agreement (the “Amendment”) with Wells Fargo, National Association (the “Bank”). The Amendment extended the maturity date of the Credit Agreement (the “Credit Agreement”) executed on July 15, 2010 from July 15, 2012 to July 15, 2014. The Company’s Credit Agreement with the Bank provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. Pursuant to the Amendment, the aggregate principal amount of advances outstanding at any time under the Credit Agreement shall not exceed the Borrowing Base which is equal to (i) 80% of Eligible Accounts Receivable (as defined in the Amendment) plus (ii) 40% of Eligible Inventory (as defined in the Amendment). As of September 30, 2012, the Company had no outstanding borrowings, $108 thousand in letters of credit outstanding, and $3.2 million of credit available pursuant to its amended credit agreement. The short-term borrowings during the reporting period did not differ from the amount outstanding as of September 30, 2012.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2014, the maturity date set under the Amendment. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Amendment would be approximately 2.9% as of September 30, 2012.

The Amendment and Credit Agreement contain affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million, not to exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0 and achieve positive annual net income for the fiscal year ending June 30, 2013 (determined ninety days thereafter). As of September 30, 2012, the Company was in compliance with all applicable financial covenants. The Amendment and Credit Agreement also contain customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its line of credit with the Bank will be sufficient to fund operations for the twelve months ending September 30, 2013.

CRITICAL ACCOUNTING ESTIMATES

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

In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting.  The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price.  The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided including compliance with local, state and Federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s facility.  The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s facility. Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container system, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of September 30, 2012.

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

As of September 30, 2012, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2012 for the Company’s risk factors.  During the quarter ended September 30, 2012, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 5, 2012	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 5, 2012	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)