Form 10-Q
period 2012-12-31
SHARPS COMPLIANCE CORP
filed 2013-01-31
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

As of January 28, 2013, there were 15,242,374 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value)

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,785	$17,498
Accounts receivable, net of allowance for doubtful accounts of $29 and
$28, respectively	2,901	2,427
Inventory	1,967	2,219
Prepaid and other current assets	315	398
TOTAL CURRENT ASSETS	21,968	22,542

PROPERTY, PLANT AND EQUIPMENT, net	4,492	4,632

INTANGIBLE ASSETS, net of accumulated amortization of $268 and
$257, respectively	587	464

TOTAL ASSETS	$27,047	$27,638

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$830	$752
Accrued liabilities	1,349	1,302
Deferred revenue	1,706	1,881
TOTAL CURRENT LIABILITIES	3,885	3,935

LONG-TERM DEFERRED REVENUE	588	358

OTHER LONG-TERM LIABILITIES	135	165

TOTAL LIABILITIES	4,608	4,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;
15,242,374 and 15,206,127 shares issued and outstanding, respectively	152	152
Additional paid-in capital	22,863	22,537
Retained earnings (accumulated deficit)	(576)	491
TOTAL STOCKHOLDERS' EQUITY	22,439	23,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,047	$27,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended December 31,
	2012	2011
	(Unaudited)

REVENUES	$5,717	$6,212
Cost of revenues	4,017	4,065
GROSS PROFIT	1,700	2,147

Selling, general and administrative	2,020	1,997
Depreciation and amortization	111	116
TOTAL COSTS AND EXPENSES	2,131	2,113

OPERATING INCOME (LOSS)	(431)	34

OTHER INCOME
Interest income	8	9
TOTAL OTHER INCOME	8	9

INCOME (LOSS) BEFORE INCOME TAXES	(423)	43

INCOME TAX EXPENSE
Current	5	2
Deferred	-	13
TOTAL INCOME TAX EXPENSE	5	15

NET INCOME (LOSS)	$(428)	$28

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.03)	$0.00

Diluted	$(0.03)	$0.00

WEIGHTED AVERAGE SHARES USED IN COMPUTING
NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,232	15,077
Diluted	15,232	15,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Six-Months
	Ended December 31,
	2012	2011
	(Unaudited)

REVENUES	$10,870	$11,955
Cost of revenues	7,618	7,989
GROSS PROFIT	3,252	3,966

Selling, general and administrative	4,100	4,207
Depreciation and amortization	224	223
TOTAL COSTS AND EXPENSES	4,324	4,430

OPERATING LOSS	(1,072)	(464)

OTHER INCOME (EXPENSE)
Interest income	16	19
Other expense	-	(13)
TOTAL OTHER INCOME (EXPENSE)	16	6

LOSS BEFORE INCOME TAXES	(1,056)	(458)

INCOME TAX EXPENSE (BENEFIT)
Current	10	-
Deferred	1	(161)
TOTAL INCOME TAX EXPENSE (BENEFIT)	11	(161)

NET LOSS	$(1,067)	$(297)

NET LOSS PER COMMON SHARE
Basic	$(0.07)	$(0.02)

Diluted	$(0.07)	$(0.02)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE:

Basic	15,221	15,071
Diluted	15,221	15,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Retained
	Common Stock		Additional	Earnings	Total
			Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

Balances, June 30, 2011	15,053,316	$151	$21,602	$4,112	$25,865

Exercise of stock options	89,443	-	65	-	65
Stock-based compensation	-	-	786	-	786
Issuance of restricted stock	63,368	1	(1)	-	-
Excess tax benefit from
stock-based award activity	-	-	85	-	85
Net loss	-	-	-	(3,621)	(3,621)

Balances, June 30, 2012	15,206,127	152	22,537	491	23,180

Exercise of stock options*	3,500	-	2	-	2
Stock-based compensation*	-	-	323	-	323
Issuance of restricted stock*	32,747	-	-	-	-
Excess tax benefit from
stock-based award activity*	-	-	1	-	1
Net loss*				(1,067)	(1,067)

Balances, December 31, 2012*	15,242,374	$152	$22,863	$(576)	$22,439

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-Months Ended
	December 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,067)	$(297)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	553	548
Loss on disposal of fixed assets	-	13
Stock-based compensation expense	323	376
Excess tax benefits from stock-based award activity	(1)	(12)
Deferred tax expense (benefit)	1	(161)
Changes in operating assets and liabilities:
Accounts receivable	(474)	465
Inventory	252	(713)
Prepaid and other current assets	83	(60)
Accounts payable and accrued liabilities	95	156
Deferred revenue	55	(23)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(180)	292

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(402)	(189)
Additions to intangible assets	(134)	(65)
NET CASH USED IN INVESTING ACTIVITIES	(536)	(254)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	1	12
Proceeds from exercise of stock options	2	13
NET CASH PROVIDED BY FINANCING ACTIVITIES	3	25

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(713)	63

CASH AND CASH EQUIVALENTS, beginning of period	17,498	18,280

CASH AND CASH EQUIVALENTS, end of period	$16,785	$18,343

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2012, the results of its operations and cash flows for the three and six months ended December 31, 2012 and 2011 and stockholders’ equity for the year ended June 30, 2012 and six months ended December 31, 2012. The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2013.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable revenue arrangements. Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps® Recovery System (formerly the Sharps Disposal by Mail Systems®) and various TakeAway Environmental Return Systems™ referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation  and (3) treatment service.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of December 31, 2012.

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

The Company’s effective tax rate for the six months ended December 31, 2012 was 1.0% reflecting estimated state income taxes. The Company’s effective tax rate for the six months ended December 31, 2011 was 35.2%. The Company’s tax benefit associated with taxable losses during the six months ended December 31, 2012 was offset by a deferred tax valuation allowance.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On July 13, 2012, the Company executed the First Amendment to Credit Agreement (the “Amendment”) with Wells Fargo, National Association (the “Bank”). The Amendment extended the maturity date of the Credit Agreement (the “Credit Agreement”) executed on July 15, 2010 from July 15, 2012 to July 15, 2014. The Company’s Credit Agreement with the Bank provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. Pursuant to the Amendment, the aggregate principal amount of advances outstanding at any time under the Credit Agreement shall not exceed the Borrowing Base which is equal to (i) 80% of Eligible Accounts Receivable (as defined in the Amendment) plus (ii) 40% of Eligible Inventory (as defined in the Amendment). As of December 31, 2012, the Company had no outstanding borrowings, $108 thousand in letters of credit outstanding, and $3.0 million of credit available pursuant to its amended credit agreement.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2014, the maturity date set under the Amendment. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Amendment would be approximately 2.8% as of December 31, 2012.

The Amendment and Credit Agreement contain affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million, not to exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0 and achieve positive annual net income for the fiscal year ending June 30, 2013 (determined ninety days thereafter). As of December 31, 2012, we are in compliance with all applicable financial covenants. The Amendment and Credit Agreement also contain customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital.   During the three and six months ended December 31, 2012 and 2011, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Stock-based compensation expense included in:

Cost of revenue	$7	$18	$8	$38
General and administrative expense	143	239	315	338
Total	$150	$257	$323	$376

Excess tax benefits in cash flows from
financing activities	$-	$-	$1	$12

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income (loss), as reported	$(428)	$28	$(1,067)	$(297)

Weighted average common shares outstanding	15,232	15,077	15,221	15,071
Effect of dilutive stock options	-	327	-	-
Weighted average diluted common shares outstanding	15,232	15,404	15,221	15,071

Net income (loss) per common share
Basic	$(0.03)	$0.00	$(0.07)	$(0.02)
Diluted	$(0.03)	$0.00	$(0.07)	$(0.02)

Employee stock options excluded from computation
of dilutive loss per share amounts because their
effect would be anti-dilutive	851	513	831	538

NOTE 9 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2012 and 2011, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Options exercised	-	-	3,500	14,103
Proceeds (in thousands)	$-	$-	$2	$13
Average exercise price per share	$-	$-	$0.68	$0.95

As of December 31, 2012, there was $578 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.42 years.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31,	June 30,
	2012	2012
	(Unaudited)
Raw materials	$1,086	$1,218
Finished goods	881	1,001
Total	$1,967	$2,219

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

GENERAL

Sharps Compliance Corp. is a leading full-service provider of solutions for the cost-effective management of medical waste, used health care materials and unused dispensed medications. Our solutions facilitate the proper collection, containment, transportation and treatment of numerous types of healthcare-related materials, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused consumer dispensed medications and over-the-counter drugs..  We serve customers in multiple markets such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), government (federal, state and local), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our solution offerings best fit their needs for the collection, containment, return transportation and treatment of medical waste, used healthcare materials and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and properly treat medical waste, used healthcare materials or unused dispensed medications through a variety of solutions and products transported primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth. We continue to take advantage of the many opportunities in all markets served as we educate the market place and as prospective customers become more aware of alternatives to traditional methods of disposal (i.e., route-based pick-up services).

The Company’s solutions include Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway™ Recovery System, Complete Needle Collection & Disposal System™, TakeAway Environmental Return System™, Compliance TRACSM, Sharps Secure® Needle Collection and Containment System™, Pitch-It™ IV Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, and Spill Kit TakeAway Recovery System™.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2012 and 2011. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2012	%	2011	%	2012	%	2011	%
	(Unaudited)				(Unaudited)

Revenues	$5,717	100.0%	$6,212	100.0%	$10,870	100.0%	$11,955	100.0%

Cost of revenues	4,017	70.3%	4,065	65.4%	7,618	70.1%	7,989	66.8%
Gross profit	1,700	29.7%	2,147	34.6%	3,252	29.9%	3,966	33.2%

SG&A expense	2,020	35.3%	1,997	32.1%	4,100	37.7%	4,207	35.2%
Depreciation and amortization	111	1.9%	116	1.9%	224	2.1%	223	1.9%

Operating income (loss)	$(431)	(7.5%)	$34	0.5%	$(1,072)	(9.9%)	$(464)	(3.9%)

Other income	8	0.1%	9	0.1%	16	0.1%	6	0.1%

Income (loss) before income taxes	(423)	(7.4%)	43	0.7%	(1,056)	(9.7%)	(458)	(3.8%)
Income tax expense (benefit)	5	0.1%	15	0.2%	11	0.0	(161)	(1.3%)
Net income (loss)	$(428)	(7.5%)	$28	0.5%	$(1,067)	(9.8%)	$(297)	(2.5%)

THREE MONTHS ENDED DECEMBER 31, 2012 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

Total revenues for the three months ended December 31, 2012 of $5.7 million decreased by $0.5 million, or 8.0%, over the total revenues for the three months ended December 31, 2011 of $6.2 million. Billings by market are as follows (in thousands):

	Three-Months Ended December 31,
	(Unaudited)
	2012	2011	Variance

BILLINGS BY MARKET:
Home Health Care	$1,559	$1,740	$(181)
Retail	1,434	1,303	131
Professional	950	720	230
Pharmaceutical	910	709	201
Assisted Living / Hospitality	376	269	107
Core Government	108	90	18
Other	202	434	(232)
U.S Government Contract	-	722	(722)
Subtotal	5,539	5,987	(448)
GAAP Adjustment *	178	225	(47)
Revenue Reported	$5,717	$6,212	$(495)

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

This quarter-to-date table contains certain financial information not derived in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported. Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies. Reconciliation of this information to the most comparable GAAP measures is included above.

The decrease in revenues is primarily attributable to decreased billings in the U.S. Government contract ($0.7 million), Home Health Care ($0.2 million) and Other ($0.2 million) markets. The decrease in billings was partially offset by increased billings in the Professional ($0.2 million), Pharmaceutical ($0.2 million), Retail ($0.1 million) and Assisted Living/Hospitality ($0.1 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The decrease in the U.S. Government contract market billings is associated with the January 31, 2012 termination of the maintenance portion of a U.S. Government contract with the Division of Strategic National Stockpile (“DSNS”) of the Centers for Disease Control (“CDC”). The decrease in the Home Health Care market was primarily due to timing of sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry.  The decrease in the Other market was due to timing of orders. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities and corresponding promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps® Recovery System over the traditional pick-up service in the small quantity generator sector. The increase in the Pharmaceutical market billings is due to the timing of customer orders including resupply orders from one of the three new patient support programs announced in August and October 2011. The programs include the direct fulfillment of the Sharps® Recovery System to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in Retail market billings is primarily due to the 2012 flu season and reorders of the Complete Needle Collection & Disposal System™ offset by lower sales of the TakeAway Environmental Return System™ due to initial launches in the prior year.

Cost of revenues for the three months ended December 31, 2012 of $4.0 million was 70.3% of revenues.  Cost of revenues for the three months ended December 31, 2011 of $4.1 million was 65.4% of revenues.  The lower gross margin for the quarter ended December 31, 2012 of 29.7% (versus 34.6% for the quarter ended December 31, 2011) was due to (i) ongoing facility costs of $0.1 million, or approximately 200 basis points, associated with the maintenance portion of the U.S. government contract that was terminated as of January 31, 2012,  (ii) an additional accrued loss for lease related liabilities for the Atlanta facility of $64 thousand, or 110 basis points, (iii) treatment facility–related repairs and seasonal labor and (iv) lower revenue compared with the prior year which included the U.S. Government contract.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2012 and 2011 was $2.0 million.

The Company generated an operating loss of $0.4 million for the three months ended December 31, 2012 compared to operating income of $34 thousand for the three months ended December 31, 2011.  The operating margin was (7.5%) for the three months ended December 31, 2012 compared to 0.5% for the three months ended December 31, 2011. The increase in operating loss is a result of the lower billings in the current quarter primarily due to the U.S. government contract that was terminated as of January 31, 2012 partially mitigated by strong cost discipline and focused use of resources on targeted markets primarily Professional, Pharmaceutical and Retail markets (discussed above).

The Company generated a loss before income tax expense of $0.4 million for the three months ended December 31, 2012 versus income before tax of $43 thousand for the three months ended December 31, 2011. The increase in the loss before income tax is a result of the higher operating loss (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2012 was 1.2% reflecting estimated state income taxes. The Company’s effective tax rate for the three months ended December 31, 2011 was 34.9%. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The Company’s tax benefit associated with taxable losses during the three months ended December 31, 2012 was offset by a deferred tax valuation allowance.

The Company generated a net loss of $0.4 million for the three months ended December 31, 2012 compared to net income of $28 thousand for the three months ended December 31, 2011.  The higher net loss is a result of a higher operating loss and lower tax benefit (discussed above).

The Company reported diluted loss per share of ($0.03) for the three months ended December 31, 2012 versus diluted income per share of $0.00 for the three months ended December 31, 2011.  The decrease in diluted earnings per share is a result of a higher net loss in the current quarter (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2012 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2011
Total revenues for the six months ended December 31, 2012 of $10.9 million decreased by $1.1 million, or 9.1%, over the total revenues for the six months ended December 31, 2011 of $12.0 million. Billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2012	2011	Variance

BILLINGS BY MARKET:
Home Health Care	$3,306	$3,507	$(201)
Retail	2,599	3,026	(427)
Professional	1,951	1,422	529
Pharmaceutical	1,472	979	493
Assisted Living / Hospitality	752	569	183
Core Government	500	215	285
Other	388	703	(315)
U.S. Government Contract	-	1,444	(1,444)
Subtotal	10,968	11,865	(897)
GAAP Adjustment *	(98)	90	(188)
Revenue Reported	$10,870	$11,955	$(1,085)

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

This year-to-date table  contains certain financial information not derived in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported.  Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies.  Reconciliation of this information to the most comparable GAAP measures is included above.

The decrease in revenues is primarily attributable to decreased billings in the U.S. Government Contract ($1.4 million), Retail ($0.4 million) and Home Health Care ($0.2 million).  The decrease in billings was partially offset by increased billings in the Professional ($0.5 million), Pharmaceutical ($0.5 million) and Core Government ($0.3 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The decrease in the U.S. Government contract market billings is associated with the January 31, 2012 termination of the maintenance portion of a U.S. Government contract with the DSNS of the CDC. The decrease in the Retail market billings is primarily due to timing of customer orders and new program launches in the prior-year period of both the Complete Needle Collection & Disposal System™ and the TakeAway Environmental Return System™ solutions. The decrease in billings in the Home Health Care market was primarily due to timing of sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities and corresponding promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps® Recovery System over the traditional pick-up service in the small quantity generator sector. The increase in the Pharmaceutical market billings is due to the timing of customer orders including resupply orders from one of the three new patient support programs announced in August and October 2011. The programs include the direct fulfillment of the Sharps® Recovery System to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in the Core Government market billings reflects distributor sales to a major U.S. agency to facilitate the launch of our solutions in selected military bases.

Cost of revenues for the six months ended December 31, 2012 of $7.6 million was 70.1% of revenues.  Cost of revenues for the six months ended December 31, 2011 of $8.0 million was 66.8% of revenue.  The lower gross margin for the six months ended December 31, 2012 of 29.9% (versus 33.2% for the six months ended December 31, 2011) was due to (i) ongoing facility costs of $0.2 million, or 210 basis points, associated with the maintenance portion of the U.S. government contract that was terminated as of January 31, 2012, (ii) an additional accrued loss for lease related liabilities for the Atlanta facility of $64 thousand, or 60 basis points, (iii) treatment facility–related repairs and (iv) lower revenue compared with the prior year which included the U.S. Government contract.

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2012 of $4.1 million, decreased by $0.1 million, from SG&A expenses of $4.2 million for the six months ended December 31, 2011.

The Company generated an operating loss of $1.1 million for the six months ended December 31, 2012 compared to an operating loss of $0.5 million for the six months ended December 31, 2011.  The operating margin was (9.9%) for the six months ended December 31, 2012 compared to (3.9%) for the six months ended December 31, 2011. The increase in operating loss is a result of the lower billings in the first half of fiscal year 2013 primarily due to the

U.S. government contract that was terminated as of January 31, 2012 partially mitigated by strong cost discipline and focused use of resources on targeted markets primarily Retail, Pharmaceutical, Professional and Core Government markets (discussed above).

The Company generated a loss before tax of $1.1 million for the six months ended December 31, 2012 versus a loss before tax of $0.5 million for the six months ended December 31, 2011. The increase in loss before tax is a result of a higher operating loss (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2012 was 1.0% reflecting estimated state income taxes compared to 35.2% for the six months ended December 31, 2011. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The Company’s tax benefit associated with taxable losses during the six months ended December 31, 2012 was offset by a deferred tax valuation allowance.

The Company generated a net loss of $1.1 million for the six months ended December 31, 2012 compared to a net loss of $0.3 million for the six months ended December 31, 2011.  The increase is result of a higher operating loss and lower tax benefit (discussed above).

The Company reported diluted loss per share of ($0.07) for the six months ended December 31, 2012 versus diluted loss per share of ($0.02) for the six months ended December 31, 2011.  The decrease in diluted earnings per share is a result of a higher net loss (discussed above).

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

•
The Company’s joint marketing alliance with Daniels Sharpsmart (“JMA”), announced in May 2012, to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target health care customers with multi-site and multi-sized locations; and

•	The Company’s strong financial position with a cash balance of $16.8 million, no debt and $3.0 million of credit available pursuant to its amended credit agreement as of December 31, 2012.

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

RECENT DEVELOPMENTS

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. The shares would be purchased from time to time on the open market or in privately negotiated transactions, at the Company's discretion, in each case, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements, explicit black-out dates and other factors. The purchases will be funded using the Company's available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the Company's discretion in accordance with Rule 10b-18.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $0.7 million to $16.8 million at December 31, 2012 from $17.5 million at June 30, 2012. The decrease in cash and cash equivalents is primarily due to the timing of collections from orders related to billings in December 2012 and capital expenditures and additions to intangible assets of $0.5 million (discussed below).

Accounts receivable increased by $0.5 million to $2.9 million at December 31, 2012 from $2.4 million at June 30, 2012. The increase is due to timing of billings and collections.

Inventory decreased by $0.2 million to $2.0 million at December 31, 2012 from $2.2 million at June 30, 2012. The decrease in inventory is due to timing of sales and new product buildup.

Working capital decreased $0.5 million to $18.1 million at December 31, 2012 from $18.6 million at June 30, 2012. The decrease is primarily due to decreases in cash and cash equivalents and inventory offset by higher accounts receivable (as discussed above).

Property, plant and equipment, net decreased by $0.1 million to $4.5 million at December 31, 2012 from $4.6 million at June 30, 2012.  The decrease in property and equipment is related to depreciation expense of $0.5 million, partially offset by capital expenditures of $0.4 million. The capital expenditures are attributable primarily to (i) treatment facility improvements of $291 thousand, (ii) manufacturing and assembly equipment including molds, dies and printing plates of $54 thousand and (iii) computer equipment and custom software programming of $48 thousand.

Stockholders’ equity decreased by $0.7 million to $22.4 million at December 31, 2012 from $23.2 million at June 30, 2012.  This decrease is primarily attributable to a net loss for the six months ended December 31, 2012 of $1.1 million.  The impact was partially offset by the effect on equity (credit) of non-cash stock based award expense of $0.3 million.

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

Credit Facility

On July 13, 2012, the Company executed the First Amendment to Credit Agreement (the “Amendment”) with Wells Fargo, National Association (the “Bank”). The Amendment extended the maturity date of the Credit Agreement (the “Credit Agreement”) executed on July 15, 2010 from July 15, 2012 to July 15, 2014. The Company’s Credit Agreement with the Bank provides for a two-year, $5.0 million line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures, (iii) letters of credit (up to $500,000), (iv) acquisitions (up to $1,000,000) and (v) general corporate purposes. Pursuant to the Amendment, the aggregate principal amount of advances outstanding at any time under the Credit Agreement shall not exceed the Borrowing Base which is equal to (i) 80% of Eligible Accounts Receivable (as defined in the Amendment) plus (ii) 40% of Eligible Inventory (as defined in the Amendment). As of December 31, 2012, the Company had no outstanding borrowings, $108 thousand in letters of credit outstanding, and $3.0 million of credit available pursuant to its amended credit agreement. The short-term borrowings during the reporting period did not differ from the amount outstanding as of December 31, 2012.

Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets. Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2014, the maturity date set under the
Amendment. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Amendment would be approximately 2.8% as of December 31, 2012.

The Amendment and Credit Agreement contain affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $21 million, not to exceed a ratio of liabilities to tangible net worth of 1.0 to 1.0 and achieve positive annual net income for the fiscal year ending June 30, 2013 (determined ninety days thereafter).

As of December 31, 2012, the Company was in compliance with all applicable financial covenants. The Amendment and Credit Agreement also contain customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lenders’ commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lenders.Management believes that the Company’s current cash resources (cash on hand and cash generated from operations) along with its line of credit with the Bank will be sufficient to fund operations for the twelve months ending December 31, 2013.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of December 31, 2012.

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

As of December 31, 2012, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2012 for the Company’s risk factors.  During the quarter ended December 31, 2012, there have been no changes to the Company’s risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: January 31, 2013	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: January 31, 2013	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)