Form 10-Q
period 2013-03-31
SHARPS COMPLIANCE CORP
filed 2013-05-06
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 2, 2013, there were 15,329,458 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value)

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,079	$17,498
Accounts receivable, net of allowance for doubtful accounts of $29 and
$28, respectively	3,044	2,427
Inventory	1,904	2,219
Prepaid and other current assets	502	398
TOTAL CURRENT ASSETS	21,529	22,542

PROPERTY, PLANT AND EQUIPMENT, net	4,368	4,632

INTANGIBLE ASSETS, net of accumulated amortization of $272 and
$257, respectively	607	464

TOTAL ASSETS	$26,504	$27,638

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,405	$752
Accrued liabilities	1,393	1,302
Deferred revenue	1,376	1,881
TOTAL CURRENT LIABILITIES	4,174	3,935

LONG-TERM DEFERRED REVENUE	728	358

OTHER LONG-TERM LIABILITIES	47	165

TOTAL LIABILITIES	4,949	4,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;
15,304,818 and 15,206,127 shares issued and outstanding, respectively	153	152
Treasury stock, at cost, 25,360 and 0 shares repurchased, respectively	(74)	-
Additional paid-in capital	23,007	22,537
Retained earnings (accumulated deficit)	(1,531)	491
TOTAL STOCKHOLDERS' EQUITY	21,555	23,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,504	$27,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended March 31,
	2013	2012
	(Unaudited)

REVENUES	$5,410	$5,291
Cost of revenues	3,894	3,766
GROSS PROFIT	1,516	1,525

Selling, general and administrative	2,351	2,218
Depreciation and amortization	107	115
TOTAL COSTS AND EXPENSES	2,458	2,333

OPERATING LOSS	(942)	(808)

OTHER INCOME
Interest income	6	8
TOTAL OTHER INCOME	6	8

LOSS BEFORE INCOME TAXES	(936)	(800)

INCOME TAX EXPENSE (BENEFIT)
Current	5	63
Deferred	14	(343)
TOTAL INCOME TAX EXPENSE (BENEFIT)	19	(280)

NET LOSS	$(955)	$(520)

NET LOSS PER COMMON SHARE
Basic	$(0.06)	$(0.03)

Diluted	$(0.06)	$(0.03)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
NET LOSS PER COMMON SHARE:

Basic	15,246	15,111
Diluted	15,246	15,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Nine-Months
	Ended March 31,
	2013	2012
	(Unaudited)

REVENUES	$16,280	$17,246
Cost of revenues	11,512	11,755
GROSS PROFIT	4,768	5,491

Selling, general and administrative	6,451	6,425
Depreciation and amortization	331	338
TOTAL COSTS AND EXPENSES	6,782	6,763

OPERATING LOSS	(2,014)	(1,272)

OTHER INCOME (EXPENSE)
Interest income	22	27
Other expense	-	(13)
TOTAL OTHER INCOME (EXPENSE)	22	14

LOSS BEFORE INCOME TAXES	(1,992)	(1,258)

INCOME TAX EXPENSE (BENEFIT)
Current	15	63
Deferred	15	(504)
TOTAL INCOME TAX EXPENSE (BENEFIT)	30	(441)

NET LOSS	$(2,022)	$(817)

NET LOSS PER COMMON SHARE
Basic	$(0.13)	$(0.05)

Diluted	$(0.13)	$(0.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE:

Basic	15,229	15,084
Diluted	15,229	15,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Retained
	Common Stock		Treasury Stock		Additional	Earnings	Total
					Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances, June 30, 2011	15,053,316	$151	-	$-	$21,602	$4,112	$25,865

Exercise of stock options	89,443	-	-	-	65	-	65
Stock-based compensation	-	-	-	-	786	-	786
Issuance of restricted stock	63,368	1	-	-	(1)	-	-
Excess tax benefit from
stock-based award activity	-	-	-	-	85	-	85
Net loss	-	-	-	-	-	(3,621)	(3,621)

Balances, June 30, 2012	15,206,127	152	-	-	22,537	491	23,180

Exercise of stock options*	50,445	1	-	-	41	-	42
Stock-based compensation*	-	-	-	-	414	-	414
Issuance of restricted stock*	48,246	-	-	-	-	-	-
Excess tax benefit from
stock-based award activity*	-	-	-	-	15	-	15
Shares repurchased*	-	-	(25,360)	(74)	-	-	(74)
Net loss*	-	-	-	-	-	(2,022)	(2,022)

Balances, March 31, 2013*	15,304,818	$153	(25,360)	$(74)	$23,007	$(1,531)	$21,555

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-Months Ended
	March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,022)	$(817)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	827	829
Loss on disposal of fixed assets	-	13
Stock-based compensation expense	414	569
Excess tax benefits from stock-based award activity	(15)	(61)
Deferred tax expense (benefit)	15	(504)
Changes in operating assets and liabilities:
Accounts receivable	(617)	(886)
Inventory	315	(686)
Prepaid and other current assets	(104)	(39)
Accounts payable and accrued liabilities	626	60
Deferred revenue	(135)	162
NET CASH USED IN OPERATING ACTIVITIES	(696)	(1,360)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(548)	(362)
Additions to intangible assets	(158)	(94)
NET CASH USED IN INVESTING ACTIVITIES	(706)	(456)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	15	61
Proceeds from exercise of stock options	42	57
Shares repurchased	(74)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17)	118

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,419)	(1,698)

CASH AND CASH EQUIVALENTS, beginning of period	17,498	18,280

CASH AND CASH EQUIVALENTS, end of period	$16,079	$16,582

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2013, the results of its operations and cash flows for the three and nine months ended March 31, 2013 and 2012 and stockholders’ equity for the year ended June 30, 2012 and nine months ended March 31, 2013. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2013.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of March 31, 2013.

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

The Company’s effective tax rate for the nine months ended March 31, 2013 was 1.5% reflecting estimated state income taxes and the excess tax benefit from stock-based award activity. The Company’s effective tax rate for the nine months ended March 31, 2012 was 35.1%. The Company’s tax benefit associated with taxable losses during the nine months ended March 31, 2013 was fully offset by a deferred tax valuation allowance.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Effective April 30, 2013, the Company executed a Credit Agreement (the “Restated Credit Agreement”) with Wells Fargo, National Association (the “Bank”) which extends the maturity date of the Credit Agreement executed on July 15, 2010 (“Prior Agreement”) from July 15, 2014 to July 15, 2015 and reduces the line from $5 million to $200,000. The Company’s Restated Credit Agreement with the Bank provides for a two-year, cash-collateralized $200,000 line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures and (iii) letters of credit (up to $200,000). As of March 31, 2013, the Company had no outstanding borrowings and $108 thousand in letters of credit outstanding. The Company did not borrow any amounts under the Prior Agreement as a result of its strong cash position and lack of need for borrowings.

Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2015, the maturity date set under the Restated Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Restated Credit Agreement would be approximately 2.8% as of March 31, 2013.

The Restated Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lender’s commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lender.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital.   During the three and nine months ended March 31, 2013 and 2012, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Stock-based compensation expense included in:

Cost of revenue	$6	$15	$14	$53
General and administrative expense	85	178	400	516
Total	$91	$193	$414	$569

Excess tax benefits in cash flows from
financing activities	$14	$49	$15	$61

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net loss, as reported	$(955)	$(520)	$(2,022)	$(817)

Weighted average common shares outstanding	15,246	15,111	15,229	15,084
Effect of dilutive stock options	-	-	-	-
Weighted average diluted common shares outstanding	15,246	15,111	15,229	15,084

Net loss per common share
Basic	$(0.06)	$(0.03)	$(0.13)	$(0.05)
Diluted	$(0.06)	$(0.03)	$(0.13)	$(0.05)

Employee stock options excluded from computation
of dilutive loss per share amounts because their
effect would be anti-dilutive	887	833	883	833

NOTE 9 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2013 and 2012, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Options exercised	46,945	65,648	50,445	79,751
Proceeds (in thousands)	$40	$43	$42	$57
Average price paid per share	$0.85	$0.66	$0.84	$0.71

As of March 31, 2013, there was $471 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.9 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. During the three and nine months ended March 31, 2013 and 2012, shares were repurchased as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Shares repurchased	25,360	-	25,360	-
Cash paid for shares repurchased (in thousands)	$74	$-	$74	$-
Average price paid per share	$2.93	$-	$2.93	$-

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31,	June 30,
	2013	2012
	(Unaudited)
Raw materials	$1,047	$1,218
Finished goods	857	1,001
Total	$1,904	$2,219

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at March 31, 2013 due to their short-term nature.

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

GENERAL

Sharps Compliance Corp. is a leading full-service provider of solutions for the cost-effective management of medical waste, used health care materials and unused dispensed medications. Our solutions facilitate the proper collection, containment, transportation and treatment of numerous types of healthcare-related materials, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused consumer dispensed medications and over-the-counter drugs. We serve customers in multiple markets such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), hospitality (including assisted living facilities, hotels, motels and restaurants), government (federal, state and local), consumers, commercial, industrial and agriculture, and distributors to many of the aforementioned markets.  We assist our customers in determining which of our solution offerings best fit their needs for the collection, containment, return transportation and treatment of medical waste, used healthcare materials and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and properly treat medical waste, used healthcare materials or unused dispensed medications through a variety of solutions and products transported primarily through the United States Postal Service (“USPS”). Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth. We continue to take advantage of the many opportunities in all markets served as we educate the market place and as prospective customers become more aware of alternatives to traditional methods of disposal (i.e., route-based pick-up services).

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2013 and 2012. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2013	%	2012	%	2013	%	2012	%
	(Unaudited)				(Unaudited)

Revenues	$5,410	100.0%	$5,291	100.0%	$16,280	100.0%	$17,246	100.0%

Cost of revenues	3,894	72.0%	3,766	71.2%	11,512	70.7%	11,755	68.2%
Gross profit	1,516	28.0%	1,525	28.8%	4,768	29.3%	5,491	31.8%

SG&A expense	2,351	43.5%	2,218	41.9%	6,451	39.6%	6,425	37.3%
Depreciation and amortization	107	2.0%	115	2.2%	331	2.0%	338	2.0%

Operating loss	(942)	(17.4%)	(808)	(15.3%)	(2,014)	(12.4%)	(1,272)	(7.4%)

Other income	6	0.1%	8	0.2%	22	0.1%	14	0.1%

Loss before income taxes	(936)	(17.3%)	(800)	(15.1%)	(1,992)	(12.2%)	(1,258)	(7.3%)
Income tax expense (benefit)	19	0.4%	(280)	(5.3%)	30	0.2%	(441)	(2.6%)
Net loss	$(955)	(17.7%)	$(520)	(9.8%)	$(2,022)	(12.4%)	$(817)	(4.7%)

THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Total revenues for the three months ended March 31, 2013 of $5.4 million increased by $0.1 million, or 2.2%, over the total revenues for the three months ended March 31, 2012 of $5.3 million. Billings by market are as follows (in thousands):

	Three-Months Ended March 31,
	(Unaudited)
	2013	2012	Variance

BILLINGS BY MARKET:
Retail	$1,744	$1,399	$345
Home Health Care	1,539	1,478	61
Professional	875	815	60
Assisted Living / Hospitality	408	368	40
Pharmaceutical	339	870	(531)
Core Government	96	110	(14)
Other	255	189	66
U.S Government Contract	-	241	(241)
Subtotal	5,256	5,470	(214)
GAAP Adjustment *	154	(179)	333
Revenue Reported	$5,410	$5,291	$119

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

The decrease in billings was primarily attributable to decreased billings in the Pharmaceutical ($0.5 million) and U.S. Government contract ($0.2 million) markets. The decrease in billings was partially offset by increased billings in the Retail ($0.3 million), Home Health Care ($0.1 million), Professional ($0.1 million) and Other ($0.1 million) markets. Pharmaceutical market billings tend to be program related and, therefore, can be highly variable from quarter to quarter until programs mature.  The comparable period for the prior year period was atypically strong as it included the roll-out for two new Patient Support Programs and the initial launch of a third Patient Support Program during the third quarter of fiscal 2012. The programs include the direct fulfillment of the Sharps® Recovery System to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The decrease in the U.S. Government contract market billings is associated with the January 31, 2012 termination of the maintenance portion of a U.S. Government contract with the Division of Strategic National Stockpile (“DSNS”) of the Centers for Disease Control (“CDC”). The increase in Retail market billings is primarily due to increased sales of the Complete Needle Collection & Disposal System™ and TakeAway Environmental Return System™ solutions. The increase in the Home Health Care market was primarily due to timing of sales to home health care related distributors addressing the growing trend of patient volumes in the home health care industry. The increase in the Professional market billings was a direct result of the Company’s targeted telemarketing initiatives and promotional activities to inform doctors, dentists and veterinarians of the significant cost advantage and convenience of the Company’s Sharps® Recovery System when compared with the traditional pick-up service in the small quantity generator sector. The increase in the Other market was due to timing of orders. Revenue was positively impacted by an increase in the GAAP adjustment of $0.3 million primarily related to the mix of products sold and returned for treatment in the comparable periods.

Cost of revenues for the three months ended March 31, 2013 of $3.9 million was 72.0% of revenues.  Cost of revenues for the three months ended March 31, 2012 of $3.8 million was 71.2% of revenues.  The lower gross margin for the quarter ended March 31, 2013 of 28.0% (versus 28.8% for the quarter ended March 31, 2012) reflected the impact of $89 thousand, or 160 basis points, associated with additional accrued loss for lease related liabilities upon the complete sublease of the Atlanta facility during the quarter.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2013 of $2.4 million, increased by $0.2 million, from SG&A expenses of $2.2 million for the three months ended March 31, 2012. The increase in SG&A expense is primarily due to severance costs for a former officer of the Company of $0.2 million.

The Company generated an operating loss of $0.9 million for the three months ended March 31, 2013 compared to an operating loss of $0.8 million for the three months ended March 31, 2012.  The operating margin was (17.4%) for the three months ended March 31, 2013 compared to (15.3%) for the three months ended March 31, 2012. The increase in operating loss is a result of severance costs and accrued loss for lease related liabilities partially offset by higher revenue (discussed above).

The Company generated a loss before income tax expense of $0.9 million for the three months ended March 31, 2013 versus a loss before tax of $0.8 million for the three months ended March 31, 2012. The increase in the loss before income tax is a result of the higher operating loss (discussed above).

The Company’s effective tax rate for the three months ended March 31, 2013 was 2.0% reflecting estimated state income taxes. The Company’s effective tax rate for the three months ended March 31, 2012 was 35.0%. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The Company’s tax benefit associated with taxable losses during the three months ended March 31, 2013 was offset by a deferred tax valuation allowance.

The Company generated a net loss of $1.0 million for the three months ended March 31, 2013 compared to a net loss of $0.5 million for the three months ended March 31, 2012.  The higher net loss is a result of a higher operating loss and lower tax benefit (discussed above).

The Company reported diluted loss per share of ($0.06) for the three months ended March 31, 2013 versus diluted loss per share of ($0.03) for the three months ended March 31, 2012.  The decrease in diluted earnings per share is a result of a higher net loss in the current quarter (discussed above).

NINE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2012
Total revenues for the nine months ended March 31, 2013 of $16.3 million decreased by $1.0 million, or 5.6%, over the total revenues for the nine months ended March 31, 2012 of $17.2 million. Billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2013	2012	Variance

BILLINGS BY MARKET:
Home Health Care	$4,845	$4,985	$(140)
Retail	4,343	4,425	(82)
Professional	2,826	2,237	589
Pharmaceutical	1,811	1,849	(38)
Assisted Living / Hospitality	1,160	937	223
Core Government	596	325	271
Other	643	892	(249)
U.S. Government Contract	-	1,685	(1,685)
Subtotal	16,224	17,335	(1,111)
GAAP Adjustment *	56	(89)	145
Revenue Reported	$16,280	$17,246	$(966)

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

The decrease in revenues is primarily attributable to decreased billings in the U.S. Government Contract ($1.7 million) market. The decrease in billings was partially offset by increased billings in the Professional ($0.6 million) and Core Government ($0.3 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The decrease in the U.S. Government contract market billings is associated with the January 31, 2012 termination of the maintenance portion of a U.S. Government contract with the DSNS of the CDC. The increase in the Professional market billings was a direct result of the Company’s targeted telemarketing initiatives and promotional activities to inform doctors, dentists and veterinarians of the significant cost advantage and convenience of the Sharps® Recovery System when compared with the traditional pick-up service in the small quantity generator sector. The increase in the Core Government market billings reflects distributor sales to a major U.S. agency to facilitate the launch of our solutions in selected military bases.

Cost of revenues for the nine months ended March 31, 2013 of $11.5 million was 70.7% of revenues.  Cost of revenues for the nine months ended March 31, 2012 of $11.8 million was 68.2% of revenue.  The lower gross margin for the nine months ended March 31, 2013 of 29.3% (versus 31.8% for the nine months ended March 31, 2012) was due to (i) ongoing facility costs of $0.3 million, or 180 basis points, associated with the maintenance portion of the U.S. government contract that was terminated as of January 31, 2012 and (ii) an additional accrued loss for lease related liabilities for the Atlanta facility of $154  thousand, or 95 basis points.

Selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2013 of $6.45 million was relatively flat compared with SG&A expenses of $6.43 million for the nine months ended March 31, 2012.  SG&A for the current period included severance costs for a former officer of the Company of $0.2 million (discussed above).

The Company generated an operating loss of $2.0 million for the nine months ended March 31, 2013 compared to an operating loss of $1.3 million for the nine months ended March 31, 2012.  The operating margin was (12.4%) for the nine months ended March 31, 2013 compared to (7.4%) for the nine months ended March 31, 2012. The increase in operating loss is a result of the lower billings in the first nine months of fiscal year 2013 (discussed above).

The Company generated a loss before tax of $2.0 million for the nine months ended March 31, 2013 versus a loss before tax of $1.3 million for the nine months ended March 31, 2012. The increase in loss before tax is a result of a higher operating loss (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2013 was 1.5% reflecting estimated state income taxes compared to 35.1% for the nine months ended March 31, 2012. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The Company’s tax benefit associated with taxable losses during the nine months ended March 31, 2013 was offset by a deferred tax valuation allowance.

The Company generated a net loss of $2.0 million for the nine months ended March 31, 2013 compared to a net loss of $0.8 million for the nine months ended March 31, 2012.  The increase is result of a higher operating loss and lower tax benefit (discussed above).

The Company reported diluted loss per share of ($0.13) for the nine months ended March 31, 2013 versus diluted loss per share of ($0.05) for the nine months ended March 31, 2012.  The decrease in diluted earnings per share is a result of a higher net loss (discussed above).

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as professional offices, retail pharmacies and clinics, communities, assisted living, home healthcare companies, consumers, pharmaceutical manufacturers, government agencies, health care facilities, individual self-injectors and commercial organizations become more aware of the alternatives to the traditional methods of management of medical sharps waste, used healthcare materials and unused dispensed medications.

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional, Assisted Living / Hospitality, Home Health Care and Core Government markets. The Company believes its growth opportunities are supported by:

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

•
The Company’s joint marketing alliance with Daniels Sharpsmart (“JMA”), announced in May 2012, to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations; and

•	The Company’s strong financial position with a cash balance of $16.1 million and no debt as of March 31, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $1.4 million to $16.1 million at March 31, 2013 from $17.5 million at June 30, 2012. The decrease in cash and cash equivalents is primarily due to operating losses generated for the nine months ended March 31, 2013, the timing of collections from orders related to billings in March 2013 and capital expenditures and additions to intangible assets of $0.7 million (discussed below).

Accounts receivable increased by $0.6 million to $3.0 million at March 31, 2013 from $2.4 million at June 30, 2012. The increase is due to timing of billings and collections.

Inventory decreased by $0.3 million to $1.9 million at March 31, 2013 from $2.2 million at June 30, 2012. The decrease in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

Working capital decreased $1.2 million to $17.4 million at March 31, 2013 from $18.6 million at June 30, 2012. The decrease is primarily due to decreases in cash and cash equivalents and inventory and increases in accounts payable and accrued liabilities offset by higher accounts receivable (as discussed above).

Property, plant and equipment, net decreased by $0.3 million to $4.4 million at March 31, 2013 from $4.6 million at June 30, 2012.  The decrease in property and equipment is related to depreciation expense of $0.8 million, partially offset by capital expenditures of $0.5 million. The capital expenditures are attributable primarily to (i) treatment facility improvements of $406 thousand, (ii) manufacturing and assembly equipment including molds, dies and printing plates of $64 thousand and (iii) computer equipment and custom software programming of $69 thousand.

Stockholders’ equity decreased by $1.6 million to $21.6 million at March 31, 2013 from $23.2 million at June 30, 2012.  This decrease is primarily attributable to a net loss for the nine months ended March 31, 2013 of $2.0 million.  The impact was partially offset by the repurchase of 25,360 shares and the effect on equity (credit) of non-cash stock based award expense of $0.4 million.

Off -Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three and nine months ended March 31, 2013 and for the year-ended June 30, 2012.

Credit Facility

Effective April 30, 2013, the Company executed a Credit Agreement (the “Restated Credit Agreement”) with Wells Fargo, National Association (the “Bank”) which extends the maturity date of the Credit Agreement executed on July 15, 2010 (“Prior Agreement”) from July 15, 2014 to July 15, 2015 and reduces the line from $5 million to $200,000. The Company’s Restated Credit Agreement with the Bank provides for a two-year, cash-collateralized $200,000 line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures and (iii) letters of credit (up to $200,000). As of March 31, 2013, the Company had no outstanding borrowings and $108 thousand in letters of credit outstanding. The Company did not borrow any amounts under the Prior Agreement as a result of its strong cash position and lack of need for borrowings.

Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2015, the maturity date set under the Restated Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Restated Credit Agreement would be approximately 2.8% as of March 31, 2013.

The Restated Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lender’s commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lender.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending March 31, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that impact the Company’s condensed consolidated financial statements as of March 31, 2013.

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

As of March 31, 2013, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2012 for the Company’s risk factors.  During the nine months ended March 31, 2013, there have been no changes to the Company’s risk factors.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 3 - January 31, 2013	-	$-	-	$3,000,000

February 1 - February 28, 2013	-	-	-	3,000,000

March 1 - March 31, 2013	25,360	2.93	25,360	2,925,579

	25,360		25,360	$2,925,579

 ITEM 6. EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 6, 2013	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 6, 2013	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)