Form 10-K
period 2013-06-30
SHARPS COMPLIANCE CORP
filed 2013-08-29
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended June 30, 2013
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 31, 2012, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $28.7 million (based on the closing price of $2.26 on December 31, 2012 as reported by The NASDAQ Capital Market).

    The number of common shares outstanding of the Registrant was 15,344,960 as of August 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 21, 2013 are incorporated by reference into Part III.

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

COMPANY OVERVIEW

Sharps Compliance Corp. is a leading full-service provider of solutions for the cost-effective management of medical waste, used health care materials and unused dispensed medications. Our solutions facilitate the proper collection, containment, transportation and treatment of numerous types of healthcare-related materials, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused consumer dispensed medications and over-the-counter drugs.  We serve customers in multiple markets such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), assisted living and long-term care facilities (assisted living, continuing care, long-term acute care, memory care and skilled nursing), government (federal, state and local), consumers, commercial and agriculture, as well as distributors to many of the aforementioned markets.  We assist our customers in determining which of our solution offerings best fit their needs for the collection, containment, return transportation and treatment of medical waste, used healthcare materials and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and properly treat medical waste, used healthcare materials or unused dispensed medications through a variety of solutions and products transported primarily through the United States Postal Service (“USPS”). For customers with facilities or locations that may generate larger quantities of medical waste, we integrate the Daniels Sharpsmart route-based pick-up service into our complete offering.  The benefits of this comprehensive offering include single point of contact, consolidated billing, integrated manifest and proof of destruction repository in addition to our cost savings.  Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical waste disposal and unused dispensed patient medication compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth.  We continue to take advantage of the many opportunities in all markets served as we educate the market place and as prospective customers become more aware of alternatives to traditional methods of disposal (i.e., route-based pick-up services).

As a leading full-service provider of comprehensive medical waste management services throughout North America, our strategy is to capture a large part of the estimated $3.8 billion untapped market for our solutions by targeting the major agencies that are interrelated with this medical waste stream, including pharmaceutical manufacturers, home healthcare providers, retail pharmacies and clinics, the U.S. government and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps® Recovery System is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials.  The Company has partnered with Daniels Sharpsmart in a joint marketing alliance (“JMA”) to serve the entire U.S. medical waste market, addressing small and large quantity medical waste generators with highly cost-effective and compliant solutions.

Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas.  Our telephone number at that location is (713) 432-0300. We currently have 60 full-time employees and 2 part-time employees. We have manufacturing, assembly, distribution and warehousing operations located on Reed Road in Houston, Texas, and our corporate offices located on Kirby Drive in Houston, Texas.  We have a warehouse facility in Atlanta, Georgia. As a result of the termination of the U.S. Government contract, the Company executed an agreement with the Atlanta facility landlord reducing its obligation under the lease for the 51,000 square foot facility by approximately 20,000 square feet effective September 1, 2012. Effective February 1, 2013, the Company subleased the remaining portion of the Atlanta facility to a third party. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations.  Approximately four years ago we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations.

We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities). During fiscal year 2013, the Company, under an agreement with Daniels Sharpsmart, began supplementing its treatment facility operations by utilizing four Daniels Sharpsmart treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by certain of our customers. This arrangement not only reduces the Company’s return transportation costs associated with its Solutions but also provide back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas.

SOLUTIONS OVERVIEW

We offer a broad line of product and service solutions to manage the medical waste and unused dispensed medications generated by our customers.  Our primary solutions include the following:

Sharps Recovery System™ (formerly Sharps Disposal by Mail System®): a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used health care materials generated outside the hospital and large health care facility setting.  The Sharps Recovery System includes a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to twenty gallons; USPS approved shipping box with pre-paid priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a bag for additional containment; and complete documentation and tracking manifest.  The Sharps Recovery System is transported to our owned or contracted facilities for treatment.  Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharpsTracer® system.  We introduced new systems this year to the Sharps Recovery System brand portfolio that are best suited for facilities with multiple treatment rooms.  These new systems offer multiple sharps containers with a single return, pre-paid return box.

TakeAway Environmental Return System™: a comprehensive solution that facilitates the proper disposal or treatment of unused dispensed medications and includes the TakeAway Environmental Return System and the RxTakeAway Recovery and Reporting System.  The solution provides a means for individual consumers, retail or mail-order pharmacies, communities and facilities including assisted living, long-term care and correction operations to facilitate the proper disposal of unused dispensed medications (other than controlled substances) and consists of customized containment, transportation, destruction or conversion and tracking services. Our proprietary tracking system, MedsTracerSM, is designed for tracking unused dispensed medications, which assists pharmaceutical manufacturers in monitoring drug usage and provides critical data for patient management and compliance.  Our proprietary tracking system is a highly value-added component of our solution as it enhances pharmaceutical manufacturers’ ability to monitor patient drug usage.

Complete Needle™ Collection and Disposal System: a safe, easy-to-use and cost-effective solution designed for self-injecting consumers and includes the Company’s containment, packaging, return shipping via the U.S. Postal Service, tracking and treatment. The Complete Needle Collection and Disposal System is actually two offerings in one.  First, the product provides the individual self-injector with a reasonably priced containment solution designed to protect self-injectors and their family members. Second, the system includes an optional disposal feature utilizing the USPS and is designed to protect the individual’s community, solid waste workers and the environment. Our solution offers significant convenience as it utilizes the same delivery channel, the retail pharmacy, that the self-injector typically uses to obtain medications, for example insulin, and needles or syringes. Our solution is also designed to enhance the interactions between the pharmacist and the individual thereby creating counseling opportunities and possibly better treatment outcomes.

ComplianceTRACSM: a more advanced web-based version of the Company’s compliance and training program. ComplianceTRAC is designed to improve worker safety while satisfying applicable Occupational Safety and Health Administration (“OSHA”) and other requirements for the end-user.  The program includes employee training for Bloodborne pathogens, HHS-compliant HIPAA and Hazardous Communications.  The online program also provides access to a database of over a million SDSs (MSDs), safety plans, regulatory information and facility self-audits.  The program is designed to replace outdated hard copy manuals with an updated platform available 24/7.

Route-Based Pick-Up Service:  as a full-service medical waste services company, we offer route-based pick-up services to customers and prospects that have facilities or branches that generate larger quantities of medical waste or where the route-based pick-up service is preferred.  This blended service of mailback and pick-up provides cost-savings benefits by customizing the right solution with each location to reach the best outcome for the customer.

Other Solutions: a wide variety of other solutions including SharpsTracer®, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, Sharps Secure® Needle Collection and Containment System™, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)),  and Spill Kit TakeAway Recovery System™.

MARKET OVERVIEW

The Company continues to take advantage of the many opportunities in the markets served as professional offices, retail pharmacies and clinics, communities, assisted living and long-term care facilities, home healthcare companies, consumers, pharmaceutical manufacturers, government agencies, health care facilities, individual self-injectors and commercial organizations become more aware of alternatives to the traditional methods of management of medical sharps waste, used healthcare materials and unused dispensed medications.

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional, Assisted Living, Home Health Care and Core Government markets. The Company believes its growth opportunities are supported by:

•
An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•
An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service.  The Company addresses this market from two directions: (i) field sales which focuses on larger dollar and nation-wide opportunities where we can utilize the JMA with Daniels Sharpsmart to integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•
The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of June 30, 2013, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications.  Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications.  State regulatory agencies are also addressing this issue within the regulated industry.  Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities.  States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years.  However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal.  In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such.

•
The number of U.S. retail clinics is projected to double between 2011 and 2015, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions.  The number of pharmacists nationwide trained to deliver vaccines has quadrupled since 2007.  Vaccines offered in retail clinics include season flu programs as well as year round programs for pneumococcus, shingles, pediatric immunizations, HPV and international travel;

•
The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions especially in the home healthcare and assisted living markets;

•
The change in delivery of healthcare (more health care being administered in an alternative site) as well as uncertainty created by the current state of healthcare-facts which are driving more healthcare providers to increase efficiencies and reduce costs;

•
The Company’s JMA with Daniels Sharpsmart announced in May 2012, to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical waste,  The JMA has had a significant positive impact on our pipeline of sales opportunities – over 60% of this pipeline is attributable to alliance-type opportunities providing comprehensive medical waste management service offerings where both the mailback and pick-up service are integrated into the offering;

•
New solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers; and

•	The Company’s strong financial position with a cash balance of $15.5 million and no debt as of June 30, 2013.

TERMINATED CONTRACT

In February 2009, the Company launched Sharps®MWMS™, which is a comprehensive medical waste and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. In connection with the launch in 2009, the Company signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMS™, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMS™ is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. We received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, and $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, we were awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million which was recognized from February 1, 2010 through January 31, 2011.

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

COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Leading full-service provider of comprehensive and cost-effective medical waste management solutions throughout North America.

We offer a full line of solutions and services that address the proper management of medical waste, used healthcare materials and patient dispensed unused or expired medications. In connection with our JMA, we offer a blended product portfolio that includes both a mailback and route-based pick-up service to target prospective customers with multi-site and multi-sized locations that may include facilities that generate larger quantities of medical waste. This blended offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer® system. Our proprietary SharpsTracer® tracking and documentation systems provide customers a comprehensive electronic record of receipt and treatment of their waste to meet regulatory requirements.  The Company’s mail or ship-back based services are generally offered at a significantly lower cost as compared to the traditional route-based pick-up services for small quantity generators since the Company utilizes the existing infrastructure of USPS or in some cases United Parcel Service (“UPS”) for return transportation.  While competitors may attempt to replicate our comprehensive solution offerings, we believe the ability to offer such a comprehensive, value-added turnkey solution is a significant competitive advantage.  We have only begun to offer this comprehensive solution over the past twelve months with the primary focus of our marketing efforts on educating the marketplace about us as an alternative to the historical provider of medical waste services.

Vertically integrated full-service operations.

Our operations are fully integrated including manufacturing, assembly, distribution, treatment, online tracking and customer reporting.  We have manufacturing, assembly, distribution and warehousing operations in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas, that incorporates our processing and treatment operations.  Approximately four years ago we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations.  We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).  During fiscal year 2013, the Company, under an agreement with Daniels Sharpsmart, began utilizing four Daniels Sharpsmart treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This will not only reduce the Company’s return transportation costs but also provide back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas. We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer® tracking and documentation system.  We also track treatment volumes associated with pick-up services provided as part of our JMA blended product portfolio using SharpsTracer®. We also provide customized reporting and comprehensive regulatory support for many of our customers.  By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers.  We believe the fully-integrated nature of our operations is seen by current and prospective customers as a key factor and differentiator leading to our success and leadership position in our industry.

Diverse product markets.

Sharps offers services and products to a wide variety of end markets.  The Company’s growth strategies are focused on retail pharmacies and clinics, pharmaceutical manufacturers, professional physician, dental and veterinary clinics, home healthcare companies, retirement and assisted living and long-term care facilities and federal, state and local government agencies. We also serve hospitality and other which includes hotel, commercial, industrial and agriculture.

Our billings by market for the years ended June 30, 2013, 2012 and 2011 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2013	2012	2011

BILLINGS BY MARKET:
Home Health Care	32%	31%	35%
Retail	24%	24%	24%
Professional	18%	14%	10%
Pharmaceutical	11%	10%	2%
Assisted Living	7%	6%	6%
Core Government	3%	2%	4%
Other	5%	5%	8%
U.S. Government contract	0%	8%	11%
	100%	100%	100%

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

In order to reduce accidental poisonings and pollution of our water and municipal water systems, twenty-two states and the District of Columbia have introduced legislation over the last few years intended to manage the disposal of consumer unused medications. Seven states and the District of Columbia have successfully passed such legislation. Passed or pending legislation related to disposal of consumer medications covers 67% of the U.S. population. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications.  State regulatory agencies are also addressing this issue within the regulated industry.  Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities.  States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years.  However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal.  In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such. As state and federal enforcement of these statutes increases, more companies could turn to solutions such as ours to help manage their medical waste and regulatory compliance. We believe we are well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

Environmentally-conscious solution provider.

In addition to providing cost-effective solutions for our customers, the Company is committed to mitigating the effects of medical waste and dispensed patient medications on the environment.  Today, most used syringes and needles end up in landfills while unused or expired dispensed medications are flushed causing pollution within our rivers, lakes and streams with trace amounts of pharmaceuticals.  Our products and services provide an environmentally progressive alternative process for treatment. With our patented Waste Conversion Process™ and other innovations used at treatment facilities nationwide, we divert waste from landfills and rivers.  The diverted waste is repurposed into new resources for use in industrial applications such as the generation of electricity or recycled plastics used in the industrial sector. The use of recycled paper and plastic materials for many of our products further demonstrates our total commitment to environmentally sound business practices.  As an organization, the Company is a leading proponent for the development of solutions for the safe disposal of sharps and unused dispensed medications in the community and continually works to raise public awareness of the issue.

Experienced and accomplished management team.

Our senior management team has extensive industry experience, and is committed to the continued growth and success of our company. Mr. David P. Tusa,  CEO and President, in addition to his ten plus years with the Company has over 20 years of business and public company experience in multiple industries and in companies with revenues up to $500 million.  Mr. Berkley C. Nelson, Senior Vice President of Sales, has broad health care sales and sales management experience at a variety of firms including Alere, Inc., Waste Management (Healthcare Solutions) and Siemens Medical Solutions Diagnostics.  Ms. Diana P. Diaz, CPA, MBA, Vice President and Chief Financial Officer, has over 25 years of finance, accounting, health care and public company industry experience. Mr. Gregory C. Davis, Vice President of Operations, has over 19 years of information technology and operations-related experience. Mr. Khairan Aladwani, Vice President of Assurance/Quality Control, has over 25 years of quality assurance and operations experience, including medical devices, at a variety of companies both private and public.

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

In May 2012, the Company announced a joint marketing alliance with Daniels Sharpsmart (“JMA”) to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target health care customers with multi-site and multi-sized locations including those that generate larger quantities of medical waste. The offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our Sharps Tracer System. The alliance also enables a team effort for cross selling each company’s capabilities where best suited. The Company believes the JMA will assist the Company in landing larger opportunities whereby the customer has both large and small quantity facilities generating medical waste and used healthcare materials.

We are positive about anticipated growth opportunities in the Retail market. Regarding the future of this market, a recently published reported by Accenture cites that the number of U.S. retail clinics are projected to double between 2011 and 2015, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions. Given our strong market share, we believe we are very well-positioned to capitalize on this trend which would, in-turn, drive demand for our cost-effective solutions.

Since June 30, 2011, the Company experienced growth of almost 700% or $2.1 million in the pharmaceutical market. We continue to see interest in our patient support program solution offering among pharmaceutical manufacturers as it relates to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes. In fiscal year 2012, we launched three new patient support programs announced in August and October 2011. The patient support programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer™ system tracks the return of the Sharps Recovery System® by the patient to the treatment facility, and then makes available to the pharmaceutical manufacturer electronic data which assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up which potentially could lead to better outcomes. Although we have not had any product launches since fiscal year 2012, we are beginning to see new patient support program opportunities for new drug launches that have the potential to positively impact calendar year 2014 and 2015.  We believe the Company is the leader in providing solutions of this type to this market.

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

Enhance sales and marketing efforts.

Field Sales – The Company maintains a field sales team that focuses on larger dollar and nation-wide opportunities in most of the markets served.  The field sales team is able to address much larger opportunities as a result of the JMA with Daniels Sharpsmart where we can integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering.  We have seen success with this approach in fiscal year 2013 and believe the comprehensive offering capabilities should accelerate revenue growth of the Company.

Web and Inside Sales - Through targeted telemarketing initiatives (inside sales), e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company’s innovative solution offerings.

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

Develop new products and services.

We continue to develop new solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System™, the Sharps®MWMS™ and ComplianceTRACSM.  These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products.  We will continue our efforts to develop new solution offerings designed to facilitate the proper and cost effective solutions for management of medical waste, used healthcare materials and unused dispensed medications to better serve our customers and the environment.  Additionally, we will continue to seek out and identify prospective new customers and markets for new solutions designed to meet the needs of these new customer segments.  Research and development expenses were $0, $1 thousand and $131 thousand for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Increase adoption of our product lines among federal, state and local government agencies.

In January 2010, we launched a pilot program with the United States Department of Veterans Affairs (“VA”) within the VA Capitol Health Care Network (“Veterans Integrated Service Network” or “VISN”). The VISN is part of the Veterans Health Administration which encompasses the largest integrated health care system in the United States, consisting of 153 medical centers, in addition to numerous community based outpatient clinics, community living centers and Vet Centers. Together these health care facilities provide comprehensive care to over 5.5 million Veterans each year. The pilot allowed each of the participating medical centers within the VISN, both inpatient and outpatient, to provide the Sharps Recovery System™ (formerly known as the Sharps Disposal By Mail System®) and the TakeAway Environmental Return System solutions to their patients. Since its original launch, the pilot program  expanded to include eight VISNs. The VA Pilot was completed as of June 30, 2012 and generated revenue of approximately $0.1 million and $0.4 million in the fiscal years ended June 30, 2013 and 2012, respectively.

In February 2009, we signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMSTM, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMSTM is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. The contract was terminated effective January 31, 2012. This non-renewal was preceded by a letter dated December 2, 2011 advising the Company of the U.S. Government’s intent to exercise the third option year. Although not stated in the notice provided by the U.S. Government, the Company believes the action was part of a budget reduction program implemented by the DSNS.

CONCENTRATION OF CREDIT AND SUPPLIERS

There is a concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2013, one customer represented approximately 22% of revenue. This customer represented approximately 25% or $638 thousand, of the total accounts receivable balance at June 30, 2013. For the fiscal year ended June 30, 2012, two customers represented approximately 30% of revenues. One of these customers represented approximately 26%, or $623 thousand, of the total accounts receivable balance at June 30, 2012.  The other customer, which had no accounts receivable balance at June 30, 2012, was a major U.S. government agency which terminated January 31, 2012.  For the fiscal year ended June 30, 2011, two customers represented approximately 33% of revenues. We may be adversely affected by our dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of its traditional customer base.

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

We maintain relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) solutions, we own all proprietary molds and dies and utilize three contract manufacturers for the production of the primary raw materials. We believe that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions.  We utilize national suppliers such as Herman Packaging and R & D Molders for the majority of the raw materials used in our other products and solutions and international suppliers such as Ashoka Company for Pitch-It™ IV Poles.

INTELLECTUAL PROPERTY

We have a portfolio of trademarks and patents, both granted and pending. We consider our trademarks important in the marketing of our products and services, including Sharps Disposal by Mail System®, TakeAway Environmental Return System™, Complete Needle™ Collection and Disposal System, ComplianceTRACSM, Sharps®MWMS™, Pitch-It IV™ Poles, Trip LesSystem®, GREEN Waste Conversion Process™, and PELLA-DRX™ among others. With respect to our registered marks, we continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. We have a number of patents issued, including those applicable to our PELLA-DRX waste conversion process (patent numbers US 8,163,045, US 8,100,989 and US 8,268,073), our Sharps Secure® Needle Collection and Containment System™ (patent numbers US 8,162,139 and US 8,235,883)  and our unique design features related to the TakeAway Environmental Return System™ drop-off boxes (patent number US 8,324,443). We have patents pending on our Complete Needle™ Collection & Disposal System and our Medical Waste Management System (Sharps MWMS™ rapid deployment system).

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste.  There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products).  These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete, in most markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model.  With the addition of the route-based pick-up services offered through the JMA with Daniels Sharpsmart, the Company believes it is better positioned, with its comprehensive medical waste management offering, to compete with Stericycle.  As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications, it could face additional and possibly significant competition.  We believe our comprehensive line of proven solution offerings, comprehensive medical waste management service offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically integrated producer of products and services, provides significant differentiation in the current competitive market.

GOVERNMENT REGULATION

Sharps is subject to extensive federal, state, and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the State of Texas and the local governments in Carthage, Texas with respect to our facilities. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for Sharps to be in compliance with such changing laws, rules and regulations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.  These new regulations and the recent receipt of a Title V permit required additional emissions-related monitoring equipment and compliance. Such changes required us to incur capital expenditures, which are reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows, in order to meet the requirements of the new regulations.

ITEM 1A.  RISK FACTORS

We may be unable to manage our growth effectively.

We continue to experience core revenue growth for fiscal year 2013, as we saw the benefits of our marketing activities in our target markets, Pharmaceutical and Professional. Core revenue increased more than 7% to $21.5 million for the fiscal year ended June 30, 2013 driven by targeted telemarketing initiatives and promotional activities in the professional market and continued roll-out of new patient support programs in the pharmaceutical market. Though the Retail market was down about 4% due to inconsistent timing of flu shot related orders compared to the prior year, we saw growth of nearly 21% in the Assisted Living market as providers continue to accommodate the aging population. The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need, at some point, to add operations, administrative and other personnel, and may need to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

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

We are dependent on a small group of customers. In addition, there is a concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2013, one customer represented approximately 22% of revenues. This customer represented approximately 25%, or $638 thousand, of the total accounts receivable balance at June 30, 2012. To the extent these significant customers are delinquent or delayed in paying or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down the Company’s profits and slow its growth.

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste.  There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we do compete, in certain markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications, it could face additional and possibly significant competition.  As a result, we could experience increased pricing pressures that could reduce our margins.  In addition, as we expand our business into other markets, the number, type and size of our competitors may expand.  Many of these potential competitors may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could adversely impact our current competitive position.

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

Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. We believe that we are currently in compliance in all material respects with all applicable laws and regulations governing our business, including the permits and authorizations for our incinerator facility. Our estimated annual costs of complying with these laws, regulations and guidelines iscurrently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for us to be in compliance with such changing laws, rules and regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical waste could result in a reduced demand for our products and services and could have a material adverse effect on our revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change.

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.   These new regulations and the recent receipt of a Title V permit required additional emissions-related monitoring and compliance. Such changes required us to incur capital expenditures, which are reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows, in order to meet the requirements of the new regulations. We have received conditional acceptance of our compliance efforts pending additional activities that we expect to complete by the end of September 2013 with additional capital costs of less than $100,000. There can be no assurance that once we incur the capital expenditures and complete the additional activities that the facility will comply with the new regulations.  An inability to comply with the regulations could disrupt incinerator operations at the treatment facility and could have a material adverse effect on our future operations.

The inability of the Company to operate its treatment facility would adversely affect its operations.

Our business utilizes a treatment facility for the proper disposal or treatment of medical waste, used health care materials and unused pharmaceuticals. Our owned facility has both incineration and autoclave technologies in Carthage, Texas (Panola County). Prior to the purchase of the facility in January 2008, we operated the facility since 1999 under a lease arrangement. Sharps’ believes it operates and maintains the facility in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving treatment and disposal and the operation of the incinerator and autoclave facility. The failure to maintain the permits for the treatment facility or unfavorable conditions contained in the permits or new regulations could substantially impair our operations and reduce our revenues. During fiscal year 2013, the Company, under an agreement with Daniels Sharpsmart, began utilizing four Daniels Sharpsmart treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This will not only reduce the Company’s return transportation costs but also provide back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas. Any disruption in the availability of a disposal or treatment facility, whether as a result of action taken by governmental authorities, natural disasters or otherwise, would have an adverse effect on our operations and results of operations.

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

Our common stock has been listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED” since May 6, 2009. The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Since trading on the NASDAQ, our average daily trading volume has been approximately 69,000 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this report, we do not have any unresolved staff comments.

ITEM 2. DESCRIPTION OF PROPERTY

Sharps leases 170,489 square feet of space in Houston, Texas and Atlanta, Georgia. Sharps has manufacturing, assembly, distribution and warehousing operations on Reed Road in Houston, Texas, and corporate offices on Kirby Drive in Houston, Texas. In August 2012, the Company executed an agreement with the Atlanta facility landlord reducing its obligation under the lease for the 51,000 square foot facility by approximately 20,000 square feet effective September 1, 2012. In February 2013, the Company subleased the remaining portion of the Atlanta facility effective February 1, 2013.  The Company’s leases expire from April 2014 to April 2015 with options to renew the leases for warehouses for 5 years and for office space for 10 years.

We own and operate a fully-permitted facility in Carthage, Texas that houses our processing and treatment operations in an estimated 12,000 square foot building on 4.5 acres of land. The facility is permitted to process 40 tons per day of municipal solid waste (including medical, pharmaceutical and other healthcare related waste). The incinerator at the facility is currently permitted to treat 40 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste while the autoclave is capable of treating up to seven tons per day of medical waste.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: Beginning May 6, 2009, the Company’s common stock has been quoted on the NASDAQ under the symbol “SMED”.  Previously, the Company’s common stock was quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”.  Since trading on the NASDAQ, the Company’s common stock had an average trading volume of approximately 69,000 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ (July 1, 2011 through August 26, 2013) for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ended June 30, 2012
First Quarter	$4.55	$2.98
Second Quarter	$4.83	$3.88
Third Quarter	$4.25	$3.47
Fourth Quarter	$4.14	$2.97

Fiscal Year Ended June 30, 2013
First Quarter	$3.74	$2.50
Second Quarter	$3.35	$2.26
Third Quarter	$3.00	$2.10
Fourth Quarter	$3.18	$2.60

Fiscal Year Ending June 30, 2014
First Quarter (August 26, 2013)	$2.80	$2.57

Stockholders: At August 26, 2013, there were 15,344,960 shares of common stock held by approximately 174 holders of record.  The last reported sale of the common stock on August 26, 2013 was $2.69 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain its cash generated from operations for working capital purposes and to fund the continued expansion of its business and does not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities:  On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period.  The shares would be purchased from time to time on the open market or in privately negotiated transactions, at the Company's discretion, in each case, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements, explicit black-out dates and other factors. The purchases will be funded using the Company's available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the Company's discretion in accordance with Rule 10b-18.During the year ended June 30, 2013, shares were repurchased as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2012	-	$-	-	$-

August 1 - August 31, 2012	-	-	-	-

September 1 - September 30, 2012	-	-	-	-

October 1 - October 31, 2012	-	-	-	-

November 1 - November 30, 2012	-	-	-	-

December 1 - December 31, 2012	-	-	-	-

January 1 - January 31, 2013	-	-	-	3,000,000

February 1 - February 28, 2013	-	-	-	3,000,000

March 1 - March 31, 2013	25,360	2.93	25,360	2,925,579

April 1 - April 30, 2013	-	-	-	2,925,579

May 1 - May 31, 2013	-	-	-	2,925,579

June 1 - June 30, 2013	-	-	-	2,925,279

	25,360	$2.93	25,360	$2,925,579

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

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity compensation plan information is provided as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

2010 Stock Plan as approved by shareholders (1) (2)	507,079	$3.59	296,308

Notes:
(1)  Represents stock options issued under the Sharps Compliance Corp. 2010 Stock Plan.  The 2010 Stock Plan replaced the 1993 Stock Plan in November 2010.  There are 384,667 stock options issued under the 1993 Stock Plan (with a weighted average exercise price of $4.86) which remain outstanding subsequent to the replacement of the 1993 Stock Plan.

(2) Number of securities to be issued and weighted average exercise price include the effect of 15,499 shares of restricted stock issued to the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes (in thousands except earnings per share data):

	For the Year Ended June 30,
	2013	2012	2011	2010	2009

Revenues	$21,530	$21,787	$19,395	$39,156	$20,297
Operating Income (Loss)	$(2,709)	$(2,521)	$(4,536)	$14,398	$3,464
Net Income (Loss)	$(2,712)	$(3,621)	$(2,975)	$9,356	$4,197

Net Income (Loss) per share:
Basic	$(0.18)	$(0.24)	$(0.20)	$0.66	$0.33
Diluted	$(0.18)	$(0.24)	$(0.20)	$0.63	$0.30

Total Assets	$25,532	$27,638	$30,598	$31,632	$15,188
Total Debt	$-	$-	$-	$-	$-
Cash and Cash Equivalents	$15,503	$17,498	$18,280	$18,068	$4,792
Working Captial	$16,643	$18,607	$20,226	$21,617	$4,566
Total Stockholders' Equity	$21,070	$23,180	$25,865	$26,941	$9,570

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS
The following analyzes changes in the consolidated operating results and financial condition of the Company during the twelve months ended June 30, 2013, 2012 and 2011, respectively. The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2013	%	2012	%	2011	%

Revenues	$21,530	100.0%	$21,787	100.0%	$19,395	100.0%

Cost of revenues	15,183	70.5%	15,246	70.0%	13,171	67.9%
Gross profit	6,347	29.5%	6,541	30.0%	6,224	32.1%

SG&A expense	8,619	40.0%	8,609	39.5%	9,837	50.7%
Special charge	-	0.0%	-	0.0%	570	2.9%
Depreciation and amortization	437	2.0%	453	2.1%	353	1.8%

Operating loss	(2,709)	(12.6%)	(2,521)	(11.6%)	(4,536)	(23.4%)

Other income	12	0.1%	23	0.1%	45	0.2%

Loss before income taxes	(2,697)		(2,498)		(4,491)

Income tax expense (benefit)	15	0.1%	1,123	5.2%	(1,516)	(7.8%)
Net loss	$(2,712)	(12.6%)	$(3,621)	(16.6%)	$(2,975)	(15.3%)

YEAR ENDED JUNE 30, 2013 AS COMPARED TO YEAR ENDED JUNE 30, 2012

Total revenues for the fiscal year ended June 30, 2013 of $21.5 million decreased by $0.3 million, or 1.2%, from the total revenues for the fiscal year ended June 30, 2012 of $21.8 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2013	2012	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Home Health Care	$6,721	$6,856	$(135)
Retail	5,041	5,259	(218)
Professional	3,863	3,019	844
Pharmaceutical	2,413	2,129	284
Assisted Living	1,576	1,307	269
Core Government	732	419	313
Other	937	1,114	(177)
U.S. Government Contract	-	1,685	(1,685)
Subtotal	21,283	21,788	(505)
GAAP Adjustment *	247	(1)	248
Revenue Reported	$21,530	$21,787	$(257)

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

The decrease in revenues is primarily attributable to decreased billings in the U.S. Government Contract ($1.7 million) and Retail ($0.2 million) markets.  These decreases in billings were partially offset by increased billings in the Professional ($0.8 million), Core Government ($0.3 million) and Pharmaceutical ($0.3 million) markets. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The decrease in the U.S. Government contract market billings is associated with the January 31, 2012 termination of the maintenance portion of a U.S. Government contract with the Division of Strategic National Stockpile (“DSNS”) of the Centers for Disease Control (“CDC”). The decrease in Retail billings was primarily due to the timing of customer orders and a new program launch in the prior-year period of the TakeAway Environmental Return System™ solutions.  These decreases in the Retail market were partially offset by higher sales of the Complete Needle Collection & Disposal System™ in the current fiscal year. The increase in the Professional market billings was a direct result of the Company’s targeted telemarketing initiatives and promotional activities to inform doctors, dentists and veterinarians of the significant cost advantage and convenience of the Company’s Sharps® Recovery System when compared with the traditional pick-up service in the small quantity generator sector. The Professional market was also positively impacted by JMA related business during the current year. The increase in the Core Government market billings reflects distributor sales to a major U.S. agency to facilitate the launch of our solutions in selected military bases. The increase in the Pharmaceutical market billings is due to the timing of customer orders including resupply orders from several patient support programs. The programs include the direct fulfillment of the Sharps® Recovery System to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy.

Cost of revenues for the year ended June 30, 2013 of $15.2 million was 70.5% of revenues.  Cost of revenues for the year ended June 30, 2012 of $15.2 million was 70.0% of revenue.  The lower gross margin for the year ended June 30, 2013 of 29.5% (versus 30.0% for the year ended June 30, 2012) was due to ongoing facility costs of $0.3 million, or 120 basis points, associated with the maintenance portion of the U.S. government contract that was terminated as of January 31, 2012.

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2013 and 2012 were $8.6 million. SG&A for fiscal year 2013 was negatively impacted by severance costs for a former officer of the Company of $0.2 million.

The Company generated an operating loss of $2.7 million for the year ended June 30, 2013 compared to an operating loss of $2.5 million for the year ended June 30, 2012.  The operating margin was (12.6%) for the year ended June 30, 2013 compared to (11.6%) for the year ended June 30, 2012. The increase in operating loss is a result of lower billings in fiscal year 2013 (discussed above).

The Company generated a loss before income taxes of $2.7 million for year ended June 30, 2013 versus a loss before income taxes of $2.5 million for the year ended June 30, 2012. The increase in loss before income taxes is a result of a higher operating loss in fiscal year 2013 (discussed above).

The Company’s effective tax rate for the year ended June 30, 2013 was 1.0% reflecting estimated state income taxes compared to 45.0% for the year ended June 30, 2012. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The Company’s tax benefit associated with taxable losses during the year ended June 30, 2013 was offset by a deferred tax valuation allowance of $0.9 million. Excluding the impact of the valuation allowance, the effective tax rate benefit was relatively flat at 33.6% for the year ended June 30, 2013 compared to 33.5% for the year ended June 30, 2012.

The Company generated a net loss of $2.7 million for year ended June 30, 2013 compared to a net loss of $3.6 million for the year ended June 30, 2012.  The improvement in net loss was primarily due to the decrease in the deferred tax valuation allowance recorded in fiscal year 2013 compared with fiscal year 2012 (discussed above).

The Company reported diluted loss per share of ($0.18) for the year ended June 30, 2013 versus diluted loss per share of ($0.24) for year ended June 30, 2012. The improvement in diluted loss per share is a result of a lower net loss (discussed above).

YEAR ENDED JUNE 30, 2012 AS COMPARED TO YEAR ENDED JUNE 30, 2011

Total revenues for the fiscal year ended June 30, 2012 of $21.8 million increased by $2.4 million, or 12.3%, over the total revenues for the fiscal year ended June 30, 2011 of $19.4 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2012	2011	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Home Health Care	$6,856	$6,859	$(3)
Retail	5,259	4,641	618
Professional	3,019	2,007	1,012
Pharmaceutical	2,129	304	1,825
Assisted Living	1,307	1,287	20
U.S. Government Contract	1,685	2,089	(404)
Core Government	419	699	(280)
Other	1,114	1,619	(505)
Subtotal	21,788	19,505	2,283
GAAP Adjustment *	(1)	(110)	109
Revenue Reported	$21,787	$19,395	$2,392

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

The increase in revenues is primarily attributable to increased billings in the Pharmaceutical ($1.8 million), Professional ($1.0 million) and Retail ($0.6 million) markets.  These increases in billings were partially offset by decreased billings in the U.S. Government Contract ($0.4 million), Core Government ($0.3 million) and Other ($0.5 million) markets. The increase in the Pharmaceutical market billings is due to the timing of customer orders including the launch of three new patient support programs announced in August and October 2011 and resupply orders for existing patient support programs. The programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in the Professional market was a direct result of the Company’s targeted telemarketing activities, e-commerce focused website, trade show participation and internet-based promotional activities to educate doctors, dentists and veterinarians on the significant cost advantage and the convenience of the Sharps Recovery System™ over the traditional pick-up service. The increase in the Retail market is primarily due to sales from a strong 2011 flu shot season, orders in advance of the 2012 flu shot season, immunizations administered in the retail setting and the initial fill of the Complete Needle™ Collection & Disposal System in two major retail pharmacy chains as well as several food and drug chains. Partially offsetting this increase was prior year sales of $1.6 million related to the initial orders of the Company’s TakeAway™ Environmental Return System™ envelope solution by three large retail pharmacy chains and several food and drug chains to address growing concerns regarding the hazards of unused medications in the home and environment. U.S. Government Contract billings are associated with the Company’s contract with a major U.S. government agency announced in February 2009. The decrease in the U.S. Government contract market billings is associated with the January 31, 2012 termination of the maintenance portion of a U. S. Government contract with the DSNS of the CDC. The level of Core Government market billings reflects the completion of the VA Pilot Program. The Other market consists of sales that vary due to timing of orders which order primarily from distributors.

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

SG&A expenses for the year ended June 30, 2012 of $8.6 million, decreased by $1.2 million, from SG&A expenses of $9.8 million for the year ended June 30, 2011.  The decrease in SG&A is primarily due to (i) lower professional fees of $0.5 million (primarily due to regulatory and consulting fees, legal fees and other sales-related consulting fees), (ii) prior year unusual costs associated with a legal settlement of $0.35 million, (iii) lower compensation and benefit expense including payroll tax of $0.2 million (primarily due to timing of employee hires and terminations) and (iv) lower miscellaneous expense of $0.2 million (primarily related to prior year severance costs and recruiting fees).

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

The Company’s effective tax rate for the year ended June 30, 2012 was 45.0% compared to (33.8%) for the year ended June 30, 2011. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce our net deferred tax asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. Excluding the impact of the valuation allowance, the effective tax rate benefit was relatively flat at (33.5%) for the year ended June 30, 2012 compared to (33.8%) for the year ended June 30, 2011.

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

PROSPECTS FOR THE FUTURE

The Company continues to take advantage of the many opportunities in the markets served as professional offices, retail pharmacies and clinics, communities, assisted living and long-term care facilities, home healthcare companies, consumers, pharmaceutical manufacturers, government agencies, health care facilities, individual self-injectors and commercial organizations become more aware of alternatives to the traditional methods of management of medical sharps waste, used healthcare materials and unused dispensed medications.

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional, Assisted Living, Home Health Care and Core Government markets. The Company believes its growth opportunities are supported by:

•
An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•
An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service.  The Company addresses this market from two directions: (i) field sales which focuses on larger dollar and nation-wide opportunities where we can utilize the JMA with Daniels Sharpsmart to integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•
The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of June 30, 2012, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications.  State regulatory agencies are also addressing this issue within the regulated industry.  Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities.  States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years.  However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal.  In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such;

•
The number of U.S. retail clinics is projected to double between 2011 and 2015, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions.  The number of pharmacists nationwide trained to deliver vaccines has quadrupled since 2007.  Vaccines offered in retail clinics include season flu programs as well as year round programs for pneumococcus, shingles, pediatric immunizations, HPV and international travel;

•
The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions especially in the home healthcare and assisted living markets;

•
The change in delivery of healthcare (more health care being administered in an alternate site) as well as uncertainty created by the current state of healthcare – facts which are driving more healthcare providers to increase efficiencies and reduce costs;

•
The Company’s JMA with Daniels Sharpsmart, announced in May 2012, to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical waste.  The JMA has had a significant positive impact on our pipeline of sales opportunities – over 60% of this pipeline is attributable to alliance-type opportunities providing comprehensive medical waste management service offerings where both the mailback and pick-up service are integrated into the offering;

•
New solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers; and

•	The Company’s strong financial position with a cash balance of $15.5 million and no debt as of June 30, 2013.

TERMINATED CONTRACT

In February 2009, the Company launched Sharps®MWMS™, which is a comprehensive medical waste and dispensed medication solution which includes an array of products and services necessary to effectively collect, store and treat medical waste and unused dispensed medication outside of the hospital or large health care facility setting. In connection with the launch in 2009, the Company signed a five year contract (one year, plus four option years) with a major U.S. government agency for a $40 million program to provide our comprehensive Medical Waste Management System™, or Sharps®MWMS™, which is a rapid-deployment solution offering designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies.  Sharps®MWMS™ is unique in that the solution also offers warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. We received a purchase order for $28.5 million ($6.0 million of which was recognized in fiscal year 2009, and $22.5 million was recognized in the first half of fiscal year 2010).  In January 2010, the Company was awarded the first option year (ending January 31, 2011) valued at approximately $1.6 million which was recognized from February 1, 2010 through January 31, 2011.  In January 2011, we were awarded the second option year (ending January 31, 2012) valued at approximately $3.0 million and was recognized from February 1, 2011 through January 31, 2012.  The Company was notified by an agency of the U. S. Government, acting on behalf of the DSNS, that the maintenance contract would not be renewed for the third option year (beginning February 1, 2012) and that the contract would be terminated effective January 31, 2012. This non-renewal was preceded by a letter dated December 2, 2011 advising the Company of the U.S. Government’s intent to exercise the third option year. Although not stated in the notice provided by the U.S. Government, the Company believes the action is part of a budget reduction program being implemented by the DSNS.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $2.0 million to $15.5 million at June 30, 2013 from $17.5 million at June 30, 2012. The decrease in cash and cash equivalents is primarily due to operating losses generated for the year ended June 30, 2013, the timing of collections from orders related to billings in June 2013, the timing of sales and adjustments of inventory levels to facilitate customer orders and capital expenditures and additions to intangible assets of $1.1 million (discussed below).

Accounts receivable increased by $0.4 million to $2.6 million at June 30, 2013 from $2.2 million at June 30, 2012. The decrease is due to timing of billings and cash collections.

Inventory decreased by $0.6 million to $1.6 million at June 30, 2013 from $2.2 million at June 30, 2012. The decrease in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

Accounts payable increased by $0.3 million to $1.1 million at June 30, 2013 from $0.8 million at June 30, 2012.  The increase is a result of the timing of payments.

Working capital decreased $2.0 million to $16.6 million at June 30, 2013 from $18.6 million at June 30, 2012. The decrease is primarily due to decreases in cash and cash equivalents and inventory offset by higher accounts receivable and accounts payable (discussed above).

Property, plant and equipment, net decreased by $0.2 million to $4.4 million at June 30, 2013 from $4.6 million at June 30, 2012.  The decrease in property and equipment is related to depreciation expense of $1.1 million, partially offset by capital expenditures of $0.9 million. The capital expenditures are attributable primarily to (i) treatment facility improvements of $724 thousand, (ii) computer and office equipment and custom software programming of $114 thousand and (iii) manufacturing and assembly equipment including molds, dies and printing plates of $71 thousand.

Stockholders’ equity decreased by $2.1 million to $21.1 million at June 30, 2013 from $23.2 million at June 30, 2012.  This decrease is primarily attributable to (i) a net loss for the year ended June 30, 2013 of $2.7 million and (ii) the repurchase of 25,360 shares. The impact was partially offset by the effect on equity (credit) of non-cash stock based award expense of $0.5 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the years ended June 30, 2013 and 2012.

Contractual Obligations

The Company entered into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If the Company decides to cancel or terminate a lease before the end of its term, the Company would typically owe the lessor the remaining lease payments under the term of the lease.  The contractual obligations related to minimum lease payments under non-cancelable operating leases as of June 30, 2013 are as follows (in thousands):

	Twelve Months Ending June 30,
	2014	2015	Total
Operating lease obligations	$1,393	748	$2,141

Credit Facility

Effective April 30, 2013, the Company executed a Credit Agreement (the “Restated Credit Agreement”) with Wells Fargo, National Association (the “Bank”) which extends the maturity date of the Credit Agreement executed on July 15, 2010 (“Prior Agreement”) from July 15, 2014 to July 15, 2015 and reduces the line from $5 million to $200,000 due to its lack of need for borrowings. The Company’s Restated Credit Agreement with the Bank provides for a two-year, cash-collateralized $200,000 line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures and (iii) letters of credit (up to $200,000). As of June 30, 2013, the Company had no outstanding borrowings and $110 thousand in letters of credit outstanding. The Company has no borrowings under the Restated Credit Agreement as a result of its strong cash position and lack of need for borrowings.

Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2015, the maturity date set under the Restated Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Restated Credit Agreement would be approximately 2.8% as of June 30, 2013.

The Restated Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lender’s commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lender.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending June 30, 2014.

Treatment Facility

The Company’s treatment facility in Carthage, Texas is currently permitted to process 40 tons per day of municipal solid waste. The incinerator at the facility is currently permitted to treat 40 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste. Approximately four years ago, the Company supplemented the treatment facility’s existing incineration process with an autoclave system and technology capable of treating up to seven tons per day of medical waste at the same facility.  Autoclaving is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed below). We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas.  These regulations modify the emission limits and monitoring procedures required to operate an incineration facility.  These new regulations and the recent receipt of a Title V permit required additional emissions-related monitoring equipment and compliance. Such changes required us to incur capital expenditures, which are reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows, in order to meet the requirements of the new regulations.

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years.  However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal year 2014 and beyond.

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

Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities.  The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities.  Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

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

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation expense for the fiscal years ended June 30, 2013, 2012 and 2011, was $514 thousand ($21 thousand included in cost of revenues and $493 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), $786 thousand ($68 thousand included in cost of revenues and $718 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and $871 thousand ($67 thousand included in cost of revenues and $804 thousand included in general and administrative expenses in the Company’ consolidated statement of operations), respectively.  The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company included $0.0 million, $0.1 million and $1.0 million of excess tax benefits in its cash flows from financing activities for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. For the year ended June 30, 2013, excess tax benefits were eliminated by the valuation allowance on deferred tax assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that will impact the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the notes thereto, and the related report of the Company’s independent registered public accounting firm thereon are referenced as pages F-1 to F-19 and are included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of June 30, 2013 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2013.

Changes in Internal Controls

During the quarter ended June 30, 2013, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, the Company’s management concluded that, as of June 30, 2013, the Company's internal control over financial reporting was effective based on those criteria.

The Company’s internal control over financial reporting as of June 30, 2013 has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 21, 2013.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 21, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 21, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 21, 2013.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 21, 2013.

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

10.25
 Employment Agreement by and between Sharps Compliance Corp. and David P. Tusa dated une 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on orm 8-K, filed June 14, 2010).*

10.26
Employment Agreement by and between Sharps Compliance Corp. and Diana P. Diaz dated June 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 14, 2010).*

10.27
Contract No. V797P-DSNS-9005 dated January 29, 2009 by and between the Department of Veterans Affairs and Sharps Compliance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed une 25, 2010). **

10.28
Credit Agreement dated July 15, 2010, by and Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 19, 2010).

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

10.37
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and David P. Tusa dated March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.39
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and Claude A. Dance dated March 6, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.40
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and Diana P. Diaz dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.41
First Amendment to Credit Agreement dated July 13, 2012, by and between Sharps Compliance, Inc and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 17, 2012).

10.42
Line of Credit Note dated July 13, 2012, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 17, 2012).

10.43
Employment Agreement by and between Sharps Compliance, Inc. and Berkley C. Nelson dated February 28, 2013 (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 19, 2013).

10.44
Restated Credit Agreement effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

10.44
Revolving Line of Credit effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

10.44
Security Agreement effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

14.10	Sharps Compliance Corp. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 10-KSB, filed on September 20, 2004).

10.39
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and Claude A. Dance dated March 6, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.40
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and Diana P. Diaz dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.41
First Amendment to Credit Agreement dated July 13, 2012, by and between Sharps Compliance, Inc and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 17, 2012).

10.42
Line of Credit Note dated July 13, 2012, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 17, 2012).

10.43
Employment Agreement by and between Sharps Compliance, Inc. and Berkley C. Nelson dated February 28, 2013 (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 19, 2013).

10.44
Restated Credit Agreement effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

10.44
Revolving Line of Credit effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

10.44
Security Agreement effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

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

                                                                                                 SHARPS COMPLIANCE CORP.

Dated: August 29, 2013	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 29, 2013	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 29, 2013	By: /s/ DIANA P. DIAZ
Diana P. Diaz Vice President Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 29, 2013	By: /s/ F. GARDNER PARKER
F. Gardner Parker Chairman of the Board Of Directors

Dated: August 29, 2013	By: /s/ JOHN W. DALTON
John W. Dalton Director

Dated: August 29, 2013	By: /s/ PARRIS H. HOLMES, JR.
Parris H. Holmes, Jr. Director

Dated: August 29, 2013	By: /s/ RENEE P. TANNENBAUM
Renee P. Tannenbaum Director

Dated: August 29, 2013	By: /s/ PHILIP C. ZERRILLO
Philip C. Zerrillo Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sharps Compliance Corp.

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2013, and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2013, and 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sharps Compliance Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ UHY LLP

Houston, Texas August 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Sharps Compliance Corp.

We have audited Sharps Compliance Corp. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Part II, Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sharps Compliance Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sharps Compliance Corp and subsidiaries as of June 30, 2013, and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 30, 2013, and our report dated August 29, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas
August 29, 2013

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,503	$17,498
Restricted cash	111	-
Accounts receivable, net of allowance for doubtful accounts of $26 and
$28, respectively	2,595	2,215
Inventory	1,632	2,219
Prepaids and other current assets	583	610
TOTAL CURRENT ASSETS	20,424	22,542

PROPERTY, PLANT AND EQUIPMENT, net	4,440	4,632

INTANGIBLE ASSETS, net of accumulated amortization of $275 and
$257, respectively	668	464

TOTAL ASSETS	$25,532	$27,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,085	$752
Accrued liabilities	1,345	1,302
Deferred revenue	1,351	1,881
TOTAL CURRENT LIABILITIES	3,781	3,935

LONG-TERM DEFERRED REVENUE	579	358

OTHER LONG-TERM LIABILITIES	102	165

TOTAL LIABILITIES	4,462	4,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;
15,370,320 and 15,206,127 shares issued and outstanding, respectively	154	152
Treasury stock, at cost, 25,360 and 0 shares repurchased, respectively	(74)	-
Additional paid-in capital	23,211	22,537
Retained earnings (accumulated deficit)	(2,221)	491
TOTAL STOCKHOLDERS' EQUITY	21,070	23,180
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,532	$27,638

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2013	2012	2011

REVENUES	$21,530	$21,787	$19,395

Cost of revenues	15,183	15,246	13,171

GROSS PROFIT	6,347	6,541	6,224

Selling, general and administrative	8,619	8,609	9,837
Special charge	-	-	570
Depreciation and amortization	437	453	353

OPERATING LOSS	(2,709)	(2,521)	(4,536)

OTHER INCOME (EXPENSE)
Interest income	27	36	55
Other expense	(15)	(13)	(10)
TOTAL OTHER INCOME	12	23	45

LOSS BEFORE INCOME TAXES	(2,697)	(2,498)	(4,491)

INCOME TAX EXPENSE (BENEFIT)
Current	15	88	(1,226)
Deferred	-	1,035	(290)
TOTAL INCOME TAX EXPENSE (BENEFIT)	15	1,123	(1,516)

NET LOSS	$(2,712)	$(3,621)	$(2,975)

NET LOSS PER COMMON SHARE
Basic	$(0.18)	$(0.24)	$(0.20)

Diluted	$(0.18)	$(0.24)	$(0.20)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET
LOSS PER COMMON SHARE:

Basic	15,255	15,109	14,944
Diluted	15,255	15,109	14,944

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders'Equity

Balances, June 30, 2010	14,891,754	$149	-	$-	$19,705	$7,087	$26,941
Exercise of stock options	62,500	1	-	-	48	-	49
Stock-based compensation	-	-	-	-	871	-	871
Issuance of restricted stock	99,062	1	-	-	(1)	-	-
Excess tax benefit from
stock-based award activity	-	-	-	-	979	-	979
Net loss	-	-	-	-	-	(2,975)	(2,975)

Balances, June 30, 2011	15,053,316	151	-	-	21,602	4,112	25,865
Exercise of stock options	89,443	-	-	-	65	-	65
Stock-based compensation	-	-	-	-	786	-	786
Issuance of restricted stock	63,368	1	-	-	(1)	-	-
Excess tax benefit from
stock-based award activity	-	-	-	-	85	-	85
Net loss	-	-	-	-	-	(3,621)	(3,621)

Balances, June 30, 2012	15,206,127	152	-	-	22,537	491	23,180
Exercise of stock options	100,445	1	-	-	161	-	162
Stock-based compensation	-	-	-	-	514	-	514
Issuance of restricted stock	63,748	1	-	-	(1)	-	-
Shares repurchased	-	-	(25,360)	(74)	-	-	(74)
Net loss	-	-	-	-	-	(2,712)	(2,712)

Balances, June 30, 2013	15,370,320	$154	(25,360)	$(74)	$23,211	$(2,221)	$21,070

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,712)	$(3,621)	$(2,975)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,103	1,117	1,003
Loss on disposal of property, plant and equipment	16	83	10
Stock-based compensation expense	514	786	871
Excess tax benefits from stock-based award activity	-	(85)	(979)
Deferred tax expense (benefit)	-	1,035	(290)
Changes in operating assets and liabilities:
Restricted cash	(111)	-	-
Accounts receivable	(380)	850	(1,032)
Inventory	587	(449)	(32)
Prepaid and other current assets	27	247	2,512
Accounts payable and accrued liabilities	313	(388)	780
Deferred revenue	(309)	114	167
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(952)	(311)	35

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(909)	(452)	(702)
Additions to intangible assets	(222)	(169)	(149)
NET CASH USED IN INVESTING ACTIVITIES	(1,131)	(621)	(851)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	-	85	979
Proceeds from exercise of stock options	162	65	49
Shares repurchased	(74)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	88	150	1,028

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,995)	(782)	212

CASH AND CASH EQUIVALENTS, beginning of year	17,498	18,280	18,068

CASH AND CASH EQUIVALENTS, end of year	$15,503	$17,498	$18,280

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$18	$(445)	$(2,502)

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

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

Business:  Sharps is a leading full-service provider of cost-effective management solutions for small quantity generators of medical waste, used healthcare materials and unused dispensed medications.  These solutions include Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System™, Complete Needle Collection and Disposal System™, TakeAway Environmental Return System™, Compliance TRACSM, Sharps Secure® Needle Collection and Containment System™, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, and Spill Kit TakeAway Recovery System™.

Concentration of Customers and Service Providers:  There is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2013, one customer represented approximately 22% of revenues. This customer represented approximately 25%, or $638 thousand, of the total accounts receivable balance as of June 30, 2013. For the fiscal year ended June 30, 2012, two customers represented approximately 30% of revenues. One of the customers represented approximately 26%, or $623 thousand, of the total accounts receivable balance as of June 30, 2012. The other customer, which had no accounts receivable balance at June 30, 2012, was a major U.S. government agency which terminated January 31, 2012.  For the fiscal year ended June 30, 2011, two customers represented approximately 33% of revenues. The Company may be adversely affected by its dependence on a limited number of high volume customers.

Currently, the majority of Sharps transportation is sourced with the United States Postal Service (“USPS”), which consists of delivering the Sharps® Recovery System™ (formerly Sharps Disposal by Mail System®) from the end user to the Company’s facility.  The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s TakeAway Recovery System products from the end user to the Company’s facility. Sharps maintains relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) solutions, the Company owns all proprietary molds and dies and utilize three contract manufacturers for the production of the primary raw materials. Sharps believes that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions.  The Company utilizes national suppliers such as Herman Packaging and R & D Molders for the majority of the raw materials used in our other products and solutions and international suppliers such as Ashoka Company for Pitch-It™ IV Poles.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company has a history of minimal uncollectible accounts.

Inventory:  Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method.  At June 30, 2013, total inventory was $1.6 million of which $0.7 million was finished goods and $0.9 million was raw materials. At June 30, 2012, total inventory was $2.2 million of which $1.0 million was finished goods and $1.2 million was raw materials.

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

Intangible Assets:  Intangible assets consist of (i) permit costs related to the Company’s treatment facility in Carthage, Texas, (ii) nine patents (two acquired in June 1998, one in November 2003, one in January 2012, two in April 2012, one in August 2012, one in September 2012 and one in December 2012), and (iii) defense costs related to certain existing patents.  Permit costs related to the facility are amortized over the expected life of the treatment facility. Patent costs are being amortized over seventeen years, the estimated useful life of the patents. During the fiscal years ended June 30, 2013, 2012 and 2011, the Company recorded amortization expense of $18 thousand, $30 thousand and $31 thousand, respectively.

As of June 30, 2013, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2014	$49
2015	49
2016	49
2017	48
2018	46
Thereafter	427
$668

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2013, 2012 and 2011, was $514 thousand ($21 thousand included in cost of revenues and $493 thousand included in general and administrative expenses

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

in the Company’s consolidated statement of operations), $786 thousand ($68 thousand included in cost of revenues and $718 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and $871 thousand ($67 thousand included in cost of revenues and $804 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), respectively. The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company included approximately $0.0 million, $0.1 million and $1.0 million of excess tax benefits in its cash flows from financing activities for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. For the year ended June 30, 2013, excess tax benefits were eliminated by the valuation allowance on deferred tax assets.

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

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2013	2012	2011

Weighted average risk-free interest rate	0.5%	0.3%	0.7%
Weighted average expected volatility	58%	66%	67%
Weighted average expected life (in years)	4.61	3.89	4.40
Dividend yield	-	-	-

For stock-based awards granted on or after July 1, 2006, the Company considers an estimated forfeiture rate for stock options and restricted stock units based on historical experience and the anticipated forfeiture rates during the future contract life.

Revenue Recognition:   The Company recognizes revenue from product sales when goods are shipped or delivered, and title and risk of loss pass to the customer except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.

The Company recognizes revenue in accordance with guidance on revenue recognition of multiple-deliverable arrangements.  Under this guidance, certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various TakeAway Environmental Return Systems™ referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service.

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

Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities.  The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities.  Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenues are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

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

Advertising Costs:  Advertising costs are charged to expenses when incurred and totaled $495 thousand, $578 thousand and $510 thousand for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. During the years ended June 30, 2013 and 2012, an impairment loss of $129 thousand and $70 thousand, respectively, was recognized related to the leasehold improvements at the Atlanta, Georgia facility.

Employee Benefit Plans:  In addition to group health related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees.  The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%).  Company contributions to the 401(k) plan were $39 thousand, $38 thousand and $41 thousand for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses. For purposes of the group health benefit plan and beginning February 1, 2013, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,000 for each individual and family member covered) up to the amount by which the third party insurance coverage begins (ranges from $2,000 for individual up to $14,999 for family coverage). Prior to February 1, 2013, the Company self-insured an amount equal to the excess of the employees’ deductible (ranges from $1,500 for individual up to $3,500 for family coverage) up to the amount by which the third party insurance coverage begins (ranges from $11,000 for individual up to $33,000 for family coverage).The amount of liability at June 30, 2013 and 2012 was $28 thousand and $18 thousand respectively, and is included in “Accrued Liabilities”.

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

Uncertain Tax Positions: Under the accounting guidance for the uncertainty of income taxes, the income tax provision reflects the full benefit of all positions that will be taken in the Company’s income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements of the guidance.  In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result.  The Company periodically reassesses the tax positions reflected in tax returns for open years based on the latest information available and determines whether any portion of the tax benefits reflected therein should be treated as an unrecognized tax benefit.  The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns.  At June 30, 2013 and 2012, the Company did not have any uncertain tax positions. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

• United States – fiscal years ended June 30, 2010, 2011, 2012 and 2013
• State of Texas – fiscal years ended June 30, 2008, 2009, 2010, 2011, 2012 and 2013
• State of Georgia – fiscal years ended June 30, 2010, 2011, 2012 and 2013

During the fiscal year ended June 30, 2013, the Company began doing business in a number of additional states throughout the United States. As a result, the Company will begin filing state income tax returns in the appropriate states for the fiscal year ending June 30, 2014. None of the Company’s federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of operations.

Net Income (Loss) Per Share:  Earnings per share (“EPS”) data for all years presented has been computed under guidance that requires a presentation of basic and diluted EPS.  Basic EPS excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period adjusted for preferred stock dividends, if any.  Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

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
JUNE 30, 2013, 2012 and 2011

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

Recent Accounting Pronouncements: There are no recently issued accounting pronouncements that will impact the Company’s consolidated financial statements.

Reclassifications: Certain reclassifications have been made in prior period financial statements to conform to current period presentation. These reclassifications had no effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2013 and 2012, property and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2013	2012
Furniture and fixtures	3 to 5 years	$192	$192
Plant and equipment	3 to 17 years	5,422	5,122
Manufacturing	15 years	220	222
Computers and software	3 to 5 years	1,583	1,532
Leasehold improvements	3 to 15 years	897	854
Land		19	19
Construction-in-progress		376	26
		8,709	7,967
Less: accumulated depreciation		4,269	3,335

Net property, plant and equipment		$4,440	$4,632

Total depreciation expense in the fiscal years ended June 30, 2013, 2012 and 2011 is $1.1 million, $1.1 million and $972 thousand, respectively. Depreciation expense included in cost of revenues in the fiscal years ended 2013, 2012 and 2011 was $666 thousand, $664 thousand and $650 thousand, respectively.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

Effective April 30, 2013, the Company executed a Credit Agreement (the “Restated Credit Agreement”) with Wells Fargo, National Association (the “Bank”) which extends the maturity date of the Credit Agreement executed on July 15, 2010 (“Prior Agreement”) from July 15, 2014 to July 15, 2015 and reduces the line from $5 million to $200,000 due to its lack of need for borrowings. The Company’s Restated Credit Agreement with the Bank provides for a two-year, cash-collateralized $200,000 line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures and (iii) letters of credit (up to $200,000). As of June 30, 2013, the Company had no outstanding borrowings and $110 thousand in letters of credit outstanding. The Company has no borrowings under the Restated Credit Agreement as a result of its strong cash position and lack of need for borrowings.

Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2015, the maturity date set under the Restated Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Restated Credit Agreement would be approximately 2.8% as of June 30, 2013.

The Restated Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lender’s commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lender.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 5 - INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2013	2012	2011

Current
Federal	$-	$80	$(1,161)
State	15	8	(65)
	15	88	(1,226)

Deferred
Federal	-	1,038	(305)
State	-	(3)	15
	-	1,035	(290)
	$15	$1,123	$(1,516)

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2013, 2012 and 2011 is as follows:

	Year Ended June 30,
	2013	2012	2011

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net	(0.4%)	0.0%	1.0%
Meals and entertainment	(0.5%)	(0.5%)	(0.4%)
Section 199 deduction (1)	0.0%	0.0%	(1.3%)
Return to provision differences and other	0.5%	0.0%	0.5%
Effective rate before valuation allowance	33.6%	33.5%	33.8%

Change in valuation allowance	(34.2%)	(78.5%)	0.0%
Effective tax rate	(0.6%)	(45.0%)	33.8%

(1) Section 199 refers to Internal Revenue Service deduction for Income Attributable to Manufacturing Activities

For the fiscal years ended June 30, 2013, 2012 and 2011, state income taxes relate to the Texas Franchise Tax and Georgia Income Tax. For the fiscal years ended June 30, 2012, 2011 and 2010, the Company evaluated the need for a valuation allowance on its deferred tax asset balances. Based on that evaluation, the Company determined as of June 30, 2011 that it was more likely than not that the Company would realize these deferred tax assets and as such that there was no valuation allowance provided. During the years ended June 30, 2013 and 2012, the Company recorded $0.9 million and $2.0 million to establish a deferred tax valuation allowance to fully reserve net deferred tax assets. The establishment of valuation allowances and development of projected annual effective tax rates

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 5 - INCOME TAXES (continued)

requires significant judgment and is impacted by various estimates. Both positive and negative evidence including losses over eleven of the past twelve quarters, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

At June 30, 2013 and 2012, the significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

	June 30,
	2013	2012
Deferred tax assets relating to:
Stock compensation	$695	$583
AMT and research and development credits	397	397
Deferred rent	106	145
Inventory	81	119
Professional fees	106	72
Accrued vacation	21	21
Accounts receivable allowance	9	9
Contribution carryovers	4	3
Net operating loss carryforwards	2,076	1,215
Total deferred tax assets	3,495	2,564

Deferred tax liablities related to depreciation differences	(611)	(603)

Net deferred tax assets before valuation allowance	2,884	1,961

Valuation allowance	(2,884)	(1,961)
Net deferred tax assets	$-	$-

During the year ended June 30, 2013, the net deferred tax asset increased $0.9 million which was fully offset by a valuation allowance. The increase was primarily due to the generation of additional net operating loss carryforwards during the year.

During the years ended June 30, 2013 and 2012, the Company did not utilize any net operating loss carryforwards for income tax purposes. During the years ended June 30, 2013, 2012 and 2011 $0.0 million, $0.1 million and $1.0 million respectively, of benefit was recorded to additional paid in capital which related to excess tax deductions for stock-based compensation accounted for in accordance with the FASB’s guidance.

At June 30, 2013, the Company had net operating loss carryforwards of $6.0 million which will expire, if unused, between June 30, 2031 and June 30, 2033. At June 30, 2013, the Company had various tax credit carryforwards of $0.4 million, of which $0.2 million will expire June 30, 2031 and $0.2 which may be carried forward indefinitely.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 6 - EQUITY TRANSACTIONS

During the years ended June 30, 2013, 2012 and 2011, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Year Ended June 30,
	2013	2012	2011

Options Exercised	100,445	89,443	62,500

Proceeds (in thousands)	$162	$65	$49

Average exercise price per share	$1.62	$0.73	$0.78

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period.During the years ended June 30, 2013, 2012 and 2010, shares were repurchased as follows:

	Year Ended June 30,
	2013	2012	2011

Shares repurchased	25,360	-	-

Cash paid for shares repurchased (in thousands)	$74	$-	$-

Average price paid per share	$2.93	$-	$-

NOTE 7 - STOCK BASED COMPENSATION

The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Stock Plan replaced the Sharps Compliance Corp. 1993 Stock Plan (the “1993 Plan”). The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 1,000,000 shares of the Company’s common stock of which 507,079 shares are outstanding as of June 30, 2013. Options granted generally vest over a period of three to four years and expire seven years after the date of grant.  Restricted stock generally vests over one year.

The 1993 Plan, as amended, provided for the granting of stock-based compensation (stock options or restricted stock) of up to 4,000,000 shares of the Company’s common stock of which 384,667 shares are outstanding as of June 30, 2013. Options granted generally vest over a period of three years and expire seven years after the date of grant.  Restricted stock generally vested between one to three years.

As of June 30, 2013, 2012 and 2011, options available for grant under the 2010 Plans are as follow:

June 30,	2010 Stock Plan

2013	296,308
2012	372,384
2011	754,000

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 7 - STOCK BASED COMPENSATION (continued)

The summary of activity for all stock options during the fiscal years ended June 30, 2013, 2012 and 2011 is presented in the table below (in thousands):

	Options Outstanding	Weighted Average Exercise Price
Balance, June 30, 2010	792	$4.21
Granted	243	$4.55
Exercised	(63)	$0.78
Forfeited or canceled	(84)	$5.46

Balance, June 30, 2011	888	$4.43
Granted	320	$3.97
Exercised	(89)	$0.73
Forfeited or canceled	(41)	$4.23

Balance at June 30, 2012	1,078	$4.60
Granted	178	$2.90
Exercised	(100)	$1.62
Forfeited or canceled	(280)	$5.82

Balance at June 30, 2013	876	$4.21

Exercisable at June 30, 2013	516	$4.70

The summary of activity for all restricted stock during the fiscal years ended June 30, 2013, 2012 and 2011 is presented in the table below (in thousands):

	Year Ended June 30,
	2013	2012	2011

Unvested at beginning of the year	17	-	30
Granted	62	81	70
Vested	(64)	(64)	(100)
Forfeited	-	-	-

Unvested at end of the year	15	17	-

The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2013, 2012, and 2011 was $2.48, $4.46 and $4.65, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2013, 2012 and 2011 was $3.01, $4.47 and $4.41, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 7 - STOCK BASED COMPENSATION (continued)

The following table summarizes information about stock options outstanding as of June 30, 2013 (in thousands except per share amount):

	Options Outstanding

Range of Exercise Price	Outstanding as of June 30, 2013	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $2.50	99	2.35	$2.10
$2.51 - $3.50	204	5.90	$2.92
$3.51 - $5.50	468	4.76	$4.26
$5.51 - $7.50	-	-	$-
$7.51- $9.50	105	3.11	$8.50
	876		$4.21

The following table summarizes information about stock options exercisable as of June 30, 2013 (in thousands except per share amount):

	Options Exercisable

Range of Exercise Price	Exercisable as of June 30, 2013	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $2.50	99	2.35	$2.10
$2.51 - $3.50	27	1.49	$3.04
$3.51 - $5.50	286	4.44	$4.38
$5.51 - $7.50	-	-	$-
$7.51- $9.50	104	3.12	$8.50
	516		$4.70

As of June 30, 2013, there was $376 thousand of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.78 years

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases:  The Company leases 170,489 square feet of space in Houston, Texas and Atlanta, Georgia.  The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. The leases expire from April 2014 to April 2015 with options to renew the Company’s leases for warehouses for 5 years and for office space 10 years.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Rent expense for the fiscal years ended June 30,2013, 2012 and 2011 was $1.2 million, $1.4 million and $1.5 million, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2013 are as follows (in thousands):

	Twelve Months Ending June 30,
	2014	2015	Total
Operating lease obligations	$1,393	748	$2,141

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amount):

		Year Ended June 30,
	2013	2012	2011

Net loss, as reported	$(2,712)	$(3,621)	$(2,975)

Weighted average common shares outstanding	15,255	15,109	14,944
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	15,255	15,109	14,944

Net loss per common share
Basic	$(0.18)	$(0.24)	$(0.20)
Diluted	$(0.18)	$(0.24)	$(0.20)

Employee stock options excluded from computation of diluted
income per share amounts because their effect would
be anti-dilutive	728	831	550

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013, 2012 and 2011

NOTE 10 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables show quarterly financial information for the years ended June 30, 2013 and 2012. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands expect per share amounts).

	Quarter Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Total revenues	$5,153	$5,717	$5,410	$5,250
Cost of revenues	$3,601	$4,017	$3,894	$3,671
Operating loss	$(641)	$(431)	$(942)	$(695)
Net loss	$(639)	$(428)	$(955)	$(690)
Net loss per share - diluted	$(0.04)	$(0.03)	$(0.06)	$(0.05)
Weighted average shares-diluted	15,209	15,232	15,246	15,333

	Quarter Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Total revenues	$5,743	$6,212	$5,291	$4,541
Cost of revenues	$3,924	$4,065	$3,766	$3,491
Operating income (loss)	$(498)	$34	$(808)	$(1,249)
Net income (loss)	$(325)	$28	$(520)	$(2,804)
Net income (loss) per share - diluted	$(0.02)	$0.00	$(0.03)	$(0.18)
Weighted average shares-diluted	15,065	15,404	15,111	15,185