Form 10-Q
period 2013-09-30
SHARPS COMPLIANCE CORP
filed 2013-11-07
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 4, 2013, there were 15,333,359 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value)

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,337	$15,503
Restricted cash	111	111
Accounts receivable, net of allowance for doubtful accounts of $26 and $26, respectively	3,695	2,595
Inventory	1,523	1,632
Prepaid and other current assets	640	583
TOTAL CURRENT ASSETS	21,306	20,424

PROPERTY, PLANT AND EQUIPMENT, net	4,382	4,440

INTANGIBLE ASSETS, net of accumulated amortization of $288 and $275, respectively	723	668

TOTAL ASSETS	$26,411	$25,532

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,667	$1,085
Accrued liabilities	1,293	1,345
Deferred revenue	1,637	1,351
TOTAL CURRENT LIABILITIES	4,597	3,781

LONG-TERM DEFERRED REVENUE	582	579

OTHER LONG-TERM LIABILITIES	11	102

TOTAL LIABILITIES	5,190	4,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,385,819 and 15,370,320 shares issued and outstanding, respectively	154	154
Treasury stock, at cost, 44,360 and 25,360 shares repurchased, respectively	(126)	(74)
Additional paid-in capital	23,292	23,211
Accumulated deficit	(2,099)	(2,221)
TOTAL STOCKHOLDERS' EQUITY	21,221	21,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,411	$25,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended September 30,
	2013	2012
	(Unaudited)

REVENUES	$6,273	$5,153
Cost of revenues	3,948	3,601
GROSS PROFIT	2,325	1,552

Selling, general and administrative	2,079	2,080
Depreciation and amortization	116	113

OPERATING INCOME (LOSS)	130	(641)

OTHER INCOME
Interest income	5	8
TOTAL OTHER INCOME	5	8

INCOME (LOSS) BEFORE INCOME TAXES	135	(633)

INCOME TAX EXPENSE
Current	13	5
Deferred	-	1
TOTAL INCOME TAX EXPENSE	13	6

NET INCOME (LOSS)	$122	$(639)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.04)

Diluted	$0.01	$(0.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,343	15,209
Diluted	15,366	15,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Additional	Retained	Total
	Common Stock		Treasury Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity

Balances, June 30, 2012	15,206,127	$152	-	$-	$22,537	$491	$23,180
			-	$-
Exercise of stock options	100,445	1	-	-	161	-	162
Stock-based compensation	-	-	-	-	514	-	514
Issuance of restricted stock	63,748	1	-	-	(1)	-	-
Shares repurchased	-	-	(25,360)	(74)	-	-	(74)
Net loss	-	-	-	-	-	(2,712)	(2,712)

Balances, June 30, 2013	15,370,320	154	(25,360)	(74)	23,211	(2,221)	21,070
			-	-
Stock-based compensation*	-	-	-	-	81	-	81
Issuance of restricted stock*	15,499	-	-	-	-	-	-
Shares repurchased	-	-	(19,000)	(52)	-	-	(52)
Net income*	-	-	-	-	-	122	122

Balances, September 30, 2013*	15,385,819	$154	(44,360)	$(126)	$23,292	$(2,099)	$21,221

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-Months Ended
	September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$122	$(639)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	272	276
Stock-based compensation expense	81	173
Deferred tax expense	-	1
Changes in operating assets and liabilities:
Accounts receivable	(1,100)	(982)
Inventory	109	178
Prepaid and other current assets	(57)	(41)
Accounts payable and accrued liabilities	439	384
Deferred revenue	289	272
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	155	(378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(201)	(201)
Additions to intangible assets	(68)	(78)
NET CASH USED IN INVESTING ACTIVITIES	(269)	(279)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	2
Shares repurchased	(52)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(52)	2

NET DECREASE IN CASH AND CASH EQUIVALENTS	(166)	(655)

CASH AND CASH EQUIVALENTS, beginning of period	15,503	17,498

CASH AND CASH EQUIVALENTS, end of period	$15,337	$16,843

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$8	$-

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2013, the results of its operations and cash flows for the three months ended September 30, 2013 and 2012 and stockholders’ equity for the year ended June 30, 2013 and three months ended September 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2014.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

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

Accounts Receivable:  Accounts receivable consist primarily of amounts due to the Company from our normal business activities.   Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.  The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company has a history of minimal uncollectible accounts.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that will impact the Company’s condensed consolidated financial statements as of September 30, 2013.

NOTE 5 - INCOME TAXES

The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce the Company’s net deferred tax asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred assets related to net operating loss carryforwards and other tax attributes.  The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance.

The Company’s effective tax rate for the three months ended September 30, 2013 and 2012 was 9.6% and less than 1%, respectively, reflecting estimated state income taxes. The Company’s tax expense associated with taxable income during the three months ended September 30, 2013 was offset by the utilization of net operating loss carryforwards.  The Company’s tax benefit associated with taxable losses during the year ended June 30, 2013 was offset by a deferred tax valuation allowance of $0.9 million.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

Effective April 30, 2013, the Company executed a Credit Agreement (the “Restated Credit Agreement”) with Wells Fargo, National Association (the “Bank”) which extended the maturity date of the Credit Agreement executed on July 15, 2010 (“Prior Agreement”) from July 15, 2014 to July 15, 2015 and reduced the line from $5 million to $200,000 due to its lack of need for borrowings. The Company’s Restated Credit Agreement with the Bank provides for a two-year, cash-collateralized $200,000 line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures and (iii) letters of credit (up to $200,000). As of September 30, 2013, the Company had no outstanding borrowings and $110 thousand in letters of credit outstanding. The Company has no borrowings under the Restated Credit Agreement as a result of its strong cash position and lack of need for borrowings.

Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2015, the maturity date set under the Restated Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. Sharps estimates that the interest rate applicable to the borrowings under the Restated Credit Agreement would be approximately 2.8% as of September 30, 2013.

The Restated Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lender’s commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lender.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital.   During the three months ended September 30, 2013 and 2012, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended
	September 30,
	2013	2012
	(Unaudited)

Stock-based compensation expense included in:

Cost of revenue	$6	$1
General and administrative expense	75	172
Total	$81	$173

For the year ended June 30, 2013 and for the three months ended September 30, 2013, excess tax benefits have been eliminated by the valuation allowance on the deferred tax assets.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended
	September 30,
	2013	2012
	(Unaudited)

Net income (loss), as reported	$122	$(639)

Weighted average common shares outstanding	15,343	15,209
Effect of dilutive stock options	23	-
Weighted average diluted common shares outstanding	15,366	15,209

Net income (loss) per common share
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

Employee stock options excluded from computation of dilutive income (loss) per share amounts because their effect would be anti-dilutive	769	785

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2013 and 2012, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended
	September 30,
	2013	2012
	(Unaudited)

Options exercised	-	3,500
Proceeds (in thousands)	$-	$2
Average exercise price per share	$-	$0.68

As of September 30, 2013, there was $293 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.79 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period.During the three months ended September 30, 2013 and 2012, shares were repurchased as follows:

	Three-Months Ended
	September 30,
	2013	2012
	(Unaudited)

Shares repurchased	19,000	-
Cash paid for shares repurchased (in thousands)	$52	$-
Average price paid per share	$2.71	$-

Total shares repurchased under the program are 44,360 shares at a cost of $0.1 million.  As of September 30, 2013, approximately $2.9 million remained of the Company’s $3.0 million repurchase program.  Sharps purchased all shares with cash resources.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30,	June 30,
	2013	2013
	(Unaudited)
Raw materials	$871	$887
Finished goods	652	745
Total	$1,523	$1,632

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at September 30, 2013 due to their short-term nature.

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

As a leading full-service provider of comprehensive medical waste management services throughout North America, our strategy is to capture a large part of the estimated $3.8 billion untapped market for our solutions by targeting the major agencies that are interrelated with this medical waste stream, including pharmaceutical manufacturers, home healthcare providers, retail pharmacies and clinics, the U.S. government and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps Recovery System™ is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials.  The Company has partnered with Daniels Sharpsmart in a joint marketing alliance (“JMA”) to serve the entire U.S. medical waste market, addressing small and large quantity medical waste generators with highly cost-effective and compliant solutions.  Our other solutions include Complete Needle™ Collection and Disposal System, TakeAway Environmental Return System™, ComplianceTRACSM, Sharps Tracer®, Sharps Secure® Needle Collection and Containment System™, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”) and Spill Kit TakeAway Recovery System™.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2013 and 2012. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended September 30,
	2013	%	2012	%
	(Unaudited)

Revenues	$6,273	100.0%	$5,153	100.0%

Cost of revenues	3,948	62.9%	3,601	69.9%
Gross profit	2,325	37.1%	1,552	30.1%

SG&A expense	2,079	33.1%	2,080	40.4%
Depreciation and amortization	116	1.8%	113	2.2%

Operating income (loss)	$130	2.1%	$(641)	(12.4%)
Other income	5	0.1%	8	0.2%

Income (loss) before income taxes	135	2.2%	(633)	(12.3%)
Income tax expense	13	0.2%	6	0.1%
Net income (loss)	$122	1.9%	$(639)	(12.4%)

THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Total revenues for the three months ended September 30, 2013 of $6.3 million increased by $1.1 million, or 22%, over the total revenues for the three months ended September 30, 2012 of $5.2 million. Billings by market are as follows (in thousands):

	Three-Months Ended September 30,
	(Unaudited)
	2013	2012	Variance

BILLINGS BY MARKET:
Home Health Care	$1,953	$1,747	$206
Retail	1,848	1,165	683
Professional	1,470	1,001	469
Pharmaceutical	605	562	43
Assisted Living	432	376	56
Core Government	153	392	(239)
Other	251	186	65
Subtotal	6,712	5,429	1,283
GAAP Adjustment *	(439)	(276)	(163)
Revenue Reported	$6,273	$5,153	$1,120

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

The increase in billings was primarily attributable to increased billings in the Retail ($0.7 million), Professional ($0.5 million) and Home Health Care ($0.2 million) markets. The increase in billings was partially offset by decreased billings in the Core Government ($0.2 million) market. The increase in Retail market billings is primarily due to the timing of orders related to the traditional flu shot season.  The increase in Professional market billings is a result of the Company’s targeted telemarketing initiatives and promotional activities to educate doctors, dentists, and veterinarians of the significant cost advantage and convenience of the Company’s Sharps® Recovery mailback system when compared with the traditional pick-up service for the small quantity generator sector.  In addition, the Professional market was positively impacted by joint marketing alliance-related business during the three months ended September 30, 2013.  The increase in Home Health Care market billings is due to the timing of distributor purchases. The decrease in Core Government billings was due to a $0.2 million stocking order placed by the United States Department of Defense in the three months ended September 30, 2012.  Revenue was negatively impacted by a change in the GAAP adjustment primarily due to a higher level of billings in the current period compared to the prior periods.

Cost of revenues for the three months ended September 30, 2013 of $3.9 million was 62.9% of revenues.  Cost of revenues for the three months ended September 30, 2012 of $3.6 million was 69.9% of revenues.  The higher gross margin for the three months ended September 30, 2013 of 37.1% (versus 30.1% for the three months ended September 30, 2012) was due to the leverage gained from higher revenue.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2013 and 2012 were $2.1 million.

The Company generated operating income of $0.1 million for the three months ended September 30, 2013 compared to an operating loss of $0.6 million for the three months ended September 30, 2012.  The operating margin was 2.1% for the three months ended September 30, 2013 compared to (12.4%) for the three months ended September 30, 2012.  The increase in operating income is a result of higher billings in the three months ended September 30, 2013 along with an improved gross margin as a result of greater operating leverage gained from higher revenue (discussed above).

The Company generated income before income taxes of $0.1 million for the three months ended September 30, 2013 versus a loss before tax of $0.6 million for the three months ended September 30, 2012. The increase in the income before income tax is a result of a higher operating income (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2013 and 2012 was 9.6% and less than 1%, respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance. The Company’s tax expense associated with taxable income during the three months ended September 30, 2013 was offset by the utilization of net operating loss carryforwards.  The Company’s tax benefit associated with taxable losses during the year ended June 30, 2013 was offset by a deferred tax valuation allowance of $0.9 million.

The Company generated net income of $0.1 million for the three months ended September 30, 2013 compared to a net loss of $0.6 million for the three months ended September 30, 2012.  The net income is a result of a higher operating income (discussed above).

The Company reported diluted income per share of $0.01 for the three months ended September 30, 2013 versus diluted loss per share of ($0.04) for the three months ended September 30, 2012.  The improvement in diluted earnings per share is a result of net income in the three months ended September 30, 2013 versus net loss in the prior year (discussed above).

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional, Assisted Living, Home Health Care and Core Government markets. The Company believes its growth opportunities are supported by:

•	An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•	An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service. The Company addresses this market from two directions: (i) field sales which focuses on larger dollar and nation-wide opportunities where we can utilize the JMA with Daniels Sharpsmart to integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•	The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of June 30, 2013, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications. State regulatory agencies are also addressing this issue within the regulated industry. Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities. States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal. In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such;

•	The number of U.S. retail clinics is projected to double between 2011 and 2015, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions. The number of pharmacists nationwide trained to deliver vaccines has quadrupled since 2007. Vaccines offered in retail clinics include season flu programs as well as year round programs for pneumococcus, shingles, pediatric immunizations, HPV and international travel;

•	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions especially in the home healthcare and assisted living markets;

•	The change in delivery of healthcare (more health care being administered in an alternate site) as well as uncertainty created by the current state of healthcare – facts which are driving more healthcare providers to increase efficiencies and reduce costs;

•	The Company’s JMA with Daniels Sharpsmart, announced in May 2012, to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical waste. The JMA has had a significant positive impact on our pipeline of sales opportunities – over 60% of this pipeline is attributable to alliance-type opportunities providing comprehensive medical waste management service offerings where both the mailback and pick-up service are integrated into the offering;

•	New solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers; and

•	The Company’s strong financial position with a cash balance of $15.3 million and no debt as of September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $0.2 million to $15.3 million at September 30, 2013 from $15.5 million at June 30, 2013. The decrease in cash and cash equivalents is primarily due to capital expenditures and additions to intangible assets of $0.3 million offset by operating income generated for the three months ended September 30, 2013.

Accounts receivable increased by $1.1 million to $3.7 million at September 30, 2013 from $2.6 million at June 30, 2013. The increase is due to timing of billings and collections.

Inventory decreased by $0.1 million to $1.5 million at September 30, 2013 from $1.6 million at June 30, 2013. The decrease in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

Accounts payable increased by $0.6 million to $1.7 million at September 30, 2013 from $1.1 million at June 30, 2013.  The increase is the result of the timing of payments.

Current deferred revenue increased by $0.2 million to $1.6 million at September 30, 2013 from $1.4 million at June 30, 2013.  The increase is due to higher sales for the three months ended September 30, 2013 as compared to the previous period.

Working capital increased $0.1 million to $16.7 million at September 30, 2013 from $16.6 million at June 30, 2013. The increase is primarily due to an increase to accounts receivable, accounts payable and deferred revenue offset by reductions in cash and cash equivalents and inventory (discussed above).

Property, plant and equipment was $4.4 million at September 30, 2013 and June 30, 2013.  Depreciation expense was $0.3 million, partially offset by capital expenditures of $0.2 million. The capital expenditures are attributable primarily to treatment facility improvements of $0.2 million.

Stockholders’ equity increased by $0.1 million to $21.2 million at September 30, 2013 from $21.1 million at June 30, 2013.  This increase is primarily attributable to net income for the three months ended September 30, 2013 of $0.1 million.

Off -Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three months ended September 30, 2013 and the year-ended June 30, 2013.

Credit Facility

Effective April 30, 2013, the Company executed a Credit Agreement (the “Restated Credit Agreement”) with Wells Fargo, National Association (the “Bank”) which extended the maturity date of the Credit Agreement executed on July 15, 2010 (“Prior Agreement”) from July 15, 2014 to July 15, 2015 and reduced the line from $5 million to $200,000 due to its lack of need for borrowings. The Company’s Restated Credit Agreement with the Bank provides for a two-year, cash-collateralized $200,000 line of credit facility, the proceeds of which may be utilized for: (i) working capital, (ii) capital expenditures and (iii) letters of credit (up to $200,000). As of September 30, 2013, the Company had no outstanding borrowings and $110 thousand in letters of credit outstanding. The Company has no borrowings under the Restated Credit Agreement as a result of its strong cash position and lack of need for borrowings.

Borrowings bear interest at either (i) a fluctuating rate per annum equal to LIBOR plus a margin of 250 basis points or (ii) at the Company’s option, a fixed rate for a 30, 60, or 90 day period set at the option date’s LIBOR plus a margin of 250 basis points. Any outstanding revolving loans, and accrued and unpaid interest, will be due and payable on July 15, 2015, the maturity date set under the Restated Credit Agreement. The Company pays a fee of 0.2% per annum on the unused amount of the line of credit. We estimate that the interest rate applicable to the borrowings under the Restated Credit Agreement would be approximately 2.8% as of September 30, 2013.

The Restated Credit Agreement also contains customary events of default. Upon the occurrence of an event of default that remains uncured after any applicable cure period, the lender’s commitment to make further loans may terminate and the Company may be required to make immediate repayment of all indebtedness to the lender.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending September 30, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that will impact the Company’s condensed consolidated financial statements as of September 30, 2013.

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

As of September 30, 2013, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2013 for the Company’s risk factors.  During the three months ended September 30, 2013, there have been no changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. The shares would be purchased from time to time on the open market or in privately negotiated transactions, at the Company's discretion, in each case, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements, explicit black-out dates and other factors. The purchases will be funded using the Company's available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the Company's discretion in accordance with Rule 10b-18. During the three months ended September 30, 2013, shares were repurchased as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1- July 31, 2013	-	$-	-	$2,925,579
August 1 - August 31, 2013	-	-	-	2,925,579
September 1 - September 30, 2013	19,000	2.71	19,000	2,874,114
	19,000	$2.71	19,000	$2,874,114

During the three months ended September 30, 2013, Sharps repurchased 19,000 shares for approximately $52,000 using cash resources.  As of September 30, 2013, approximately $2.9 million remained of our $3.0 million repurchase program.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 7, 2013	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 7, 2013	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)