Form 10-Q
period 2014-03-31
SHARPS COMPLIANCE CORP
filed 2014-05-08
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2014, there were 15,268,141 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I  FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value)

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,430	$15,503
Restricted cash	111	111
Accounts receivable, net of allowance for doubtful accounts of $23 and $26, respectively	2,976	2,595
Inventory	1,376	1,632
Prepaid and other current assets	904	583
TOTAL CURRENT ASSETS	19,797	20,424

PROPERTY, PLANT AND EQUIPMENT, net	3,954	4,440

INTANGIBLE ASSETS, net of accumulated amortization of $316 and $275, respectively	729	668

TOTAL ASSETS	$24,480	$25,532

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,486	$1,085
Accrued liabilities	1,196	1,345
Deferred revenue	1,174	1,351
TOTAL CURRENT LIABILITIES	3,856	3,781

LONG-TERM DEFERRED REVENUE	435	579

OTHER LONG-TERM LIABILITIES	50	102

TOTAL LIABILITIES	4,341	4,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,429,942 and 15,370,320 shares issued and outstanding, respectively	155	154
Treasury stock, at cost, 161,801 and 25,360 shares repurchased, respectively	(681)	(74)
Additional paid-in capital	23,579	23,211
Accumulated deficit	(2,914)	(2,221)
TOTAL STOCKHOLDERS' EQUITY	20,139	21,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,480	$25,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months
	Ended March 31,
	2014	2013
	(Unaudited)

REVENUES	$5,553	$5,410
Cost of revenues	4,144	3,894
GROSS PROFIT	1,409	1,516

Selling, general and administrative	2,225	2,351
Depreciation and amortization	119	107

OPERATING LOSS	(935)	(942)

OTHER INCOME
Interest income	6	6
TOTAL OTHER INCOME	6	6

LOSS BEFORE INCOME TAXES	(929)	(936)

INCOME TAX EXPENSE
Current	6	5
Deferred	-	14
TOTAL INCOME TAX EXPENSE	6	19

NET LOSS	$(935)	$(955)

NET LOSS PER COMMON SHARE
Basic	$(0.06)	$(0.06)

Diluted	$(0.06)	$(0.06)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
NET LOSS PER COMMON SHARE:

Basic	15,248	15,246
Diluted	15,248	15,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Nine-Months
	Ended March 31,
	2014	2013
	(Unaudited)

REVENUES	$19,474	$16,280
Cost of revenues	13,052	11,512
GROSS PROFIT	6,422	4,768

Selling, general and administrative	6,756	6,451
Depreciation and amortization	351	331

OPERATING LOSS	(685)	(2,014)

OTHER INCOME
Interest income	16	22
TOTAL OTHER INCOME	16	22

LOSS BEFORE INCOME TAXES	(669)	(1,992)

INCOME TAX EXPENSE
Current	24	15
Deferred	-	15
TOTAL INCOME TAX EXPENSE	24	30

NET LOSS	$(693)	$(2,022)

NET LOSS PER COMMON SHARE
Basic	$(0.05)	$(0.13)

Diluted	$(0.05)	$(0.13)

WEIGHTED AVERAGE SHARES USED IN COMPUTING
NET LOSS PER COMMON SHARE:

Basic	15,296	15,229
Diluted	15,296	15,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

						Retained
					Additional	Earnings	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances, June 30, 2012	15,206,127	$152	-	$-	$22,537	$491	$23,180
			-	$-
Exercise of stock options	100,445	1	-	-	161	-	162
Stock-based compensation	-	-	-	-	514	-	514
Issuance of restricted stock	63,748	1	-	-	(1)	-	-
Shares repurchased	-	-	(25,360)	(74)	-	-	(74)
Net loss	-	-	-	-	-	(2,712)	(2,712)

Balances, June 30, 2013	15,370,320	154	(25,360)	(74)	23,211	(2,221)	21,070
			-	-
Exercise of stock options*	13,125	1	-	-	46	-	47
Stock-based compensation*	-	-	-	-	322	-	322
Issuance of restricted stock*	46,497	-	-	-	-	-	-
Shares repurchased*	-	-	(136,441)	(607)	-	-	(607)
Net loss*	-	-	-	-	-	(693)	(693)

Balances, March 31, 2014*	15,429,942	$155	(161,801)	$(681)	$23,579	$(2,914)	$20,139

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-Months Ended
	March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(693)	$(2,022)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	835	827
Stock-based compensation expense	322	414
Deferred tax expense	-	15
Changes in operating assets and liabilities:
Accounts receivable	(381)	(617)
Inventory	256	315
Prepaid and other current assets	(321)	(104)
Accounts payable and accrued liabilities	200	626
Deferred revenue	(321)	(135)
NET CASH USED IN OPERATING ACTIVITIES	(103)	(681)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(308)	(548)
Additions to intangible assets	(102)	(158)
NET CASH USED IN INVESTING ACTIVITIES	(410)	(706)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	47	42
Shares repurchased	(607)	(74)
NET CASH USED IN FINANCING ACTIVITIES	(560)	(32)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,073)	(1,419)

CASH AND CASH EQUIVALENTS, beginning of period	15,503	17,498

CASH AND CASH EQUIVALENTS, end of period	$14,430	$16,079

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$11	$-

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2014, the results of its operations and cash flows for the three and nine months ended March 31, 2014 and 2013 and stockholders’ equity for the nine months ended March 31, 2014. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2014.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that will have a significant impact on the Company’s consolidated financial statements as of March 31, 2014.

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

The Company’s effective tax rate for the nine months ended March 31, 2014 and 2013 was (3.6%) and (1.5%), respectively, reflecting estimated state income taxes. The Company’s tax benefit associated with taxable losses during the nine months ended March 31, 2014 and the year ended June 30, 2013, was offset by a deferred tax valuation allowance.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On January 28, 2014, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces the prior credit agreement executed effective April 30, 2013 with another commercial bank (“Prior Credit Agreement”), provides for a two-year, $3.0 million line of credit facility, the proceeds of which may be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Borrowings bear interest at WSJ Prime, which we estimate to be approximately 3.25% as of March 31, 2014.  The Company will pay a fee of 0.25% per annum on the unused amount of the line of credit.   As of March 31, 2014, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which leaves $2.7 million of credit available.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is in compliance with all the financial covenants as of March 31, 2014.  The Credit Agreement, which expires on January 28, 2016, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Prior Credit Agreement, which was effective through January 28, 2014, provided for a cash-collateralized $200,000 line of credit facility with a maturity date of July 15, 2015.  No amounts related to the Prior Credit Agreement were outstanding as of March 31, 2014 other than letters of credit of approximately $110 thousand, which are in the process of being released.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital.   During the three and nine months ended March 31, 2014 and 2013, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Stock-based compensation expense included in:

Cost of revenue	$4	$6	$14	$14
General and administrative expense	118	85	308	400
Total	$122	$91	$322	$414

For the three and nine months ended March 31, 2014, excess tax benefits have been eliminated by the valuation allowance on the deferred tax assets.

NOTE 8 - EARNINGS PER SHARE

Earnings per share are measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net loss by the weighted average number of common shares after considering the additional dilution related to common stock options and restricted stock. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the treasury stock method. Vested restricted shares are included in basic common shares outstanding, and unvested restricted shares are included in the diluted common shares outstanding, if the effect is dilutive.

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net loss, as reported	$(935)	$(955)	$(693)	$(2,022)

Weighted average common shares outstanding	15,248	15,246	15,296	15,229
Effect of dilutive stock options	-	-	-	-
Weighted average diluted common shares outstanding	15,248	15,246	15,296	15,229

Net loss per common share
Basic	$(0.06)	$(0.06)	$(0.05)	$(0.13)
Diluted	$(0.06)	$(0.06)	$(0.05)	$(0.13)

Employee stock options excluded from computation of dilutive loss per share amounts because their effect would be anti-dilutive	206	887	648	883

NOTE 9 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2014 and 2013, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Options exercised	13,125	46,945	13,125	50,445
Proceeds (in thousands)	$47	$40	$47	$42
Average exercise price per share	$3.53	$0.85	$3.53	$0.84

As of March 31, 2014, there was $497 thousand of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.86 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period.During the three and nine months ended March 31, 2014 and 2013, shares were repurchased as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Shares repurchased	-	25,360	136,441	25,360
Cash paid for shares repurchased (in thousands)	$-	$74	$607	$74
Average price paid per share	$-	$2.93	$4.45	$2.93

Total shares repurchased under the program are 161,801 shares at a cost of $0.7 million.  As of March 31, 2014, approximately $2.3 million remained of the Company’s $3.0 million repurchase program.  Sharps purchased all shares with cash resources.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31,	June 30,
	2014	2013
	(Unaudited)
Raw materials	$821	$887
Finished goods	555	745
Total	$1,376	$1,632

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at March 31, 2014 due to their short-term nature.

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2014 and 2013. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2014	%	2013	%	2014	%	2013	%
	(Unaudited)				(Unaudited)

Revenues	$5,553	100.0%	$5,410	100.0%	$19,474	100.0%	$16,280	100.0%

Cost of revenues	4,144	74.6%	3,894	72.0%	13,052	67.0%	11,512	70.7%
Gross profit	1,409	25.4%	1,516	28.0%	6,422	33.0%	4,768	29.3%

SG&A expense	2,225	40.1%	2,351	43.5%	6,756	34.7%	6,451	39.6%
Depreciation and amortization	119	2.1%	107	2.0%	351	1.8%	331	2.0%

Operating loss	(935)	(16.8%)	(942)	(17.4%)	(685)	(3.5%)	(2,014)	(12.4%)

Other income	6	0.1%	6	0.1%	16	0.1%	22	0.1%

Loss before income taxes	(929)	(16.7%)	(936)	(17.3%)	(669)	(3.4%)	(1,992)	(12.2%)
Income tax expense	6	0.1%	19	0.4%	24	0.1%	30	0.2%
Net loss	$(935)	(16.8%)	$(955)	(17.7%)	$(693)	(3.6%)	$(2,022)	(12.4%)

THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Total revenues for the three months ended March 31, 2014 of $5.6 million increased by $0.2 million, or 2.6%, over the total revenues for the three months ended March 31, 2013 of $5.4 million. Billings by market are as follows (in thousands):

	Three-Months Ended March 31,
	(Unaudited)
	2014	2013	Variance

BILLINGS BY MARKET:
Home Health Care	$1,793	$1,539	$254
Retail	737	1,744	(1,007)
Professional	1,101	875	226
Pharmaceutical Manufacturer	528	339	189
Assisted Living	434	408	26
Environmental	280	69	211
Core Government	119	96	23
Other	300	186	114
Subtotal	5,292	5,256	36
GAAP Adjustment *	261	154	107
Revenue Reported	$5,553	$5,410	$143

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

Billings for the three months ended March 31, 2014 were relatively flat compared to the three months ended March 31, 2013.  Billings increased in the Home Health Care ($0.3 million), Professional ($0.2 million), Environmental ($0.2 million), and Pharmaceutical Manufacturer ($0.2 million) markets.  These increases in billings were offset by decreased billings in the Retail ($1.0 million) market.  The increase in Home Health Care market billings is due to timing of distributor purchases. The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the significant cost advantage and convenience of the Company’s Sharps® Recovery mailback system when compared with the traditional pick-up service for the small quantity generator sector.  In addition, the Professional market was positively impacted by joint marketing alliance-related business during the three months ended March 31, 2014.  The increase in Environmental market billings was driven by focused marketing initiatives around third party treatment services which are starting to gain traction.  The increase in the Pharmaceutical Manufacturer market billings is due to increased fulfillment activity in several patient support programs. The programs include the direct fulfillment of the Sharps® Recovery System to the pharmaceutical manufacturers’ program participants which provides the proper containment, return, and treatment of the needles or injection devices utilized in therapy.  The decrease in Retail market billings is primarily related to the timing of large flu shot orders for the upcoming flu season, which the Company expects to recognize in the June 2014 quarter rather than in the March quarter as occurred last year.

Cost of revenues for the three months ended March 31, 2014 of $4.1 million was 74.6% of revenues.  Cost of revenues for the three months ended March 31, 2013 of $3.9 million was 72.0% of revenues.  The lower gross margin for the three months ended March 31, 2014 of 25.4% (versus 28.0% for the three months ended March 31, 2013) was related primarily to a change in product and market mix.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2014 and 2013 was $2.23 million and $2.35 million, respectively.  SG&A for the three months ended March 31, 2013 was negatively impacted by severance costs of $0.2 million associated with a former officer of the Company.

The Company generated an operating loss of $0.9 million for the three months ended March 31, 2014 and 2013.  The operating margin was (16.8%) for the three months ended March 31, 2014 compared to (17.4%) for the three months ended March 31, 2013.

The Company generated a loss before income taxes of $0.9 million for the three months ended March 31, 2014 and 2013.

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was (0.6%) and (2.0%), respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance. The Company’s tax benefit associated with taxable losses during the three months ended March 31, 2014 and 2013 was offset by a deferred tax valuation allowance.

The Company generated a net loss of $0.9 million for the three months ended March 31, 2014 compared to a net loss of $1.0 million for the three months ended March 31, 2013.

The Company reported diluted loss per share of ($0.06) for both the three months ended March 31, 2014 and 2013.

NINE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2013

Total revenues for the nine months ended March 31, 2014 of $19.5 million increased by $3.2 million, or 19.6%, over the total revenues for the nine months ended March 31, 2013 of $16.3 million. Billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2014	2013	Variance

BILLINGS BY MARKET:
Home Health Care	$5,534	$4,845	$689
Retail	4,421	4,343	78
Professional	3,880	2,826	1,054
Pharmaceutical Manufacturer	2,586	1,811	775
Assisted Living	1,280	1,160	120
Environmental	432	80	352
Core Government	369	596	(227)
Other	734	563	171
Subtotal	19,236	16,224	3,012
GAAP Adjustment *	238	56	182
Revenue Reported	$19,474	$16,280	$3,194

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

The increase in billings was primarily attributable to increased billings in the Professional ($1.1 million), Pharmaceutical Manufacturer ($0.8 million), Home Health Care ($0.7 million) and Environmental ($0.4 million) markets. The increase in billings was partially offset by decreased billings in the Core Government ($0.2 million) market. The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the significant cost advantage and convenience of the Company’s Sharps® Recovery mailback system when compared with the traditional pick-up service for the small quantity generator sector.  In addition, the Professional market was positively impacted by joint marketing alliance-related business during the nine months ended March 31, 2014.  The increase in Pharmaceutical Manufacturer market billings is due to the timing of customer orders including resupply orders from several patient support programs. The programs include the direct fulfillment of the Sharps® Recovery System to the pharmaceutical manufacturer’s program participants which provides the proper containment, return, and treatment of the needles or injection devices utilized in therapy. The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Environmental market billings was driven by focused marketing initiatives around third party treatment services which are starting to gain traction. The decrease in Core Government billings was due to distributor sales of $0.2 million in the prior year to a major U.S. agency to facilitate the launch of our solutions in selected military bases.

Cost of revenues for the nine months ended March 31, 2014 of $13.1 million was 67.0% of revenues.  Cost of revenues for the nine months ended March 31, 2013 of $11.5 million was 70.7% of revenues.  The higher gross margin for the nine months ended March 31, 2014 of 33.0% (versus 29.3% for the nine months ended March 31, 2013) was due to the leverage gained from higher revenue.

Selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2014 and 2013 was $6.8 million and $6.5 million, respectively.  SG&A for the nine months ended March 31, 2014 was negatively impacted by legal expenses of $0.3 million related to our claim to the CDC related to the termination of the government contract and severance costs of $0.1 million for a former officer of the Company.  SG&A for the nine months ended March 31, 2013 was negatively impacted by severance costs of $0.2 million for a former officer of the Company.  Excluding these unusual items, SG&A expense increased $0.1 million due to increased sales and marketing-related spending.

The Company generated an operating loss of $0.7 million for the nine months ended March 31, 2014 compared to an operating loss of $2.0 million for the nine months ended March 31, 2013.  The operating margin was (3.5%) for the nine months ended March 31, 2014 compared to (12.4%) for the nine months ended March 31, 2013.  The improvement in operating loss is a result of higher billings in the nine months ended March 31, 2014 along with an improved gross margin as a result of greater operating leverage gained from higher revenue (discussed above).

The Company generated a loss before income taxes of $0.7 million for the nine months ended March 31, 2014 versus a loss before tax of $2.0 million for the nine months ended March 31, 2013. The improvement in the loss before income tax is a result of an improvement in operating loss (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2014 and 2013 was (3.6%) and (1.5%), respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance. The Company’s tax benefit associated with taxable losses during the nine months ended March 31, 2014 and the year ended June 30, 2013, was offset by a deferred tax valuation allowance.

The Company generated a net loss of $0.7 million for the nine months ended March 31, 2014 compared to a net loss of $2.0 million for the nine months ended March 31, 2013.  The improvement in the net loss is a result of an improvement in operating loss (discussed above).

The Company reported diluted loss per share of ($0.05) for the nine months ended March 31, 2014 versus diluted loss per share of ($0.13) for the nine months ended March 31, 2013.  The improvement in diluted loss per share is a result of an improvement in net loss in the nine months ended March 31, 2014 as compared to the prior year (discussed above).

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical Manufacturer, Professional, Assisted Living, Home Health Care and Core Government markets. The Company believes its growth opportunities are supported by:

•	An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•	An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service. The Company addresses this market from two directions: (i) field sales which focuses on larger dollar and nation-wide opportunities where we can utilize the JMA with Daniels Sharpsmart to integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•	The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level; as of June 30, 2013, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications. State regulatory agencies are also addressing this issue within the regulated industry. Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities. States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal. In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such;

•	The number of U.S. retail clinics is projected to double between 2011 and 2015, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions. The number of pharmacists nationwide trained to deliver vaccines has quadrupled since 2007. Vaccines offered in retail clinics include seasonal flu programs as well as year round programs for pneumococcus, shingles, pediatric immunizations, HPV and international travel;

•	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions especially in the home healthcare and assisted living markets;

•	The change in delivery of healthcare (more health care being administered in an alternate site) as well as uncertainty created by the current state of healthcare – facts which are driving more healthcare providers to increase efficiencies and reduce costs;

•	The Company’s JMA with Daniels Sharpsmart, announced in May 2012, to serve the entire U.S. medical waste market, offering clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical waste. The JMA has had a significant positive impact on our pipeline of sales opportunities – over 60% of this pipeline is attributable to alliance-type opportunities providing comprehensive medical waste management service offerings where both the mailback and pick-up service are integrated into the offering;

•	New solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers; and

•	The Company’s strong financial position with a cash balance of $14.4 million and no debt as of March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $1.1 million to $14.4 million at March 31, 2014 from $15.5 million at June 30, 2013. The decrease in cash and cash equivalents is primarily due to repurchased shares of $0.6 million and capital expenditures and additions to intangible assets of $0.4 million.

Accounts receivable increased by $0.4 million to $3.0 million at March 31, 2014 from $2.6 million at June 30, 2013. The increase is due to timing of billings and collections.

Inventory decreased by $0.2 million to $1.4 million at March 31, 2014 from $1.6 million at June 30, 2013. The decrease in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

Working capital decreased $0.7 million to $15.9 million at March 31, 2014 from $16.6 million at June 30, 2013. The decrease is primarily due to reductions in cash and cash equivalents and inventory offset by an increase to accounts receivable (discussed above).

Property, plant and equipment decreased $0.5 million to $3.95 million at March 31, 2014 from $4.4 million at June 30, 2013.  Depreciation expense was $0.8 million, partially offset by capital expenditures of $0.3 million. The capital expenditures are attributable primarily to treatment facility improvements of $0.2 million.

Stockholders’ equity decreased by $1.0 million to $20.1 million at March 31, 2014 from $21.1 million at June 30, 2013.  This decrease is primarily attributable to a net loss of $0.7 million and stock repurchases of $0.6 million offset in part by stock-based compensation of $0.3 million.

Off -Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the nine months ended March 31, 2014 and the year ended June 30, 2013.

Credit Facility

On January 28, 2014, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces the prior credit agreement executed effective April 30, 2013 with another commercial bank (“Prior Credit Agreement”), provides for a two-year, $3.0 million line of credit facility, the proceeds of which may be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Borrowings bear interest at WSJ Prime, which we estimate to be approximately 3.25% as of March 31, 2014.  The Company will pay a fee of 0.25% per annum on the unused amount of the line of credit.   As of March 31, 2014, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which leaves $2.7 million of credit available.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is in compliance with all the financial covenants as of March 31, 2014.  The Credit Agreement, which expires on January 28, 2016, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Prior Credit Agreement, which was effective through January 28, 2014, provided for a cash-collateralized $200,000 line of credit facility with a maturity date of July 15, 2015.  No amounts related to the Prior Credit Agreement were outstanding as of March 31, 2014 other than letters of credit of approximately $110 thousand, which are in the process of being released.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending March 31, 2015.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

There are no recently issued accounting pronouncements that will have a significant impact on the Company’s consolidated financial statements as of March 31, 2014.

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

As of March 31, 2014, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the quarterly period ended March 31, 2014, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2013 for the Company’s risk factors.  During the nine months ended March 31, 2014, there have been no changes to the Company’s risk factors.

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

During the three months ended March 31, 2014, Sharps repurchased no shares.  As of March 31, 2014, approximately $2.3 million remained of our $3.0 million repurchase program.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 8, 2014	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 8, 2014	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)