Form 10-K
period 2014-06-30
SHARPS COMPLIANCE CORP
filed 2014-08-27
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 31, 2013, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $60.3 million (based on the closing price of $4.73 on December 31, 2013 as reported by The NASDAQ Capital Market).

The number of common shares outstanding of the Registrant was 15,290,073 as of August 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 20, 2014 are incorporated by reference into Part III.

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

COMPANY OVERVIEW

Sharps Compliance Corp. is a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous. Our solutions facilitate the proper collection, containment, transportation and treatment of numerous types of healthcare-related materials, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, hazardous waste and unused consumer dispensed medications and over-the-counter drugs.  We serve customers in multiple markets such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), assisted living and long-term care facilities (assisted living, continuing care, long-term acute care, memory care and skilled nursing), government (federal, state and local), consumers, commercial and agriculture, as well as distributors to many of the aforementioned markets.  We assist our customers in determining which of our solution offerings best fit their needs for the collection, containment, return transportation and treatment of medical waste, used healthcare materials, pharmaceutical waste, hazardous waste and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and properly treat medical waste, used healthcare materials or unused dispensed medications through a variety of solutions and products transported primarily through the United States Postal Service (“USPS”). For customers with facilities or locations that may generate larger quantities of waste, we integrate the route-based pick-up service into our complete offering.  The benefits of this comprehensive offering include single point of contact, consolidated billing, integrated manifest and proof of destruction repository in addition to our cost savings.  Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical, pharmaceutical and hazardous waste disposal and compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth.  We continue to take advantage of the many opportunities in all markets served as we educate the market place and as prospective customers become more aware of alternatives to traditional methods of disposal (i.e., route-based pick-up services).

As a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous, our key markets include pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps® Recovery System is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials.

Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas.  Our telephone number at that location is (713) 432-0300. We currently have 61 full-time employees and 1 part-time employee. We have manufacturing, assembly, distribution and warehousing operations located on Reed Road in Houston, Texas, and our corporate offices located on Kirby Drive in Houston, Texas.  We have a warehouse facility in Atlanta, Georgia. As a result of the termination of the U.S. Government contract, the Company executed an agreement with the Atlanta facility landlord reducing its obligation under the lease for the 51,000 square foot facility by approximately 20,000 square feet effective September 1, 2012. Effective February 1, 2013, the Company subleased the remaining portion of the Atlanta facility to a third party. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations.  Approximately four years ago we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations.  We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities). During fiscal year 2013, the Company, under an agreement with Daniels Sharpsmart, began supplementing its treatment facility operations by utilizing four Daniels Sharpsmart treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by certain of our customers. This arrangement not only reduces the Company’s return transportation costs associated with its Solutions but also provide back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas.

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

Route-Based Pick-Up Service:  as a full-service waste management services company, we offer route-based medical and hazardous waste pick-up services to customers and prospects that have facilities or branches that generate larger quantities of medical or hazardous waste or where the route-based pick-up service is preferred.  This blended service of mailback and pick-up provides cost-savings benefits by customizing the right solution with each location to reach the best outcome for the customer.

Universal Waste Shipback Systems:  a jointly promoted program with Veolia Environmental Services using their RECYCLEPAK solutions for the collection, transportation and recycling of light bulbs, batteries and other mercury containing devices.  The solution is marketed to existing and prospective customers as a complement to the Company’s line of medical waste and unused medication management solutions.

Other Solutions: a wide variety of other solutions including SharpsTracer®, Complete Needle™ Collection and Disposal System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, Sharps Secure® Needle Collection and Containment System™, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)),  and Spill Kit TakeAway Recovery System™.

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional, Assisted Living, Home Health Care and Environmental markets. The Company believes its growth opportunities are supported by:

•	An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•	An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service. The Company addresses this market from two directions: (i) field sales which focuses on larger dollar and nation-wide opportunities where we can integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•	The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of June 30, 2014, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications. State regulatory agencies are also addressing this issue within the regulated industry. Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities. States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal. In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such.

•	The number of U.S. retail clinics is projected to increase significantly, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions. The number of pharmacists nationwide trained to deliver vaccines has quadrupled since 2007. Vaccines offered in retail clinics include season flu programs as well as year round programs for pneumococcus, shingles, pediatric immunizations, HPV and international travel;

•	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions especially in the home healthcare and assisted living markets;

•	The change in delivery of healthcare (more health care being administered in an alternative site) as well as uncertainty created by the current state of healthcare; facts which are driving more healthcare providers to increase efficiencies and reduce costs;

•	Over the past two years, the Company has developed a network of medical and hazardous waste service providers including those with route based pick-up services which allows the Company to serve the entire U.S. medical and hazardous waste market. We offer clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities – over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pick-up service are integrated into the offering;

•	New solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers; and

•	The Company’s strong financial position with a cash balance of $13.7 million and no debt as of June 30, 2014.

TERMINATED CONTRACT AND LEGAL SETTLEMENT

On January 29, 2009, the Company entered into a five year contract with the United States Department of Veterans Affairs, National Acquisition Center (“VA NAC”), to provide its Sharps® MWMS™, a rapid-deployment solution designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies in support of the Centers for Disease Control, Division of Strategic National Stockpile. Sharps® MWMS™ also incorporated warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. Sharps performed under the contract through January 31, 2012.  On June 30, 2014, the Company entered an agreement to settle its claims against the United States government and various agencies related to the January 2012 termination of the Company’s February 2009 contract with the Centers for Disease Control and Prevention (“CDC”).  The settlement agreement resulted in a cash payment of $1.5 million, which was received by the Company in July 2014.

COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Leading full-service national provider of comprehensive and cost-effective waste management services including medical, pharmaceutical, and hazardous.

We offer a full line of solutions and services that address the proper management of medical waste, used healthcare materials and patient dispensed unused or expired medications. We offer a blended product portfolio that includes both a mailback and route-based pick-up service to target prospective customers with multi-site and multi-sized locations that may include facilities that generate larger quantities of waste including medical, pharmaceutical and hazardous. This blended offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer® system. Our proprietary SharpsTracer® tracking and documentation systems provide customers a comprehensive electronic record of receipt and treatment of their waste to meet regulatory requirements.  The Company’s mail or ship-back based services are generally offered at a significantly lower cost as compared to the traditional route-based pick-up services for small quantity generators since the Company utilizes the existing infrastructure of USPS or in some cases United Parcel Service (“UPS”) for return transportation.  While competitors may attempt to replicate our comprehensive solution offerings, we believe the ability to offer such a comprehensive, value-added turnkey solution is a significant competitive advantage.  We have only begun to offer this comprehensive solution over the past two years with the primary focus of our marketing efforts on educating the marketplace about us as an alternative to the historical provider of waste services including medical, pharmaceutical and hazardous.

Vertically integrated full-service operations.

Our operations are fully integrated including manufacturing, assembly, distribution, treatment, online tracking and customer reporting.  We have manufacturing, assembly, distribution and warehousing operations in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas, that incorporates our processing and treatment operations.  Approximately four years ago we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations.  We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).  During fiscal years 2013 and 2014, the Company, under an agreement with Daniels Sharpsmart, utilizes four Daniels Sharpsmart treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This has not only reduced the Company’s return transportation costs but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas.  We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer® tracking and documentation system.  We also track treatment volumes associated with pick-up services provided as part of our blended product portfolio using SharpsTracer®. We also provide customized reporting and comprehensive regulatory support for many of our customers.  By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers.  We believe the fully-integrated nature of our operations is seen by current and prospective customers as a key factor and differentiator leading to our success and leadership position in our industry.

Diverse product markets.

Sharps offers services and products to a wide variety of end markets.  The Company’s growth strategies are focused on pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care facilities, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices. We also serve federal, state and local government agencies, hospitality which includes hotels, commercial, industrial and agriculture.
Our billings by market for the years ended June 30, 2014, 2013 and 2012 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2014	2013	2012

BILLINGS BY MARKET:
Home Health Care	27%	32%	31%
Retail	24%	24%	24%
Professional	20%	18%	14%
Pharmaceutical Manufacturer	14%	11%	10%
Assisted Living	6%	7%	6%
Environmental	3%	1%	1%
Core Government	2%	3%	2%
Other	4%	4%	4%
U.S. Government Contract	0%	0%	8%
	100%	100%	100%

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

To protect citizens and waste workers from needle stick injuries, nine states have passed legislation or regulations making it illegal to discard used sharps into household trash. Another nine states and the District of Columbia have strict guidelines regarding home sharps disposal. Passed or strict guidelines related to home sharps disposal covers 46% of the U.S. population.  In addition to state restrictions on disposal of home generated sharps by consumers, several counties have passed ordinances requiring businesses that sell syringes to the public, such as retail pharmacies and veterinary clinics to take back those syringes, once used, in regulatory-compliant sharps containers at no charge to the consumer.

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

In addition to providing cost-effective solutions for our customers, the Company is committed to discovering new sustainable initiatives that mitigate the effects of potentially hazardous waste on the environment.  Our patented Waste Conversion Process™ repurposed regulated medical waste and unused medications into new resources used in industrial applications such as the generation of electricity or recycled plastics used in the industrial sector.  Our Universal Waste Shipback Program recycles the materials in light bulbs, batteries, and other mercury containing devices for use in new applications.  In addition, the use of recycled paper and plastic materials for many of our products further demonstrates our total commitment to environmentally sound business practices.  As an organization, the Company is a leading proponent for the development of solutions for the safe disposal of sharps, unused dispensed medications, light bulbs, batteries and other mercury containing devices in the community and continually works to raise public awareness of the issue.

Experienced and accomplished management team.

Our senior management team has extensive industry experience, and is committed to the continued growth and success of our company. Mr. David P. Tusa,  CEO and President, in addition to his ten plus years with the Company has over 20 years of business and public company experience in multiple industries and in companies with revenues up to $500 million.  Mr. Brandon L. Beaver, Senior Vice President of Sales, has broad health care sales and sales management experience with the Company and at a variety of firms including AIMS/Allied Care, a third party administrator and managed care company.  Ms. Diana P. Diaz, CPA, MBA, Vice President and Chief Financial Officer, has over 25 years of finance, accounting, health care and public company industry experience. Mr. Gregory C. Davis, Vice President of Operations, has over 20 years of information technology and operations-related experience. Mr. Khairan Aladwani, Vice President of Assurance/Quality Control, has over 25 years of quality assurance and operations experience, including medical devices, at a variety of companies both private and public.

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

Many of our customers who currently use the Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) could also benefit from the TakeAway Environmental Return System™ products, the Complete Needle™ Collection and Disposal System, our hazardous waste solutions, our universal waste solutions or other specialized products.  Although currently focused primarily on the proper management of used syringes and needles as well as dispensed expired or unused medication, pharmacies (including chains and mail order), assisted living facilities and other related organizations will develop needs for our other product lines as they expand their patient service offerings.  As an entrenched and value-added supplier of treatment solutions, we believe the Company is well-positioned to capture incremental business from our existing customers.

Over the past two years, the Company has developed a network of medical and hazardous waste service providers including those with route based pick-up services which allows the Company to serve the entire U.S. medical and hazardous waste market.  We offer clients a blended product portfolio to effectively target current and prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical and hazardous waste. The offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our Sharps Tracer System. The Company believes the comprehensive offering will continue to assist the Company in landing larger opportunities whereby the customer has both large and small quantity facilities generating medical waste, used healthcare materials and hazardous waste.

We are positive about anticipated growth opportunities in the Retail market. Regarding the future of this market, a recently published reported by Accenture cites that the number of U.S. retail clinics are projected to increase significantly, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions. Given our strong market share, we believe we are very well-positioned to capitalize on this trend which would, in-turn, drive demand for our cost-effective solutions.

Since June 30, 2011, the Company experienced growth of over twelve times or $3.4 million in the pharmaceutical market. We continue to see interest in our patient support program solution offering among pharmaceutical manufacturers as it relates to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes. In fiscal year 2012, we launched three new patient support programs announced in August and October 2011. The patient support programs include the direct fulfillment of the Sharps Recovery System® to the pharmaceutical manufacturers’ program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer™ system tracks the return of the Sharps Recovery System® by the patient to the treatment facility, and then makes available to the pharmaceutical manufacturer electronic data which assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up which potentially could lead to better outcomes. During the second half of calendar year 2014, the Company will launch two new patient support programs for new drugs.  In addition, during calendar year 2015 and through the first half of calendar 2016, Sharps expects to launch four additional patient support programs for new drug therapies.  We believe the Company is the leader in providing solutions of this type to this market.

Enhance sales and marketing efforts.

Field Sales – The Company maintains a field sales team that focuses on larger dollar and nation-wide opportunities in most of the markets served.  The field sales team is able to address much larger opportunities as a result of its network of medical and hazardous waste service providers which allows the Company to integrate the route-based pick-up service along with our mailback solutions to create a comprehensive waste management offering.  We have seen success with this approach in fiscal year 2013 and 2014 and believe the comprehensive offering capabilities will continue to accelerate revenue growth of the Company.

Web and Inside Sales - Through targeted telemarketing initiatives (inside sales), e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company’s innovative solution offerings.

Improve product and service awareness to attract new customers.

As we grow, we continue to focus additional marketing and sales efforts designed to educate home health care providers, physician and dental clinics, pharmaceutical manufacturers, consumers, communities and government agencies of the benefits of our solution offerings and the need for safe, cost-effective and environmentally-friendly methods of waste treatment including medical, pharmaceutical, and hazardous.  We believe that the full-service nature of our solution offerings, ease of our mail and ship-back based delivery system and convenience will attract new customers who are not yet aware of the services we provide.  In addition to providing a convenient, cost-effective solution to waste and used healthcare materials treatment, we believe future growth will be driven by the need for our customers to properly document and track the disposal of their waste to maintain compliance with new and existing legislation.  We believe our understanding of the legislative process and focus on accurate and thorough electronic tracking of waste disposal or treatment will provide substantial benefits to new customers looking to comply with new standards and promote environmentally cleaner business practices.

Develop new products and services.

We continue to develop new solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System™, the Sharps®MWMS™ and ComplianceTRACSM.  These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products.  We will continue our efforts to develop new solution offerings designed to facilitate the proper and cost effective solutions for management of medical waste, used healthcare materials, pharmaceutical waste, hazardous waste and unused dispensed medications to better serve our customers and the environment.  Additionally, we will continue to seek out and identify prospective new customers and markets for new solutions designed to meet the needs of these new customer segments.

CONCENTRATION OF CREDIT AND SUPPLIERS

There is a concentration of credit risk associated with accounts receivable arising from sales to our major customers.  For the fiscal year ended June 30, 2014, one customer represented approximately 20% of revenue. This customer represented approximately 13%, or $599 thousand, of the total accounts receivable balance at June 30, 2014. For the fiscal year ended June 30, 2013, one customer represented approximately 22% of revenue. This customer represented approximately 25% or $638 thousand, of the total accounts receivable balance at June 30, 2013. For the fiscal year ended June 30, 2012, two customers represented approximately 30% of revenues. One of the customers was a major U.S. government agency which terminated January 31, 2012.  We may be adversely affected by our dependence on a limited number of high volume customers.  Management believes that the risks are mitigated by, (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of its traditional customer base.

We currently transport (from the patient or user to the Company’s facility) the majority of our solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. We also have an arrangement with UPS whereby UPS transports our TakeAway Recovery System™ line of solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations.

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

INTELLECTUAL PROPERTY

We have a portfolio of trademarks and patents, both granted and pending. We consider our trademarks important in the marketing of our products and services, including Sharps Disposal by Mail System®, TakeAway Environmental Return System™, Complete Needle™ Collection and Disposal System, ComplianceTRACSM, Sharps®MWMS™, Pitch-It IV™ Poles, Trip LesSystem®, GREEN Waste Conversion Process™, and PELLA-DRX™ among others. With respect to our registered marks, we continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. We have a number of patents issued, including those applicable to our PELLA-DRX waste conversion process (patent numbers US 8,163,045, US 8,100,989, US 8,268,073 and US 4,440,534), our Sharps Secure® Needle Collection and Containment System™ (patent numbers US 8,162,139 and US 8,235,883), our unique design features related to the TakeAway Environmental Return System™ drop-off boxes (patent number US 8,324,443) and our Complete Needle™ Collection & Disposal System (patent number US 4,463,106). We have a patent pending on our Medical Waste Management System (Sharps MWMS™ rapid deployment system).

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste.  There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products).  These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete, in certain markets, with Stericycle, the largest medical waste company in the country, which focuses primarily on a pick-up service business model.  With the addition of the route-based pick-up services offered through a network of medical and hazardous waste services providers, the Company believes it is better positioned, with its comprehensive medical waste management offering, to compete with Stericycle.  As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications, it could face additional and possibly significant competition.  We believe our comprehensive line of proven solution offerings, comprehensive medical waste management service offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically integrated producer of products and services, provides significant differentiation in the current competitive market.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas.  These regulations modified the emission limits and monitoring procedures required to operate an incineration facility.  These new regulations and the recent receipt of a Title V permit required additional emissions-related monitoring equipment and compliance. Such changes required us to incur capital expenditures, which have been reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows, in order to meet the requirements of the new regulations.

ITEM 1A.	RISK FACTORS

We may be unable to manage our growth effectively.

We continue to experience core revenue growth for fiscal year 2014, as we saw the benefits of our marketing activities in all of our target markets. Revenue increased more than 23% to $26.6 million for the fiscal year ended June 30, 2014 driven by targeted telemarketing initiatives and promotional activities in the professional market, continued roll-out of new patient support programs in the pharmaceutical market, increases in the retail market due primarily to flu shot related business and marketing initiatives around third party treatment services in the environmental market.  The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need, at some point, to add operations, administrative and other personnel, and may need to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis, or expand our operations and systems to the extent, and in the time, required.

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

We are dependent on a small group of customers. In addition, there is a concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2014, one customer represented approximately 20% of revenues. This customer represented approximately 13%, or $599 thousand, of the total accounts receivable balance at June 30, 2014. To the extent significant customers are delinquent or delayed in paying or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

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

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas.  These regulations modified the emission limits and monitoring procedures required to operate an incineration facility.   These new regulations and the recent receipt of a Title V permit required additional emissions-related monitoring and compliance. Such changes required us to incur capital expenditures, which have been reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows, in order to meet the requirements of the new regulations.

The inability of the Company to operate its treatment facility would adversely affect its operations.

Our business utilizes a treatment facility for the proper disposal or treatment of medical waste, used health care materials and unused pharmaceuticals. Our owned facility has both incineration and autoclave technologies in Carthage, Texas (Panola County). Sharps believes it operates and maintains the facility in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving treatment and disposal and the operation of the incinerator and autoclave facility. The failure to maintain the permits for the treatment facility or unfavorable conditions contained in the permits or new regulations could substantially impair our operations and reduce our revenues. During fiscal years 2013 and 2014, the Company, under an agreement with Daniels Sharpsmart, utilized four Daniels Sharpsmart treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This has not only reduced the Company’s return transportation costs but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas. Any disruption in the availability of a disposal or treatment facility, whether as a result of action taken by governmental authorities, natural disasters or otherwise, would have an adverse effect on our operations and results of operations.

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

A material amount of our revenues were generated through a contract with a major U.S. government agency for the period from March 2009 through the contract’s termination in January 2012 totaling $33 million.  In the year subsequent to the contract’s termination, our Company-wide revenues experienced a decrease compared to prior periods.  Although the Company is attempting to secure additional U.S. Government contracts, there can be no assurances that such efforts will be successful.  All contracts with, or subcontracts involving, the federal government are terminable, or subject to renegotiation, by the applicable governmental agency on 30 days’ notice, at the option of the governmental agency.  If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

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

Our common stock has been listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED” since May 6, 2009. The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Since trading on the NASDAQ, our average daily trading volume has been approximately 65,000 shares. It may be difficult for to sell shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of the date of this report, we do not have any unresolved staff comments.

ITEM 2.	DESCRIPTION OF PROPERTY

Sharps leases 170,489 square feet of space in Houston, Texas and Atlanta, Georgia. Sharps has manufacturing, assembly, distribution and warehousing operations on Reed Road in Houston, Texas, and corporate offices on Kirby Drive in Houston, Texas. In August 2012, the Company executed an agreement with the Atlanta facility landlord reducing its obligation under the lease for the 51,000 square foot facility by approximately 20,000 square feet effective September 1, 2012. In February 2013, the Company subleased the remaining portion of the Atlanta facility effective February 1, 2013. The lease for warehouse space in Houston, Texas was extended in June 2014.  The Company’s leases expire from January 2015 to August 2020 with options to renew the leases for warehouses for 5 years and for office space for 10 years.

We own and operate a fully-permitted facility in Carthage, Texas that houses our processing and treatment operations in an estimated 12,000 square foot building on 4.5 acres of land. The facility is permitted to process 100 tons per day of medical, pharmaceutical and other healthcare related waste. The incinerator at the facility is currently permitted to treat 40 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste while the autoclave is capable of treating up to eight tons per day of medical waste.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: Beginning May 6, 2009, the Company’s common stock has been quoted on the NASDAQ under the symbol “SMED”.  Previously, the Company’s common stock was quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”.  Since trading on the NASDAQ, the Company’s common stock had an average trading volume of approximately 65,000 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ (July 1, 2012 through August 25, 2014) for each quarter within the last two fiscal years.

	Common Stock
	High	Low

Fiscal Year Ended June 30, 2013
First Quarter	$3.74	$2.50
Second Quarter	$3.35	$2.26
Third Quarter	$3.00	$2.10
Fourth Quarter	$3.18	$2.60

Fiscal Year Ending June 30, 2014
First Quarter	$3.07	$2.57
Second Quarter	$5.10	$2.99
Third Quarter	$5.36	$4.19
Fourth Quarter	$4.70	$3.89

Fiscal Year Ending June 30, 2015
First Quarter (August 25, 2014)	$4.78	$4.32

Stockholders: At August 25, 2014, there were 15,290,073 shares of common stock held by approximately 274 holders of record.  The last reported sale of the common stock on August 25, 2014 was $4.44 per share.

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

During the three months ended June 30, 2014, Sharps repurchased no shares.  As of June 30, 2014, approximately $2.3 million remained of our $3.0 million repurchase program.

Corporate Performance Graph*: The graph compares the cumulative total return (i.e., stock price appreciation) on the Company’s common stock from the first day it began trading on the NASDAQ and each year thereafter with the cumulative total return for the same period on the NASDAQ Small Cap Index and the Dow Jones US Waste and Disposal Services Index. The graph assumes that $100 was invested on May 6, 2009 in our common stock and in the stock represented by each of the two indices.

*The Corporate Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity compensation plan information is provided as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

2010 Stock Plan as approved by shareholders (1) (2)	589,999	$3.82	139,267
1993 Stock Plan as approved by shareholders (3)	364,914	4.82	269,494
Total	959,913	4.20	408,761

Notes:
(1)  Represents stock options issued under the Sharps Compliance Corp. 2010 Stock Plan.   The 2010 Stock Plan which was approved by shareholders in November 2010 is intended to replace the 1993 Stock Plan.
(2) Number of securities to be issued and weighted average exercise price include the effect of 15,499 shares of restricted stock issued to the Board of Directors.
(3) Represents stock options issued under the 1993 Stock Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes (in thousands except earnings per share data):

	For the Year Ended June 30,
	2014	2013	2012	2011	2010

Revenues	$26,570	$21,530	$21,787	$19,395	$39,156
Operating Income (Loss)	$965	$(2,709)	$(2,521)	$(4,536)	$14,398
Net Income (Loss)	$956	$(2,712)	$(3,621)	$(2,975)	$9,356

Net Income (Loss) per share:
Basic	$0.06	$(0.18)	$(0.24)	$(0.20)	$0.66
Diluted	$0.06	$(0.18)	$(0.24)	$(0.20)	$0.63

Total Assets	$26,461	$25,532	$27,638	$30,598	$31,632
Total Debt	$-	$-	$-	$-	$-
Cash and Cash Equivalents	$13,717	$15,503	$17,498	$18,280	$18,068
Working Capital	$17,888	$16,643	$18,607	$20,226	$21,617
Total Stockholders' Equity	$21,904	$21,070	$23,180	$25,865	$26,941

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the twelve months ended June 30, 2014, 2013 and 2012, respectively. The following table sets forth, for the periods indicated, certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2014	%	2013	%	2012	%

Revenues	$26,570	100.0%	$21,530	100.0%	$21,787	100.0%

Cost of revenues	17,581	66.2%	15,183	70.5%	15,246	70.0%
Gross profit	8,989	33.8%	6,347	29.5%	6,541	30.0%
SG&A expense	9,100	34.2%	8,619	40.0%	8,609	39.5%
Legal settlement	(1,538)	(5.8%)	-	0.0%	-	0.0%
Depreciation and amortization	462	1.7%	437	2.0%	453	2.1%

Operating income (loss)	965	3.6%	(2,709)	(12.6%)	(2,521)	(11.6%)

Other income	24	0.1%	12	0.1%	23	0.1%

Income (loss) before income taxes	989		(2,697)		(2,498)

Income tax expense	33	0.1%	15	0.1%	1,123	5.2%
Net income (loss)	$956	3.6%	$(2,712)	(12.6%)	$(3,621)	(16.6%)

YEAR ENDED JUNE 30, 2014 AS COMPARED TO YEAR ENDED JUNE 30, 2013

Total revenues for the fiscal year ended June 30, 2014 of $26.6 million increased by $5.0 million, or 23.4%, from the total revenues for the fiscal year ended June 30, 2013 of $21.5 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2014	2013	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Home Health Care	$7,251	$6,721	$530
Retail	6,406	5,041	1,365
Professional	5,311	3,863	1,448
Pharmaceutical Manufacturer	3,735	2,413	1,322
Assisted Living	1,713	1,576	137
Environmental	755	182	573
Core Government	495	732	(237)
Other	941	755	186
Subtotal	26,607	21,283	5,324
GAAP Adjustment *	(37)	247	(284)
Revenue Reported	$26,570	$21,530	$5,040

*Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for disposal or treatment.  The difference between customer billings and GAAP revenue is reflected in the Company’s consolidated balance sheet as deferred revenue.  See Note 2 “Revenue Recognition” in “Notes to Consolidated Financial Statements”.

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

The increase in revenues is primarily attributable to increased billings in the Professional ($1.4 million), Retail ($1.4 million), Pharmaceutical Manufacturer ($1.3 million), Environmental ($0.6 million) and Home Health Care ($0.5 million) markets.  The increase in billings was partially offset by decreased billings in the Core Government ($0.2 million) market.  The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the significant cost advantage and convenience of the Company’s Sharps® Recovery mailback system when compared with the traditional pick-up service for the small quantity generator sector. The increase in Retail market billings is due to increases in flu shot related business.  Retail pharmacies are increasing the amount and variety of healthcare services they provide and this segment represents a long-term growth driver and key competitive advantage, given Sharps’ estimated 75% market share in this segment. The increase in Pharmaceutical Manufacturer market billings is due to the continued rollout, including resupply orders, of several patient support programs. The programs include the direct fulfillment of the Sharps® Recovery System to the pharmaceutical manufacturer’s program participants which provides the proper containment, return, and treatment of the needles or injection devices utilized in therapy. The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Environmental market billings was driven by focused marketing initiatives around third party treatment services which are starting to gain traction. The decrease in Core Government billings was due to distributor sales of $0.2 million in the prior year to a major U.S. agency to facilitate the launch of our solutions in selected military bases.

Cost of revenues for the year ended June 30, 2014 of $17.6 million was 66.2% of revenues.  Cost of revenues for the year ended June 30, 2013 of $15.2 million was 70.5% of revenue.  The higher gross margin for the year ended June 30, 2014 of 33.8% (versus 29.5% for the year ended June 30, 2013) was due to the leverage gained from higher revenue.

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2014 and 2013 were $9.1 million and $8.6 million, respectively. SG&A for fiscal year 2014 was negatively impacted by legal expenses of $0.3 million related to our claim to the CDC related to the termination of the government contract and severance costs of $0.1 million for a former officer of the Company.  SG&A for fiscal year 2013 was negatively impacted by severance costs of $0.2 million for a former officer of the Company. Excluding these unusual items, SG&A expense increased $0.3 million due to increased sales and marketing-related spending.

The Company generated operating income of $1.0 million for the year ended June 30, 2014 compared to an operating loss of $2.7 million for the year ended June 30, 2013.  Operating income for the year ended June 30, 2014 was positively impacted by a $1.5 million legal settlement related to the Company’s claims against the U.S. government related to a contract termination.  In addition to the legal settlement, the improvement in operating income resulted from higher billings along with improved gross margin as a result of greater operating leverage gained from higher revenue (discussed above).

The Company generated income before income taxes of $1.0 million for year ended June 30, 2014 versus a loss before income taxes of $2.7 million for the year ended June 30, 2013.  Income before income taxes was positively impacted by the $1.5 million legal settlement and other improvement in operating income (discussed above).

The Company’s effective tax rate for the year ended June 30, 2014 was 3.3% reflecting primarily estimated state income taxes.  The effective tax rate for the year ended June 30, 2013 was (0.6%). The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance.  The Company’s tax expense associated with taxable gains during the year ended June 30, 2014 and tax benefit associated with taxable losses during the year ended June 30, 2013, was offset by a deferred tax valuation allowance.

The Company generated net income of $1.0 million for year ended June 30, 2014 compared to a net loss of $2.7 million for the year ended June 30, 2013.  Net income was positively impacted by the $1.5 million legal settlement and other improvement in operating income (discussed above).

The Company reported diluted income per share of $0.06 for the year ended June 30, 2014 versus diluted loss per share of ($0.18) for year ended June 30, 2013.  Diluted income per share was positively impacted by the $1.5 million legal settlement and other improvement in net income (discussed above).

YEAR ENDED JUNE 30, 2013 AS COMPARED TO YEAR ENDED JUNE 30, 2012

Total revenues for the fiscal year ended June 30, 2013 of $21.5 million decreased by $0.3 million, or 1.2%, from the total revenues for the fiscal year ended June 30, 2012 of $21.8 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2013	2012	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Home Health Care	$6,721	$6,856	$(135)
Retail	5,041	5,259	(218)
Professional	3,863	3,019	844
Pharmaceutical Manufacturer	2,413	2,129	284
Assisted Living	1,576	1,307	269
Environmental	182	132	50
Core Government	732	419	313
Other	755	982	(227)
U.S. Government Contract	-	1,685	(1,685)
Subtotal	21,283	21,788	(505)
GAAP Adjustment *	247	(1)	248
Revenue Reported	$21,530	$21,787	$(257)

*Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for disposal or treatment.  The difference between customer billings and GAAP revenue is reflected in the Company’s consolidated balance sheet as deferred revenue.  See Note 2 “Revenue Recognition” in “Notes to Consolidated Financial Statements”.

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

The Company’s effective tax rate for the year ended June 30, 2013 was (0.6%) reflecting estimated state income taxes compared to 45.0% for the year ended June 30, 2012. During the year ended June 30, 2012, the Company recorded $2.0 million to establish a deferred tax valuation allowance on net deferred tax assets. The Company’s tax benefit associated with taxable losses during the year ended June 30, 2013 was offset by a deferred tax valuation allowance of $0.9 million. Excluding the impact of the valuation allowance, the effective tax rate benefit was relatively flat at 33.6% for the year ended June 30, 2013 compared to 33.5% for the year ended June 30, 2012.

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional, Assisted Living, Home Health Care and Environmental markets. The Company believes its growth opportunities are supported by:

•	An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•	An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service. The Company addresses this market from two directions: (i) field sales which focuses on larger dollar and nation-wide opportunities where we can integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•	The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of June 30, 2014, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications. State regulatory agencies are also addressing this issue within the regulated industry. Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities. States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal. In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such;

•	The number of U.S. retail clinics is projected to increase significantly, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions. The number of pharmacists nationwide trained to deliver vaccines has quadrupled since 2007. Vaccines offered in retail clinics include season flu programs as well as year round programs for pneumococcus, shingles, pediatric immunizations, HPV and international travel;

•	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions especially in the home healthcare and assisted living markets;

•	The change in delivery of healthcare (more health care being administered in an alternate site) as well as uncertainty created by the current state of healthcare; facts which are driving more healthcare providers to increase efficiencies and reduce costs;

•	Over the past two years, the Company has developed a network of medical and hazardous waste service providers including those with route based pick-up services which allows us to serve the entire U.S. medical and hazardous waste market. We offer clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical waste. The network has had a significant positive impact on our pipeline of sales opportunities – over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pick-up service are integrated into the offering;

•	New solution offerings including the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers; and

•	The Company’s strong financial position with a cash balance of $13.7 million and no debt as of June 30, 2014.

TERMINATED CONTRACT AND LEGAL SETTLEMENT

On January 29, 2009, the Company entered into a five year contract with the United States Department of Veterans Affairs, National Acquisition Center (“VA NAC”), to provide its Sharps® MWMS™, a rapid-deployment solution designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters, or other national emergencies in support of the Centers for Disease Control, Division of Strategic National Stockpile. Sharps® MWMS™ also incorporated warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. Sharps performed under the contract through January 31, 2012.  On June 30, 2014, the Company entered an agreement to settle its claims against the United States government and various agencies related to the January 2012 termination of the Company’s February 2009 contract with the Centers for Disease Control and Prevention (“CDC”).  The settlement agreement resulted in a cash payment of $1.5 million which was received by the Company in July 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents decreased by $1.8 million to $13.7 million at June 30, 2014 from $15.5 million at June 30, 2013.  The decrease in cash and cash equivalents is primarily due to the timing of collections from orders related to billings in June 2014, repurchased shares of $0.6 million, and capital expenditures and additions to intangible assets of $0.6 million (discussed below).

Accounts receivable increased by $2.1 million to $4.7 million at June 30, 2014 from $2.6 million at June 30, 2013. The increase is due to timing of billings and cash collections.

Inventory decreased by $0.3 million to $1.3 million at June 30, 2014 from $1.6 million at June 30, 2013. The decrease in inventory is due to an inventory write-down of $156 thousand and the timing of sales and adjustment of inventory levels to facilitate customer orders.

Working capital increased $1.3 million to $17.9 million at June 30, 2014 from $16.6 million at June 30, 2013. Working capital was positively impacted by a $1.5 million legal settlement receivable at June 30, 2014 related to the Company’s claims against the U.S. government related to a contract termination which was collected in July 2014.  The remaining change was due to reductions in cash and cash equivalents and inventory offset by an increase to accounts receivable (discussed above).

Property, plant and equipment, net decreased by $0.5 million to $3.9 million at June 30, 2014 from $4.4 million at June 30, 2013.  The decrease in property and equipment is related to depreciation expense of $1.1 million, partially offset by capital expenditures of $0.5 million. The capital expenditures are attributable primarily to treatment facility improvements of $260 thousand, (ii) computer and office equipment and custom software programming of $30 thousand and (iii) manufacturing and assembly equipment including molds, dies and printing plates of $178 thousand.

Stockholders’ equity increased by $0.8 million to $21.9 million at June 30, 2014 from $21.1 million at June 30, 2013. Stockholders’ equity was positively impacted by net income of $1.0 million that includes the $1.5 million legal settlement discussed above.  The remaining change was primarily attributable to stock repurchases of $0.6 million offset in part by stock-based compensation of $0.4 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the years ended June 30, 2014 and 2013.

Contractual Obligations

The Company entered into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If the Company decides to cancel or terminate a lease before the end of its term, the Company would typically owe the lessor the remaining lease payments under the term of the lease.  The contractual obligations related to minimum lease payments under non-cancelable operating leases as of June 30, 2014 are as follows (in thousands):

	Twelve Months Ending June 30,
	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$735	$526	$631	$644	$659	$788

Credit Facility

On January 28, 2014, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces the prior credit agreement which was executed effective April 30, 2013 with another commercial bank (“Prior Credit Agreement”), provides for a two-year, $3.0 million line of credit facility, the proceeds of which may be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Borrowings bear interest at WSJ Prime, which we estimate to be approximately 3.25% as of June 30, 2014.

The Company will pay a fee of 0.25% per annum on the unused amount of the line of credit.   As of June 30, 2014, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which leaves $2.7 million of credit available.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is in compliance with all the financial covenants as of June 30, 2014.  The Credit Agreement, which expires on January 28, 2016, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Prior Credit Agreement, which was effective through January 28, 2014, provided for a cash-collateralized $200,000 line of credit facility with a maturity date of July 15, 2015.  No amounts related to the Prior Credit Agreement were outstanding as of June 30, 2014 other than letters of credit of approximately $110 thousand, which are in the process of being released.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending June 30, 2015.

Treatment Facility

The Company’s treatment facility in Carthage, Texas is currently permitted to process 100 tons per day. The incinerator at the facility is currently permitted to treat 40 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste. Approximately five years ago, the Company supplemented the treatment facility’s existing incineration process with an autoclave system and technology capable of treating up to eight tons per day of medical waste at the same facility.  Autoclaving is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens.  The autoclave system is utilized alongside the incinerator for day-to-day operations. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed below). We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).

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

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years.  However, there can be no assurance that the Company’s business will not be affected by inflation in fiscal year 2015 and beyond.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition:  The Company recognizes revenue from product sales when goods are shipped or delivered, and title and risk of loss pass to the customer except for those sales via multiple-deliverable arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.  Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed and segregated in the Company’s warehouse.

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

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Total stock-based compensation expense for the fiscal years ended June 30, 2014, 2013 and 2012, was $438 thousand ($18 thousand included in cost of revenues and $420 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), $514 thousand ($21 thousand included in cost of revenues and $493 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and $786 thousand ($68 thousand included in cost of revenues and $718 thousand included in general and administrative expenses in the Company’ consolidated statement of operations), respectively.  The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company did not include any excess tax benefits in its cash flows from financing activities for the fiscal years ended June 30, 2014 and 2013 and included approximately $0.1 million as of June 30, 2012.  For the years ended June 30, 2014 and 2013, excess tax benefits were eliminated by the valuation allowance on deferred tax assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company), including interim periods within that reporting period. The Company is currently evaluating the impact of the new guidance on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to significant financial market risk including commodity price risk, foreign currency exchange risk or interest rate risk. Management does not use derivative instruments. The Company has limited exposure to changes in interest rates due to its lack of indebtedness.  The Company maintains a credit agreement under which we may borrow funds in the future. The Company does not currently foresee any borrowing needs.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of June 30, 2014 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2014.

Changes in Internal Controls

During the quarter ended June 30, 2014, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on the assessment, the Company’s management concluded that, as of June 30, 2014, the Company's internal control over financial reporting was effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 20, 2014.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2014, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

The information required by this Item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 20, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 20, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 20, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 20, 2014.

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

3.3	Certificate of Elimination of the Series A 10% Voting Convertible Preferred Stock of Sharps Compliance Corp. (incorporated by reference from Exhibit 3.6 to Form 10-KSB, filed September 29, 1998).
3.4	Bylaws of Sharps Compliance Inc. (herein referred to as the Corporation) dated May 23, 1994 (incorporated by reference from Exhibit 3.1 to Form 8-K, filed May 10, 2010).
3.5	Bylaws of Sharps Compliance Corp (incorporated by reference from Exhibit 3.2 to Form 8-K, filed May 10, 2010).
3.6	Amended and Restated Bylaws of Sharps Compliance Corp dated May 23, 1994 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed November 19, 2011).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form-10-KSB, filed September 29, 1998).
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

10.2
Lease Termination Agreement dated as of July 13, 2006, between Sharps Compliance, Inc., Warehouse Associates Corporate Centre Kirby, Ltd. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 14, 2006).

10.3
Letter Agreement by and between Sharps Compliance Corp. and Claude A. Dance dated December 26, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 26, 2007).*

10.4
Letter Agreement by and between Sharps Compliance Corp. and Al Aladwani dated March 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 12, 2008).*

10.5	Form of Restricted Stock Award Agreement dated June 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 9, 2008).
10.6
Lease Agreement dated as of January 30, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 3, 2009).

10.7
Amended Lease Agreement dated as of May 27, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2009).

10.8	Sharps Compliance Corp. 1993 Stock Plan, as amended (incorporated by reference from Annex A of the Registrant’s Proxy Statement on Schedule 14A, filed October 21, 2008)
10.9
Second Amendment to Lease Agreement between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 9, 2010).

10.10
Employment Agreement by and between Sharps Compliance Corp. and David P. Tusa dated  June 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 14, 2010).*

10.11
Employment Agreement by and between Sharps Compliance Corp. and Diana P. Diaz dated June 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 14, 2010).*

10.12
Contract No. V797P-DSNS-9005 dated January 29, 2009 by and between the Department of Veterans Affairs and Sharps Compliance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 25, 2010). **

10.13	Sharps Compliance Corp. 2010 Stock Plan dated November 22, 2010 (incorporated by reference to the Registrant’s Form S-8, filed on November 22, 2010).

10.14
Employment Agreement by and between Sharps Compliance, Inc. and Gregory C. Davis dated May 18, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 18, 2011).

10.15
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and David P. Tusa dated March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.16
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and Claude A. Dance dated March 6, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.17
Executive Employment Agreement Amendment between Sharps Compliance, Inc. and Diana P. Diaz dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.18
Employment Agreement by and between Sharps Compliance, Inc. and Berkley C. Nelson dated February 28, 2013 (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 19, 2013).

10.19
Restated Credit Agreement effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

10.20
Revolving Line of Credit effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

10.21
Security Agreement effective April 30, 2013, by and between Sharps Compliance, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 6, 2013).

10.22
Letter Agreement between Sharps Compliance, Inc. and Brandon Beaver dated October 21, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 23, 2013).*

10.23
Letter Loan Agreement dated January 28, 2014, by and between Sharps Compliance, Inc. and a commercial bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014).

10.24
Revolving Line of Credit Promissory Note dated January 28, 2014, by and between Sharps Compliance, Inc. and a commercial bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014).

10.25
Security Agreement dated January 28, 2014, by and between Sharps Compliance, Inc. and a commercial bank. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 30, 2014).

10.26
Fourth Amendment to Lease Agreement dated as June 24, 2014, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2014).

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

SHARPS COMPLIANCE CORP.

Dated: August 27, 2014	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 27, 2014	By:	/s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 27, 2014	By:	/s/ DIANA P. DIAZ
Diana P. Diaz Vice President Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 27, 2014	By:	/s/ F. GARDNER PARKER
F. Gardner Parker Chairman of the Board Of Directors

Dated: August 27, 2014	By:	/s/ JOHN W. DALTON
John W. Dalton Director

Dated: August 27, 2014	By:	/s/ PARRIS H. HOLMES, JR.
Parris H. Holmes, Jr. Director

Dated: August 27, 2014	By:	/s/ RENEE P. TANNENBAUM
Renee P. Tannenbaum Director

Dated: August 27, 2014	By:	/s/ PHILIP C. ZERRILLO
Philip C. Zerrillo Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sharps Compliance Corp.

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2014, and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Sates).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2014, and 2013, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Houston, Texas
August 27, 2014

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,717	$15,503
Restricted cash	111	111
Accounts receivable, net of allowance for doubtful accounts of $23 and $26, respectively	4,728	2,595
Legal settlement receivable	1,538	-
Inventory	1,320	1,632
Prepaids and other current assets	474	583
TOTAL CURRENT ASSETS	21,888	20,424

PROPERTY, PLANT AND EQUIPMENT, net	3,858	4,440

INTANGIBLE ASSETS, net of accumulated amortization of $330 and $275, respectively	715	668

TOTAL ASSETS	$26,461	$25,532

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,617	$1,085
Accrued liabilities	1,046	1,345
Deferred revenue	1,337	1,351
TOTAL CURRENT LIABILITIES	4,000	3,781

LONG-TERM DEFERRED REVENUE	524	579

OTHER LONG-TERM LIABILITIES	33	102

TOTAL LIABILITIES	4,557	4,462

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,460,940 and 15,370,320 shares issued and outstanding, respectively	155	154
Treasury stock, at cost, 161,801 and 25,360 shares repurchased, respectively	(681)	(74)
Additional paid-in capital	23,695	23,211
Accumulated deficit	(1,265)	(2,221)
TOTAL STOCKHOLDERS' EQUITY	21,904	21,070
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,461	$25,532

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2014	2013	2012

REVENUES	$26,570	$21,530	$21,787

Cost of revenues	17,581	15,183	15,246

GROSS PROFIT	8,989	6,347	6,541

Selling, general and administrative	9,100	8,619	8,609
Legal settlement	(1,538)	-	-
Depreciation and amortization	462	437	453

OPERATING INCOME (LOSS)	965	(2,709)	(2,521)

OTHER INCOME (EXPENSE)
Interest income	24	27	36
Other expense	-	(15)	(13)
TOTAL OTHER INCOME	24	12	23

INCOME (LOSS) BEFORE INCOME TAXES	989	(2,697)	(2,498)

INCOME TAX EXPENSE
Current	33	15	88
Deferred	-	-	1,035
TOTAL INCOME TAX EXPENSE	33	15	1,123

NET INCOME (LOSS)	$956	$(2,712)	$(3,621)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.06	$(0.18)	$(0.24)

Diluted	$0.06	$(0.18)	$(0.24)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,289	15,255	15,109
Diluted	15,401	15,255	15,109

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock			Retained Earnings
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders'Equity

Balances, June 30, 2011	15,053,316	$151	-	$-	$21,602	$4,112	$25,865
Exercise of stock options	89,443	-	-	-	65	-	65
Stock-based compensation	-	-	-	-	786	-	786
Issuance of restricted stock	63,368	1	-	-	(1)	-	-
Excess tax benefit from stock-based award activity	-	-	-	-	85	-	85
Net loss	-	-	-	-	-	(3,621)	(3,621)

Balances, June 30, 2012	15,206,127	152	-	-	22,537	491	23,180
Exercise of stock options	100,445	1	-	-	161	-	162
Stock-based compensation	-	-	-	-	514	-	514
Issuance of restricted stock	63,748	1	-	-	(1)	-	-
Shares repurchased	-	-	(25,360)	(74)	-	-	(74)
Net loss	-	-	-	-	-	(2,712)	(2,712)

Balances, June 30, 2013	15,370,320	154	(25,360)	(74)	23,211	(2,221)	21,070
Exercise of stock options	13,125	-	-	-	47	-	47
Stock-based compensation	-	-	-	-	438	-	438
Issuance of restricted stock	77,495	1	-	-	(1)	-	-
Shares repurchased	-	-	(136,441)	(607)	-	-	(607)
Net income	-	-	-	-	-	956	956

Balances, June 30, 2014	15,460,940	$155	(161,801)	$(681)	$23,695	$(1,265)	$21,904

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$956	$(2,712)	$(3,621)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,105	1,103	1,117
Loss on disposal of property, plant and equipment	-	16	83
Loss on inventory write-down	156	-	-
Stock-based compensation expense	438	514	786
Excess tax benefits from stock-based award activity	-	-	(85)
Deferred tax expense	-	-	1,035
Changes in operating assets and liabilities:
Restricted cash	-	(111)	-
Accounts receivable	(2,133)	(380)	850
Legal settlement receivable	(1,538)	-	-
Inventory	156	587	(449)
Prepaid and other current assets	109	27	247
Accounts payable and accrued liabilities	164	313	(388)
Deferred revenue	(69)	(309)	114
NET CASH USED IN OPERATING ACTIVITIES	(656)	(952)	(311)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(468)	(909)	(452)
Additions to intangible assets	(102)	(222)	(169)
NET CASH USED IN INVESTING ACTIVITIES	(570)	(1,131)	(621)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefits from stock-based award activity	-	-	85
Proceeds from exercise of stock options	47	162	65
Shares repurchased	(607)	(74)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(560)	88	150

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,786)	(1,995)	(782)

CASH AND CASH EQUIVALENTS, beginning of year	15,503	17,498	18,280

CASH AND CASH EQUIVALENTS, end of year	$13,717	$15,503	$17,498

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$22	$18	$(445)

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

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

Concentration of Customers and Service Providers:  There is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2014, one customer represented approximately 20% of revenues.  This customer represented approximately 13%, or $599 thousand, of the total accounts receivable balance as of June 30, 2014.  For the fiscal year ended June 30, 2013, one customer represented approximately 22% of revenues. This customer represented approximately 25%, or $638 thousand, of the total accounts receivable balance as of June 30, 2013. For the fiscal year ended June 30, 2012, two customers represented approximately 30% of revenues. One of the customers was a major U.S. government agency which terminated January 31, 2012.  The Company may be adversely affected by its dependence on a limited number of high volume customers.

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

The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions.  The Company has not experienced any losses in such accounts.  The Company also maintains funds in a savings account, which is 100% FDIC insured.

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
JUNE 30, 2014, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory:  Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method.  The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of physical deterioration, obsolescence, changes in price levels and other causes.  Total write-downs for the fiscal year ended June 30, 2014 were $156 thousand and were included in cost of goods sold. At June 30, 2014, total inventory was $1.3 million of which $0.6 million was finished goods and $0.7 million was raw materials.  At June 30, 2013, total inventory was $1.6 million of which $0.7 million was finished goods and $0.9 million was raw materials.

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

Intangible Assets:  Intangible assets consist of (i) permit costs related to the Company’s treatment facility in Carthage, Texas, (ii) eleven patents (two acquired in June 1998, one in November 2003, one in January 2012, two in April 2012, one in August 2012, one in September 2012, one in December 2012, one in November 2013 and one in January 2014), and (iii) defense costs related to certain existing patents.  Permit costs related to the facility are amortized over the expected life of the treatment facility. Patent costs are being amortized over seventeen years, the estimated useful life of the patents. During the fiscal years ended June 30, 2014, 2013 and 2012, the Company recorded amortization expense of $55 thousand, $18 thousand and $30 thousand, respectively.

As of June 30, 2014, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2015	$56
2016	56
2017	54
2018	52
2019	52
Thereafter	445
$715

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation: The Company accounts for stock-based compensation under guidance which establishes accounting for equity instruments exchanged for employee services.  Under this guidance, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2014, 2013 and 2012, was $438 thousand ($18 thousand included in cost of revenues and $420 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), $514 thousand ($21 thousand included in cost of revenues and $493 thousand included in general and administrative expenses in the Company’s consolidated statement of operations) and $786 thousand ($68 thousand included in cost of revenues and $718 thousand included in general and administrative expenses in the Company’s consolidated statement of operations), respectively. The guidance requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows and as an increase to additional paid in capital.  The Company did not include any excess tax benefits in its cash flows from financing activities for the fiscal years ended June 30, 2014 and 2013 and included approximately $0.1 million as of June 30, 2012, respectively. For the years ended June 30, 2014 and 2013, excess tax benefits were eliminated by the valuation allowance on deferred tax assets.

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

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:\

	Year Ended June 30,
	2014	2013	2012

Weighted average risk-free interest rate	0.6%	0.5%	0.3%
Weighted average expected volatility	52%	58%	66%
Weighted average expected life (in years)	4.04	4.61	3.89
Dividend yield	-	-	-

The Company considers an estimated forfeiture rate for stock options and restricted stock units based on historical experience and the anticipated forfeiture rates during the future contract life.

Revenue Recognition:   The Company recognizes revenue from product sales when goods are shipped or delivered, and title and risk of loss pass to the customer except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed and segregated in the Company’s warehouse.

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
JUNE 30, 2014, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs:  Advertising costs are charged to expenses when incurred and totaled $457 thousand, $495 thousand and $578 thousand for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. During the years ended June 30, 2013 and 2012, an impairment loss of $129 thousand and $70 thousand, respectively, was recognized related to the leasehold improvements at the Atlanta, Georgia facility.  No impairment loss was recognized during the year ended June 30, 2014.

Employee Benefit Plans:  In addition to group health related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees.  The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%).  Company contributions to the 401(k) plan were $31 thousand, $39 thousand and $38 thousand for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses. For purposes of the group health benefit plan and beginning February 1, 2013, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,000 for each individual and family member covered) up to the amount by which the third party insurance coverage begins (ranges from $2,000 for individual up to $14,999 for family coverage). The amount of liability at June 30, 2014 and 2013 was $31 thousand and $28 thousand respectively, and is included in accrued liabilities.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Uncertain Tax Positions: Under the accounting guidance for the uncertainty of income taxes, the income tax provision reflects the full benefit of all positions that will be taken in the Company’s income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements of the guidance.  In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result.  The Company periodically reassesses the tax positions reflected in tax returns for open years based on the latest information available and determines whether any portion of the tax benefits reflected therein should be treated as an unrecognized tax benefit.  The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns.  At June 30, 2014 and 2013, the Company did not have any uncertain tax positions.   The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. During the fiscal year ended June 30, 2013, the Company began doing business in a number of additional states throughout the United States and began to file state income tax returns in such jurisdictions.  Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

•    United States – fiscal years ended June 30, 2010, 2011, 2012, 2013, and 2014
•    State of Texas – fiscal years ended June 30, 2010, 2011, 2012, 2013, and 2014
•    State of Georgia – fiscal years ended June 30, 2011, 2012, 2013 and 2014
•    State of Pennsylvania – fiscal years ended June 30, 2011, 2012, 2013, and 2014
•    Other States – fiscal years ended June 30, 2013 and 2014

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
JUNE 30, 2014, 2013 and 2012

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

Recently Issued Accounting Standards:  In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company.  The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company), including interim periods within that reporting period. The Company is currently evaluating the impact of the new guidance on its financial statements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2014 and 2013, property, plant and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2014	2013
Furniture and fixtures	3 to 5 years	$192	$192
Plant and equipment	3 to 17 years	6,153	5,422
Manufacturing	15 years	252	220
Computers and software	3 to 5 years	1,657	1,583
Leasehold improvements	3 to 15 years	897	897
Land		19	19
Construction-in-progress		7	376
		9,177	8,709
Less: accumulated depreciation		5,319	4,269

Net property, plant and equipment		$3,858	$4,440

Total depreciation expense in the fiscal years ended June 30, 2014, 2013 and 2012 is $1.1 million in each of the respective periods. Depreciation expense included in cost of revenues in the fiscal years ended 2014, 2013 and 2012 was $643 thousand, $666 thousand and $664 thousand, respectively.

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT

On January 28, 2014, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces the prior credit agreement which was executed effective April 30, 2013 with another commercial bank (“Prior Credit Agreement”), provides for a two-year, $3.0 million line of credit facility, the proceeds of which may be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Borrowings bear interest at WSJ Prime, which we estimate to be approximately 3.25% as of June 30, 2014.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 4 - NOTES PAYABLE AND LONG-TERM DEBT (continued)

The Company will pay a fee of 0.25% per annum on the unused amount of the line of credit.   As of June 30, 2014, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which leaves $2.7 million of credit available.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is in compliance with all the financial covenants as of June 30, 2014.  The Credit Agreement, which expires on January 28, 2016, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Prior Credit Agreement, which was effective through January 28, 2014, provided for a cash-collateralized $200,000 line of credit facility with a maturity date of July 15, 2015.  No amounts related to the Prior Credit Agreement were outstanding as of June 30, 2014 other than letters of credit of approximately $110 thousand, which are in the process of being released.

NOTE 5 - INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2014	2013	2012

Current
Federal	$13	$-	$80
State	20	15	8
	33	15	88

Deferred
Federal	-	-	1,038
State	-	-	(3)
	-	-	1,035
	$33	$15	$1,123

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2014, 2013 and 2012 is as follows:

	Year Ended June 30,
	2014	2013	2012

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net	(6.9%)	(0.4%)	0.0%
Meals and entertainment	1.2%	(0.5%)	(0.5%)
Prior year adjustments and other	(4.0%)	0.5%	0.0%
Effective rate before valuation allowance	24.3%	33.6%	33.5%

Change in valuation allowance	(21.0%)	(34.2%)	(78.5%)
Effective tax rate	3.3%	(0.6%)	(45.0%)

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 5 - INCOME TAXES (continued)

For fiscal year ended June 30, 2014 and 2013, state income taxes relate to the Texas Franchise Tax and  state taxes in other multiple states.   For the fiscal year ended June 30, 2012, state income taxes relate to the Texas Franchise Tax and Georgia Income Tax.  During the years ended June 30, 2013 and 2012, the Company recorded $0.9 million and $2.0 million, respectively, to establish a deferred tax valuation allowance to fully reserve net deferred tax assets. During the year ended June 30, 2014, the Company recorded $0.2 million release of the deferred tax valuation allowance due to taxable income generated. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence including losses over eight of the past twelve quarters, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

At June 30, 2014 and 2013, the significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

	June 30,
	2014	2013
Deferred tax assets relating to:
Stock compensation	$834	$695
AMT and research and development credits	410	397
Deferred rent	23	106
Inventory	58	81
Professional fees	51	106
Accrued vacation	23	21
Accounts receivable allowance	8	9
Contribution carryovers	14	4
Net operating loss carryforwards	1,751	2,076
Total deferred tax assets	3,172	3,495

Deferred tax liablities related to depreciation differences	(487)	(611)

Net deferred tax assets before valuation allowance	2,685	2,884

Valuation allowance	(2,685)	(2,884)
Net deferred tax assets	$-	$-

During the year ended June 30, 2014, net deferred tax assets decreased $0.2 million which was fully offset by release of a portion of the valuation allowance. The decrease was primarily due to the use of tax loss carryforwards for the year ended June 30, 2014.

During the year ended June 30, 2014, the Company utilized net operating loss carryforwards for income tax purposes of approximately $1.0 million which had previously been fully offset by a deferred tax valuation allowance in the prior year.  During the year ended June 30, 2013, the Company did not utilize any net operating loss carryforwards for income tax purposes.

At June 30, 2014, the Company had net operating loss carryforwards of $5.0 million which will expire, if unused, between June 30, 2031 and June 30, 2033. At June 30, 2014, the Company had various tax credit carryforwards of $0.4 million, of which $0.2 million will expire by June 30, 2031 and $0.2 million which may be carried forward indefinitely.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 6 - EQUITY TRANSACTIONS

During the years ended June 30, 2014, 2013 and 2012, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Year Ended June 30,
	2014	2013	2012

Options Exercised	13,125	100,445	89,443

Proceeds (in thousands)	$47	$162	$65

Average exercise price per share	$3.53	$1.62	$0.73

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period.During the years ended June 30, 2014, 2013 and 2012, shares were repurchased as follows:

	Year Ended June 30,
	2014	2013	2012

Shares repurchased	136,441	25,360	-

Cash paid for shares repurchased (in thousands)	$607	$74	$-

Average price paid per share	$4.45	$2.93	$-

Total shares repurchased under the program are 161,801 shares at a cost of $0.7 million.  As of June 30, 2014, approximately $2.3 million remained of the Company’s $3.0 million repurchase program.  The Company purchased all shares with cash resources.

NOTE 7 - STOCK BASED COMPENSATION

The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Stock Plan is intended to replace the Sharps Compliance Corp. 1993 Stock Plan (the “1993 Plan”). The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 1,000,000 shares of the Company’s common stock of which 598,999 shares are outstanding as of June 30, 2014. Options granted generally vest over a period of three to four years and expire seven years after the date of grant.  Restricted stock generally vests over one year.

The 1993 Plan, as amended, provides for the granting of stock-based compensation (stock options or restricted stock) of up to 4,000,000 shares of the Company’s common stock of which 364,917 shares are outstanding as of June 30, 2014. Options granted generally vest over a period of three years and expire seven years after the date of grant.  Restricted stock generally vested between one to three years.

As of June 30, 2014, 2013 and 2012, options available for grant under the Plans are as follows:

June 30,	2010 Stock Plan	1993 Stock Plan	Total

2014	139,267	269,494	408,761
2013	296,308	259,744	556,052
2012	372,384	144,173	516,557

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 7 - STOCK BASED COMPENSATION (continued)

The summary of activity for all stock options during the fiscal years ended June 30, 2014, 2013 and 2012 is presented in the table below (in thousands except per share amount):

	Options Outstanding	Weighted Average Exercise Price
Balance, June 30, 2011	888	$4.43
Granted	320	$3.97
Exercised	(89)	$0.73
Forfeited or canceled	(41)	$4.23

Balance at June 30, 2012	1,078	$4.60
Granted	178	$2.90
Exercised	(100)	$1.62
Forfeited or canceled	(280)	$5.82

Balance at June 30, 2013	876	$4.21
Granted	244	$3.95
Exercised	(13)	$3.53
Forfeited or canceled	(157)	$3.50

Balance at June 30, 2014	950	$4.27

Exercisable at June 30, 2014	578	$4.56

The summary of activity for all restricted stock during the fiscal years ended June 30, 2014, 2013 and 2012 is presented in the table below (in thousands):

	Year Ended June 30,
	2014	2013	2012

Unvested at beginning of the year	15	17	-
Granted	62	62	81
Vested	(62)	(64)	(64)
Forfeited	-	-	-

Unvested at end of the year	15	15	17

The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2014, 2013, and 2012 was $4.84, $2.48 and $4.46, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2014, 2013 and 2012 was $4.25, $3.01 and $4.47, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 7 - STOCK BASED COMPENSATION (continued)

The following table summarizes information about stock options outstanding as of June 30, 2014 (in thousands except per share amount):

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2014	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $2.50	99	1.35	$2.10
$2.51 - $3.50	192	5.55	$2.95
$3.51 - $5.50	560	4.34	$4.36
$5.51 - $7.50	-	-	$-
$7.51- $9.50	99	2.12	$8.50
	950		$4.27

The following table summarizes information about stock options exercisable as of June 30, 2014 (in thousands except per share amount):

	Options Exercisable
Range of Exercise Price	Exercisable as of June 30, 2014	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $2.50	99	1.35	$2.10
$2.51 - $3.50	34	3.26	$2.87
$3.51 - $5.50	347	3.57	$4.32
$5.51 - $7.50	-	-	$-
$7.51- $9.50	98	2.12	$8.50
	578		$4.56

As of June 30, 2014, there was $298 thousand of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.8 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases:  The Company leases 170,489 square feet of space in Houston, Texas and Atlanta, Georgia.  The lease for warehouse space in Houston, Texas was extended in June 2014. The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. The leases expire from January 2015 to August 2020 with options to renew the Company’s leases for warehouses for 5 years and for office space for 10 years.

Rent expense for the fiscal years ended June 30, 2014, 2013 and 2012 was $1.3 million, $1.2 million and $1.4 million, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2014 are as follows (in thousands):

	Twelve Months Ending June 30,
	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$735	$526	$631	$644	$659	$788

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Legal Settlement:  On June 30, 2014, the Company entered an agreement to settle its claims against the United States government and various agencies related to the January 2012 termination of the Company’s February 2009 contract with the Centers for Disease Control and Prevention (“CDC”).  The settlement agreement resulted in a cash payment of $1.5 million which was received by the Company in July 2014.

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

In accordance with guidance related to share-based payment arrangements, the Company’s restricted stock awards are treated as outstanding for earning per share calculations since these shares have full voting rights and are entitled to participate in dividends declared on common shares, if any, and undistributed earnings.  As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method.  For the periods presented, the amount of earnings allocated to the participating securities was not material.

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amount):

	Year Ended June 30,
	2014	2013	2012

Net income (loss), as reported	$956	$(2,712)	$(3,621)

Weighted average common shares outstanding	15,289	15,255	15,109
Effect of dilutive stock options	112	-	-
Weighted average diluted common shares outstanding	15,401	15,255	15,109

Net income (loss) per common share
Basic	$0.06	$(0.18)	$(0.24)
Diluted	$0.06	$(0.18)	$(0.24)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	655	728	831

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014, 2013 and 2012

NOTE 10 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables show quarterly financial information for the years ended June 30, 2014 and 2013. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands expect per share amounts).

	Quarter Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Total revenues	$6,272	$7,649	$5,553	$7,096
Cost of revenues	$3,948	$4,960	$4,144	$4,529
Operating income (loss)	$130	$120	$(935)	$1,650
Net income (loss)	$122	$120	$(935)	$1,649
Net income (loss) per share - diluted	$0.01	$0.01	$(0.06)	$0.11
Weighted average shares-diluted	15,366	15,438	15,248	15,381

	Quarter Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Total revenues	$5,153	$5,717	$5,410	$5,250
Cost of revenues	$3,601	$4,017	$3,894	$3,671
Operating income (loss)	$(641)	$(431)	$(942)	$(695)
Net income (loss)	$(639)	$(428)	$(955)	$(690)
Net income (loss) per share - diluted	$(0.04)	$(0.03)	$(0.06)	$(0.05)
Weighted average shares-diluted	15,209	15,232	15,246	15,333