Form 10-Q
period 2014-09-30
SHARPS COMPLIANCE CORP
filed 2014-11-06
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of November 3, 2014, there were 15,269,690 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I  FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value)

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,139	$13,717
Restricted cash	-	111
Accounts receivable, net of allowance for doubtful accounts of $34 and $23, respectively	4,473	4,728
Legal settlement receivable	-	1,538
Inventory	1,433	1,320
Prepaid and other current assets	618	474
TOTAL CURRENT ASSETS	22,663	21,888

PROPERTY, PLANT AND EQUIPMENT, net	3,675	3,858

INTANGIBLE ASSETS, net of accumulated amortization of $343 and $330, respectively	702	715
TOTAL ASSETS	$27,040	$26,461

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,632	$1,617
Accrued liabilities	1,379	1,046
Deferred revenue	1,616	1,337
TOTAL CURRENT LIABILITIES	4,627	4,000

LONG-TERM DEFERRED REVENUE	579	524

OTHER LONG-TERM LIABILITIES	16	33

TOTAL LIABILITIES	5,222	4,557

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,460,940 shares issued and outstanding	155	155
Treasury stock, at cost, 191,250 and 161,801 shares repurchased, respectively	(809)	(681)
Additional paid-in capital	23,811	23,695
Accumulated deficit	(1,339)	(1,265)
TOTAL STOCKHOLDERS' EQUITY	21,818	21,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,040	$26,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2014	2013
	(Unaudited)

REVENUES	$7,047	$6,273
Cost of revenues	4,713	3,948
GROSS PROFIT	2,334	2,325

Selling, general and administrative	2,323	2,079
Depreciation and amortization	85	116

OPERATING INCOME (LOSS)	(74)	130

OTHER INCOME
Interest income	8	5
TOTAL OTHER INCOME	8	5

INCOME (LOSS) BEFORE INCOME TAXES	(66)	135

INCOME TAX EXPENSE - Current	8	13
TOTAL INCOME TAX EXPENSE	8	13

NET INCOME (LOSS)	$(74)	$122

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$0.01

Diluted	$(0.00)	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING
NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,288	15,343
Diluted	15,288	15,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2013	15,370,320	$154	(25,360)	$(74)	$23,211	$(2,221)	$21,070

Exercise of stock options	13,125	-	-	-	47	-	47
Stock-based compensation	-	-	-	-	438	-	438
Issuance of restricted stock	77,495	1	-	-	(1)	-	-
Shares repurchased	-	-	(136,441)	(607)	-	-	(607)
Net income	-	-	-	-	-	956	956

Balances, June 30, 2014	15,460,940	155	(161,801)	(681)	23,695	(1,265)	21,904
			-	-
Stock-based compensation*	-	-	-	-	116	-	116
Shares repurchased*	-	-	(29,449)	(128)	-	-	(128)
Net loss*	-	-	-	-	-	(74)	(74)

Balances, September 30, 2014*	15,460,940	$155	(191,250)	$(809)	$23,811	$(1,339)	$21,818
* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three-Months Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(74)	$122
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	242	272
Stock-based compensation expense	116	81
Changes in operating assets and liabilities:
Restricted cash	111	-
Accounts receivable	255	(1,100)
Legal settlement receivable	1,538	-
Inventory	(113)	109
Prepaid and other current assets	(144)	(57)
Accounts payable and accrued liabilities	331	439
Deferred revenue	334	289
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,596	155

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(46)	(201)
Additions to intangible assets	-	(68)
NET CASH USED IN INVESTING ACTIVITIES	(46)	(269)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares repurchased	(128)	(52)
NET CASH USED IN FINANCING ACTIVITIES	(128)	(52)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,422	(166)

CASH AND CASH EQUIVALENTS, beginning of period	13,717	15,503

CASH AND CASH EQUIVALENTS, end of period	$16,139	$15,337

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$10	$8

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2014, the results of its operations and cash flows for the three months ended September 30, 2014 and 2013 and stockholders’ equity for the year ended June 30, 2014 and three months ended September 30, 2014. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2015.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

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

The Company’s effective tax rate for the three months ended September 30, 2014 and 2013 was (12.1%) and 9.6%, respectively, reflecting estimated state income taxes. The Company’s tax benefit associated with taxable losses during the three months ended September 30, 2014 was offset by a deferred tax valuation allowance. The Company’s tax expense associated with taxable income during the three months ended September 30, 2013 was offset by the utilization of net operating loss carryforwards.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On January 28, 2014, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces the prior credit agreement which was executed effective April 30, 2013 with another commercial bank (“Prior Credit Agreement”), provides for a two-year, $3.0 million line of credit facility, the proceeds of which may be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Borrowings bear interest at WSJ Prime, which we estimate to be approximately 3.25% as of September 30, 2014.  The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.   As of September 30, 2014, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which leaves $2.7 million of credit available.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is in compliance with all the financial covenants as of September 30, 2014.  The Credit Agreement, which expires on January 28, 2016, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Prior Credit Agreement, which was effective through January 28, 2014, provided for a cash-collateralized $200,000 line of credit facility with a maturity date of July 15, 2015.  The letters of credit of approximately $110 thousand associated with this Prior Credit Agreement which were outstanding as of June 30, 2014 have been released.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital.   During the three months ended September 30, 2014 and 2013, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended
	September 30,
	2014	2013
	(Unaudited)

Stock-based compensation expense included in:

Cost of revenues	$4	$6
Selling, general and administrative	112	75
Total	$116	$81

For the three months ended September 30, 2014 and 2013, excess tax benefits have been eliminated by the valuation allowance on the deferred tax assets.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended
	September 30,
	2014	2013
	(Unaudited)

Net income (loss), as reported	$(74)	$122

Weighted average common shares outstanding	15,288	15,343
Effect of dilutive stock options	-	23
Weighted average diluted common shares outstanding	15,288	15,366

Net income (loss) per common share
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

Employee stock options excluded from computation of dilutive income (loss) per share amounts because their effect would be anti-dilutive	237	769

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2014 and 2013, there were no exercises of stock options to purchase shares of the Company’s common stock.

As of September 30, 2014, there was $0.4 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.93 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.During the three months ended September 30, 2014 and 2013, shares were repurchased as follows:

	Three-Months Ended
	September 30,
	2014	2013
	(Unaudited)

Shares repurchased	29,449	19,000
Cash paid for shares repurchased (in thousands)	$128	$52
Average price paid per share	$4.35	$2.71

Total shares repurchased under the program are 191,250 shares at a cost of $0.8 million.  As of September 30, 2014, approximately $2.2 million remained of the Company’s $3.0 million repurchase program.  Sharps purchased all shares with cash resources.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2014	June 30, 2014
	(Unaudited)
Raw materials	$804	$694
Finished goods	629	626
Total	$1,433	$1,320

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at September 30, 2014 due to their short-term nature.

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

GENERAL

Sharps Compliance Corp. is a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous. Our solutions facilitate the proper collection, containment, transportation and treatment of numerous types of healthcare-related materials, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, and unused consumer dispensed medications and over-the-counter drugs.  We serve customers in multiple markets such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), assisted living and long-term care facilities (assisted living, continuing care, long-term acute care, memory care and skilled nursing), government (federal, state and local), consumers, commercial and agriculture, as well as distributors to many of the aforementioned markets.  We assist our customers in determining which of our solution offerings best fit their needs for the collection, containment, return transportation and treatment of medical waste, used healthcare materials and unused dispensed medications.  Our differentiated approach provides our customers the flexibility to return and properly treat medical waste, used healthcare materials or unused dispensed medications through a variety of solutions and products transported primarily through the United States Postal Service (“USPS”). For customers with facilities or locations that may generate larger quantities of medical waste, we integrate the route-based pick-up service into our complete offering.  The benefits of this comprehensive offering include single point of contact, consolidated billing, integrated manifest and proof of destruction repository in addition to our cost savings.  Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical, pharmaceutical and hazardous waste disposal and compliance requirements.  We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth.  We continue to take advantage of the many opportunities in all markets served as we educate the market place and as prospective customers become more aware of alternatives to traditional methods of disposal (i.e., route-based pick-up services).

As a leading full-service provider of comprehensive medical waste management services including medical, pharmaceutical and hazardous, our key markets include pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps Recovery System™ is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials.  In September 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances.  MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”) which became effective October 9, 2014.  Our other solutions include TakeAway Environmental Return System™, ComplianceTRACSM, Route-Based Pick-Up Service, Universal Waste Shipback Systems, Sharps TracerSM, Complete Needle™ Collection and Disposal System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System,  Sharps Secure® Needle Collection and Containment System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Spill Kit TakeAway Recovery System™.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2014 and 2013. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended September 30,
	2014	%	2013	%
	(Unaudited)

Revenues	$7,047	100.0%	$6,273	100.0%

Cost of revenues	4,713	66.9%	3,948	62.9%
Gross profit	2,334	33.1%	2,325	37.1%

SG&A expense	2,323	33.0%	2,079	33.1%
Depreciation and amortization	85	1.2%	116	1.8%

Operating income (loss)	$(74)	(1.1%)	$130	2.1%

Other income	8	0.1%	5	0.1%

Income (loss) before income taxes	(66)	(0.9%)	135	2.2%
Income tax expense	8	0.1%	13	0.2%
Net income (loss)	$(74)	(1.1%)	$122	1.9%

THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Total revenues for the three months ended September 30, 2014 of $7.0 million increased by $0.7 million, or 12%, over the total revenues for the three months ended September 30, 2013 of $6.3 million. Billings by market are as follows (in thousands):

	Three-Months Ended September 30,
	(Unaudited)
	2014	2013	Variance

BILLINGS BY MARKET:
Retail	$1,995	$1,848	$147
Home Health Care	1,753	1,953	(200)
Professional	1,451	1,470	(19)
Pharmaceutical Manufacturer	1,385	605	780
Assisted Living	450	432	18
Environmental	94	44	50
Core Government	134	153	(19)
Other	233	207	26
Subtotal	7,495	6,712	783
GAAP Adjustment *	(448)	(439)	(9)
Revenue Reported	$7,047	$6,273	$774

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

The increase in billings was primarily attributable to increased billings in the Pharmaceutical Manufacturer ($0.8) and the Retail ($0.1 million) markets. The increase in billings was partially offset by decreased billings in the Home Health Care ($0.2 million) market. The increase in Pharmaceutical Manufacturer billings is primarily due to a large order for new inventory builds for an existing customer plus an initial supply order for a new patient support program. The increase in Retail market billings is primarily due to increases in flu shot related business.  The decrease in Home Health Care market billings is due to the timing of distributor purchases.

Cost of revenues for the three months ended September 30, 2014 of $4.7 million was 66.9% of revenues.  Cost of revenues for the three months ended September 30, 2013 of $3.9 million was 62.9% of revenues.  The lower gross margin for the three months ended September 30, 2014 of 33.1% (versus 37.1% for the three months ended September 30, 2013) was due to a mix of business including a legacy Pharmaceutical Manufacturer patient support program with a lower up front margin.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2014 and 2013 was $2.3 million and $2.1 million, respectively.  The increase was due to increased sales, marketing and compensation related spending.

The Company generated an operating loss of ($0.1) million for the three months ended September 30, 2014 compared to operating income of $0.1 million for the three months ended September 30, 2013.   The operating loss compared to operating income in the prior year is a result of mix of business and an increase in selling, general and administrative expenses. The operating margin was (1.1%) for the three months ended September 30, 2014 compared to 2.1% for the three months ended September 30, 2013.  The decrease in operating margin is a result of lower gross margin as a result of mix of business (discussed above).

The Company generated a loss before income taxes of ($0.1) million for the three months ended September 30, 2014 versus income before income taxes of $0.1 million for the three months ended September 30, 2013. The decrease in the loss before income tax is a result of an operating loss compared to operating income in the prior year (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2014 and 2013 was (12.1%) and 9.6%, respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance. The Company’s tax benefit associated with taxable losses during the three months ended September 30, 2014 was offset by a deferred tax valuation allowance. The Company’s tax expense associated with taxable income during the three months ended September 30, 2013 was offset by the utilization of net operating loss carryforwards.

The Company generated a net loss of ($0.1) million for the three months ended September 30, 2014 compared to net income of $0.1 million for the three months ended September 30, 2013.  The net loss is a result of a loss before income taxes compared to income before income taxes in the prior year (discussed above).

The Company reported diluted loss per share of ($0.00) for the three months ended September 30, 2014 versus diluted income per share of $0.01 for the three months ended September 30, 2013.  The decrease in diluted earnings per share is a result of net loss in the three months ended September 30, 2014 versus net income in the prior year (discussed above).

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

•
The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of September 30, 2014, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications.  State regulatory agencies are also addressing this issue within the regulated industry.  Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities.  States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years.  However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal.  In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such;

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

•
New solution offerings including Medsafe®™ (designed for safe collection, transportation, and proper disposal of unwanted and expired prescription medications including controlled substances), the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers;

•	The Company’s strong financial position with a cash balance of $16.1 million and no debt as of September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $2.4 million to $16.1 million at September 30, 2014 from $13.7 million at June 30, 2014. The increase in cash and cash equivalents is primarily due to the receipt of the legal settlement of $1.5 million, a decrease in accounts receivable of $0.2 million, the release of restricted cash of $0.1 million, an increase in accrued liabilities of $0.3 million, and an increase in deferred revenue of $0.3 million.  The increase was offset in part by an increase in inventory of $0.1 million, an increase in prepaid expenses of $0.1 million and share repurchases of $0.1 million in the three months ended September 30, 2014.

Accounts receivable decreased by $0.2 million to $4.5 million at September 30, 2014 from $4.7 million at June 30, 2014. The decrease is due to timing of billings and collections.

Inventory increased by $0.1 million to $1.4 million at September 30, 2014 from $1.3 million at June 30, 2014. The decrease in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

Accrued liabilities increased by $0.3 million to $1.4 million at September 30, 2014 from $1.1 million at June 30, 2014.  The increase is the result of the timing of payments.

Deferred revenue increased by $0.3 million to $2.2 million at September 30, 2014 from $1.9 million at June 30, 2014.  The increase is due to strong sales for the quarter.  The increase is consistent with the prior year due to seasonal impacts of sales in advance of heavy flu shot business returns which typically occur in the December quarter.

Working capital increased $0.1 million to $18.0 million at September from $17.9 million at June 30, 2014. The increase is primarily due to an increase in cash and cash equivalents, a decrease to accounts receivable, an increase in accrued liabilities and an increase in deferred revenue offset by a collection of the legal settlement and a reduction in inventory (discussed above).

Property, plant and equipment, net decreased $0.2 million to $3.7 million at September 30, 2014 from $3.9 million at June 30, 2014.  The decrease is mainly attributable to depreciation expense of $0.2 million.

Stockholders’ equity decreased by $0.1 million to $21.8 million at September 30, 2014 from $21.9 million at June 30, 2014.  This decrease is primarily attributable to the net loss for the three months ended September 30, 2014 of $0.1 million.   Stock repurchases of $0.1 million were offset by stock-based compensation of $0.1 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three months ended September 30, 2014 and the year-ended June 30, 2014.

Credit Facility

On January 28, 2014, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces the prior credit agreement which was executed effective April 30, 2013 with another commercial bank (“Prior Credit Agreement”), provides for a two-year, $3.0 million line of credit facility, the proceeds of which may be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Borrowings bear interest at WSJ Prime, which we estimate to be approximately 3.25% as of September 30, 2014.  The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.   As of September 30, 2014, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which leaves $2.7 million of credit available.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is in compliance with all the financial covenants as of September 30, 2014.  The Credit Agreement, which expires on January 28, 2016, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Prior Credit Agreement, which was effective through January 28, 2014, provided for a cash-collateralized $200,000 line of credit facility with a maturity date of July 15, 2015.  The letters of credit of approximately $110 thousand associated with this Prior Credit Agreement which were outstanding as of June 30, 2014 have been released.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending September 30, 2015.

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

As of September 30, 2014, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2014 for the Company’s risk factors.  During the three months ended September 30, 2014, there have been no changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period. The shares would be purchased from time to time on the open market or in privately negotiated transactions, at the Company's discretion, in each case, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements, explicit black-out dates and other factors. The purchases will be funded using the Company's available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the Company's discretion in accordance with Rule 10b-18. During the three months ended September 30, 2014, shares were repurchased as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1- July 31, 2014	-	$-	-	$2,319,063
August 1 - August 31, 2014	18,705	4.37	18,705	2,237,369
September 1 - September 30, 2014	10,744	4.33	10,744	2,190,824
	29,449	$4.35	29,449	$2,190,824

During the three months ended September 30, 2014, Sharps repurchased 29,449 shares for approximately $128,000 using cash resources.  As of September 30, 2014, approximately $2.2 million remained of our $3.0 million repurchase program.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 6, 2014	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 6, 2014	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)