Form 10-Q
period 2014-12-31
SHARPS COMPLIANCE CORP
filed 2015-02-05
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of February 2, 2015, there were 15,534,374 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value)

	December 31,	June 30,
	2014	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,359	$13,717
Restricted cash	-	111
Accounts receivable, net of allowance for doubtful accounts of $34 and $23, respectively	4,361	4,728
Legal settlement receivable	-	1,538
Inventory	2,208	1,320
Prepaid and other current assets	919	474
TOTAL CURRENT ASSETS	23,847	21,888

PROPERTY, PLANT AND EQUIPMENT, net	3,662	3,858

INTANGIBLE ASSETS, net of accumulated amortization of $357 and $330, respectively	688	715

TOTAL ASSETS	$28,197	$26,461

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,029	$1,617
Accrued liabilities	1,459	1,046
Deferred revenue	1,449	1,337
TOTAL CURRENT LIABILITIES	4,937	4,000

LONG-TERM DEFERRED REVENUE	519	524

OTHER LONG-TERM LIABILITIES	12	33

TOTAL LIABILITIES	5,468	4,557

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,524,182 and 15,460,940 shares issued and outstanding, respectively	156	155
Treasury stock, at cost, 191,250 and 161,801 shares repurchased, respectively	(809)	(681)
Additional paid-in capital	23,972	23,695
Accumulated deficit	(590)	(1,265)
TOTAL STOCKHOLDERS' EQUITY	22,729	21,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,197	$26,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2014	2013
	(Unaudited)

REVENUES	$8,693	$7,649
Cost of revenues	5,465	4,960
GROSS PROFIT	3,228	2,689

Selling, general and administrative	2,415	2,452
Depreciation and amortization	69	117

OPERATING INCOME	744	120

OTHER INCOME
Interest income	10	5
TOTAL OTHER INCOME	10	5

INCOME BEFORE INCOME TAXES	754	125

INCOME TAX EXPENSE - Current	5	5
TOTAL INCOME TAX EXPENSE	5	5

NET INCOME	$749	$120

NET INCOME PER COMMON SHARE
Basic	$0.05	$0.01

Diluted	$0.05	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

Basic	15,281	15,295
Diluted	15,423	15,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2014	2013
	(Unaudited)

REVENUES	$15,740	$13,922
Cost of revenues	10,178	8,908
GROSS PROFIT	5,562	5,014

Selling, general and administrative	4,738	4,531
Depreciation and amortization	154	233

OPERATING INCOME	670	250

OTHER INCOME
Interest income	18	10
TOTAL OTHER INCOME	18	10

INCOME BEFORE INCOME TAXES	688	260

INCOME TAX EXPENSE - Current	13	18
TOTAL INCOME TAX EXPENSE	13	18

NET INCOME	$675	$242

NET INCOME PER COMMON SHARE
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

Basic	15,285	15,319
Diluted	15,428	15,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2013	15,370,320	$154	(25,360)	$(74)	$23,211	$(2,221)	$21,070
Exercise of stock options	13,125	-	-	-	47	-	47
Stock-based compensation	-	-	-	-	438	-	438
Issuance of restricted stock	77,495	1	-	-	(1)	-	-
Shares repurchased	-	-	(136,441)	(607)	-	-	(607)
Net income	-	-	-	-	-	956	956

Balances, June 30, 2014	15,460,940	155	(161,801)	(681)	23,695	(1,265)	21,904
Exercise of stock options*	10,250	-	-	-	21	-	21
Stock-based compensation*	-	-	-	-	257	-	257
Issuance of restricted stock*	52,992	1	-	-	(1)	-	-
Shares repurchased*	-	-	(29,449)	(128)	-	-	(128)
Net income*	-	-	-	-	-	675	675
Balances, December 31, 2014*	15,524,182	$156	(191,250)	$(809)	$23,972	$(590)	$22,729

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six-Months Ended December 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$675	$242
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	460	556
Stock-based compensation expense	257	200
Changes in operating assets and liabilities:
Restricted cash	111	-
Accounts receivable	367	(480)
Legal settlement receivable	1,538	-
Inventory	(888)	265
Prepaid and other current assets	(445)	(121)
Accounts payable and accrued liabilities	804	108
Deferred revenue	107	(48)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,986	722

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(237)	(230)
Additions to intangible assets	-	(108)
NET CASH USED IN INVESTING ACTIVITIES	(237)	(338)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	21	-
Shares repurchased	(128)	(607)
NET CASH USED IN FINANCING ACTIVITIES	(107)	(607)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,642	(223)

CASH AND CASH EQUIVALENTS, beginning of period	13,717	15,503

CASH AND CASH EQUIVALENTS, end of period	$16,359	$15,280

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$10	$8

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2014, the results of its operations for the three and six months ended December 31, 2014 and 2013, cash flows for the six months ended December 31, 2014 and 2013, and stockholders’ equity for the six months ended December 31, 2014. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2015.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

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

The Company’s effective tax rate for the six months ended December 31, 2014 and 2013 was 1.9% and 6.9%, respectively, reflecting estimated state income taxes. The Company’s tax expense associated with taxable income during the six months ended December 31, 2014 and 2013 was offset by the utilization of net operating loss carryforwards.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On January 28, 2014, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces the prior credit agreement, which was executed effective April 30, 2013 with another commercial bank (“Prior Credit Agreement”), provides for a two-year, $3.0 million line of credit facility, the proceeds of which may be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Borrowings bear interest at WSJ Prime, which we estimate to be approximately 3.25% as of December 31, 2014.  The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.   As of December 31, 2014, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which leaves $2.7 million of credit available.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is in compliance with all the financial covenants as of December 31, 2014.  The Credit Agreement, which expires on January 28, 2016, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Prior Credit Agreement, which was effective through January 28, 2014, provided for a cash-collateralized $200,000 line of credit facility with a maturity date of July 15, 2015.  The letters of credit of approximately $110 thousand associated with this Prior Credit Agreement which were outstanding as of June 30, 2014 have been released.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital.   During the three and six months ended December 31, 2014 and 2013, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Stock-based compensation expense included in:

Cost of revenue	$6	$4	$10	$10
Selling, general and administrative expense	135	115	247	190
Total	$141	$119	$257	$200

For the three and six months ended December 31, 2014 and 2013, excess tax benefits have been eliminated by the valuation allowance on the deferred tax assets.

NOTE 8 - EARNINGS PER SHARE

Earnings per share (“EPS”) are measured at two levels: basic per share and diluted per share. Basic per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options and restricted stock. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the treasury stock method.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net income, as reported	$749	$120	$675	$242

Weighted average common shares outstanding	15,281	15,295	15,285	15,319
Effect of dilutive stock options	142	143	143	83
Weighted average diluted common shares outstanding	15,423	15,438	15,428	15,402

Net income per common share
Basic	$0.05	$0.01	$0.04	$0.02
Diluted	$0.05	$0.01	$0.04	$0.02

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	392	445	237	653

NOTE 9 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2014 and 2013, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Options exercised	10,250	-	10,250	-
Proceeds (in thousands)	$21	$-	$21	$-
Average exercise price per share	$2.12	$-	$2.12	$-

As of December 31, 2014, there was $0.8 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.19 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period. During the three and six months ended December 31, 2014 and 2013, shares were repurchased as follows:

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Shares repurchased	-	117,441	29,449	136,441
Cash paid for shares repurchased (in thousands)	$-	$555	$128	$607
Average price paid per share	$-	$4.73	$4.35	$4.45

Total shares repurchased under the program are 191,250 shares at a cost of $0.8 million.  As of December 31, 2014, approximately $2.2 million remained of the Company’s $3.0 million repurchase program.  Sharps purchased all shares with cash resources.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31, 2014	June 30, 2014
	(Unaudited)
Raw materials	$1,241	$694
Finished goods	967	626
Total	$2,208	$1,320

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at December 31, 2014 due to their short-term nature.

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

As a leading full-service provider of comprehensive medical waste management services including medical, pharmaceutical and hazardous, our key markets include pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps Recovery System™ is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials.  In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances.  MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”) which became effective October 9, 2014.  Our other solutions include TakeAway Environmental Return System™, ComplianceTRACSM, Route-Based Pick-Up Service, Universal Waste Shipback Systems, Sharps TracerSM, Complete Needle™ Collection and Disposal System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System,  Sharps Secure® Needle Collection and Containment System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Spill Kit TakeAway Recovery System™.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2014 and 2013. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2014	%	2013	%	2014	%	2013	%
	(Unaudited)				(Unaudited)

Revenues	$8,693	100.0%	$7,649	100.0%	$15,740	100.0%	$13,922	100.0%

Cost of revenues	5,465	62.9%	4,960	64.8%	10,178	64.7%	8,908	64.0%
Gross profit	3,228	37.1%	2,689	35.2%	5,562	35.3%	5,014	36.0%

SG&A expense	2,415	27.8%	2,452	32.1%	4,738	30.1%	4,531	32.5%
Depreciation and amortization	69	0.8%	117	1.5%	154	1.0%	233	1.7%

Operating income	744	8.6%	120	1.6%	670	4.3%	250	1.8%

Other income	10	0.1%	5	0.1%	18	0.1%	10	0.1%

Income before income taxes	754	8.7%	125	1.6%	688	4.4%	260	1.9%
Income tax expense	5	0.1%	5	0.1%	13	0.1%	18	0.1%
Net income	$749	8.6%	$120	1.6%	$675	4.3%	$242	1.7%

THREE MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2013

Total revenues for the three months ended December 31, 2014 of $8.7 million increased by $1.1 million, or 14%, over the total revenues for the three months ended December 31, 2013 of $7.6 million. Billings by market are as follows (in thousands):

	Three-Months Ended December 31,
	(Unaudited)
	2014	2013	Variance

BILLINGS BY MARKET:
Retail	$3,065	$1,836	$1,229
Home Health Care	1,752	1,787	(35)
Professional	1,707	1,309	398
Pharmaceutical Manufacturer	1,303	1,453	(150)
Assisted Living	455	414	41
Environmental	46	109	(63)
Core Government	150	97	53
Other	195	226	(31)
Subtotal	8,673	7,231	1,442
GAAP Adjustment *	20	418	(398)
Revenue Reported	$8,693	$7,649	$1,044

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

The increase in billings was primarily attributable to increased billings in the Retail ($1.2 million) and Professional ($0.4 million) markets. The increase in billings was partially offset by decreased billings in the Pharmaceutical Manufacturer ($0.2 million) market. The increase in Retail market billings is primarily due to a strong flu season driving increased demand for flu shots administered in a retail setting.  The increase in Professional market billings is primarily due to the Company’s continued focus on inside sales initiatives and promotional activities around educating doctors, dentists, veterinarians, and other healthcare professionals on the favorable economics and convenience of the Sharps Recovery System™ as compared to the traditional pick-up service for the small quantity generator sector. The decrease in Pharmaceutical market billings is due to the timing of orders for vendor managed inventory programs.  During the three months ended December 31, 2014, the Company filled a large order for new inventory builds for an existing customer and launched one new patient support program for a new drug.

Cost of revenues for the three months ended December 31, 2014 of $5.5 million was 62.9% of revenues.  Cost of revenues for the three months ended December 31, 2013 of $5.0 million was 64.8% of revenues.  The higher gross margin for the three months ended December 31, 2014 of 37.1% (versus 35.2% for the three months ended December 31, 2013) was due to leverage gained from higher revenues.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2014 and 2013 was $2.4 million and $2.5 million, respectively.  SG&A for the three months ended December 31, 2013 was negatively impacted by legal expenses of $0.2 million associated with the claim to the CDC related to the termination of a government contract and severance costs of $0.1 million for a former officer of the Company.  SG&A for the three months ended December 31, 2014 includes increased sales and marketing related spending compared to the prior period.  SG&A as a percentage of sales decreased to 27.8% for the three months ended December 31, 2014 as compared to 32.1% for the three months ended December 31, 2013.

The Company generated an operating income of $0.7 million for the three months ended December 31, 2014 compared to operating income of $0.1 million for the three months ended December 31, 2013.   The operating margin was 8.6% for the three months ended December 31, 2014 compared to 1.6% for the three months ended December 31, 2013.  The increase in operating income is a result of improved gross margin as a result of greater operating leverage gained from higher revenue (discussed above).

The Company generated income before income taxes of $0.8 million for the three months ended December 31, 2014 versus income before income taxes of $0.1 million for the three months ended December 31, 2013. The increase in the income before income taxes is a result of a higher operating income.

The Company’s effective tax rate for the three months ended December 31, 2014 and 2013 was 0.7% and 4.0%, respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance. The Company’s tax expense associated with taxable income during the three months ended December 31, 2014 and 2013 was offset by the utilization of net operating loss carryforwards.

The Company generated net income of $0.7 million for the three months ended December 31, 2014 compared to net income of $0.1 million for the three months ended December 31, 2013.  The net income is a result of higher income before income taxes (discussed above).

The Company reported diluted income per share of $0.05 for the three months ended December 31, 2014 versus diluted income per share of $0.01 for the three months ended December 31, 2013.  The increase in diluted earnings per share is a result of higher net income in the three months ended December 31, 2014 versus the prior year (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2013

Total revenues for the six months ended December 31, 2014 of $15.7 million increased by $1.8 million, or 13%, over the total revenues for the six months ended December 31, 2013 of $13.9 million. Billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2014	2013	Variance

BILLINGS BY MARKET:
Retail	$5,060	$3,684	$1,376
Home Health Care	3,505	3,740	(235)
Professional	3,158	2,779	379
Pharmaceutical Manufacturer	2,688	2,058	630
Assisted Living	905	846	59
Environmental	140	153	(13)
Core Government	284	250	34
Other	428	433	(5)
Subtotal	16,168	13,943	2,225
GAAP Adjustment *	(428)	(21)	(407)
Revenue Reported	$15,740	$13,922	$1,818

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

The increase in billings was primarily attributable to increased billings in the Retail ($1.4 million), Pharmaceutical Manufacturer ($0.6 million) and Professional ($0.4 million) markets. The increase in billings was partially offset by decreased billings in the Home Health Care ($0.2 million) market. The increase in Retail market billings is primarily due to a strong flu season driving increased demand for flu shots administered in a retail setting.  The increase in Pharmaceutical market billings is due to large orders for new inventory builds for existing customers plus initial supply orders for two new patient support programs.  The increase in Professional market billings is primarily due to the Company’s continued focus on inside sales initiatives and promotional activities around educating doctors, dentists, veterinarians, and other healthcare professionals on the favorable economics and convenience of the Sharps Recovery System™ as compared to the traditional pick-up service for the small quantity generator sector. The decrease in Home Health Care market billings is due to timing of distributor purchases.

Cost of revenues for the six months ended December 31, 2014 of $10.2 million was 64.7% of revenues.  Cost of revenues for the six months ended December 31, 2013 of $8.9 million was 64.0% of revenues.  The gross margin was 35.3% for the six months ended December 31, 2014 which is consistent with 36.0% for the six months ended December 31, 2013.

SG&A expenses for the six months ended December 31, 2014 and 2013 was $4.7 million and $4.5 million, respectively.  SG&A for the six months ended December 31, 2013 was negatively impacted by legal expenses of $0.2 million associated with the claim to the CDC related to the termination of a government contract and severance costs of $0.1 million for a former officer of the Company.  SG&A for the six months ended December 31, 2014 includes increased sales and marketing related spending compared to the prior period.  SG&A as a percentage of sales decreased to 30.1% for the six months ended December 31, 2014 as compared to 32.5% for the six months ended December 31, 2013.

The Company generated an operating income of $0.7 million for the six months ended December 31, 2014 compared to operating income of $0.3 million for the six months ended December 31, 2013.   The operating margin was 4.3% for the six months ended December 31, 2014 compared to 1.8% for the six months ended December 31, 2013.  The increase in operating income is a result of higher billings in the six months ended December 31, 2014 (discussed above).

The Company generated income before income taxes of $0.7 million for the six months ended December 31, 2014 versus income before income taxes of $0.3 million for the six months ended December 31, 2013. The increase in the income before income taxes is a result of a higher operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2014 and 2013 was 1.9% and 6.9%, respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance. The Company’s tax expense associated with taxable income during the six months ended December 31, 2014 and 2013 was offset by the utilization of net operating loss carryforwards.

The Company generated net income of $0.7 million for the six months ended December 31, 2014 compared to net income of $0.2 million for the six months ended December 31, 2013.  The net income is a result of higher income before income taxes (discussed above).

The Company reported diluted income per share of $0.04 for the six months ended December 31, 2014 versus diluted income per share of $0.02 for the six months ended December 31, 2013.  The increase in diluted earnings per share is a result of higher net income in the six months ended December 31, 2014 versus the prior year (discussed above).

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional, Assisted Living, Home Health Care and Environmental markets. The Company believes its growth opportunities are supported by:

•	An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•	An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service. The Company addresses this market from two directions: (i) field sales which focuses on larger dollar and nation-wide opportunities where we can integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•	The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of December 31, 2014, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications. State regulatory agencies are also addressing this issue within the regulated industry. Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities. States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal. In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such;

•	The number of U.S. retail clinics is projected to increase significantly, expecting business to increase 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care. The two leading retail pharmacies in the country are emphasizing their efforts to grow their capability as a low cost provider of health care services for non-chronic conditions. The number of pharmacists nationwide trained to deliver vaccines has quadrupled since 2007. Vaccines offered in retail clinics include season flu programs as well as year round programs for pneumococcus, shingles, pediatric immunizations, HPV and international travel;

•	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions especially in the home healthcare and assisted living markets;

•	The change in delivery of healthcare (more health care being administered in an alternate site) as well as uncertainty created by the current state of healthcare – facts which are driving more healthcare providers to increase efficiencies and reduce costs;

•	Over the past two years, the Company has developed a network of medical and hazardous waste service providers including those with route based pick-up services which allows us to serve the entire U.S. medical and hazardous waste market. We offer clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical waste. The network has had a significant positive impact on our pipeline of sales opportunities – over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pick-up service are integrated into the offering;

•	New solution offerings including Medsafe®™ (designed for safe collection, transportation, and proper disposal of unwanted and expired prescription medications including controlled substances), the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers;

•	The Company’s strong financial position with a cash balance of $16.4 million and no debt as of December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $2.7 million to $16.4 million at December 31, 2014 from $13.7 million at June 30, 2014. The increase in cash and cash equivalents is primarily due to the receipt of the legal settlement of $1.5 million, an increase in accounts payable and accrued liabilities of $0.8 million, net income of $0.7 million and a decrease in accounts receivable of $0.4 million, partially offset by an increase in inventory of $0.9 million in the six months ended December 31, 2014.

Accounts receivable decreased by $0.4 million to $4.3 million at December 31, 2014 from $4.7 million at June 30, 2014. The decrease is due to timing of billings and collections.

Inventory increased by $0.9 million to $2.2 million at December 31, 2014 from $1.3 million at June 30, 2014. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders and increased demand.

Accounts payable and accrued liabilities increased by $0.8 million to $3.5 million at December 31, 2014 from $2.7 million at June 30, 2014.  The increase is the result of the timing of payments and increased inventory levels.

Working capital increased $1.0 million to $18.9 million at December 31, 2014 from $17.9 million at June 30, 2014. The increase is primarily due to a collection of legal settlement, a decrease to accounts receivable, an increase in accounts payable and accrued liabilities offset by an increase in inventory and prepaid and other current assets (discussed above).

Property, plant and equipment, net decreased $0.2 million to $3.7 million at December 31, 2014 from $3.9 million at June 30, 2014.  The decrease is mainly attributable to depreciation expense of $0.4 million, partially offset by capital expenditures of $0.2 million.  The capital expenditures are attributable primarily to treatment facility improvements of $0.1 million and investment in MedSafe related assets of $0.1 million.

Stockholders’ equity increased by $0.8 million to $22.7 million at December 31, 2014 from $21.9 million at June 30, 2014.  This increase is primarily attributable to the net income for the six months ended December 31, 2014 of $0.7 million and stock-based compensation of $0.3 million, partially offset by stock repurchases of $0.1 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the six months ended December 31, 2014 and the year-ended June 30, 2014.

Credit Facility

On January 28, 2014, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces the prior credit agreement which was executed effective April 30, 2013 with another commercial bank (“Prior Credit Agreement”), provides for a two-year, $3.0 million line of credit facility, the proceeds of which may be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Borrowings bear interest at WSJ Prime, which we estimate to be approximately 3.25% as of December 30, 2014.  The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.   As of December 31, 2014, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which leaves $2.7 million of credit available.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is in compliance with all the financial covenants as of December 31, 2014.  The Credit Agreement, which expires on January 28, 2016, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Prior Credit Agreement, which was effective through January 28, 2014, provided for a cash-collateralized $200,000 line of credit facility with a maturity date of July 15, 2015.  The letters of credit of approximately $110 thousand associated with this Prior Credit Agreement which were outstanding as of June 30, 2014 have been released.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending December 31, 2015.

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

As of December 31, 2014, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2014, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2014 for the Company’s risk factors.  During the six months ended December 31, 2014, there have been no changes to the Company’s risk factors.

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

During the three months ended December 31, 2014, Sharps repurchased no shares.  As of December 31, 2014, approximately $2.2 million remained of our $3.0 million repurchase program.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: February 5, 2015	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 5, 2015	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)