Form 10-Q
period 2015-03-31
SHARPS COMPLIANCE CORP
filed 2015-05-06
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2015, there were 15,378,791 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value)

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,152	$13,717
Restricted cash	-	111
Accounts receivable, net of allowance for doubtful accounts of $34 and $23, respectively	3,146	4,728
Legal settlement receivable	-	1,538
Inventory	2,282	1,320
Prepaid and other current assets	821	474
TOTAL CURRENT ASSETS	22,401	21,888

PROPERTY, PLANT AND EQUIPMENT, net	3,795	3,858

INTANGIBLE ASSETS, net of accumulated amortization of $371 and $330, respectively	680	715
TOTAL ASSETS	$26,876	$26,461

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,046	$1,617
Accrued liabilities	1,758	1,046
Deferred revenue	1,393	1,337
TOTAL CURRENT LIABILITIES	4,197	4,000

LONG-TERM DEFERRED REVENUE	512	524

OTHER LONG-TERM LIABILITIES	17	33

TOTAL LIABILITIES	4,726	4,557

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,569,541 and 15,460,940 shares issued and outstanding, respectively	156	155
Treasury stock, at cost, 191,250 and 161,801 shares repurchased, respectively	(809)	(681)
Additional paid-in capital	24,205	23,695
Accumulated deficit	(1,402)	(1,265)
TOTAL STOCKHOLDERS' EQUITY	22,150	21,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,876	$26,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2015	2014
	(Unaudited)

REVENUES	$6,171	$5,553
Cost of revenues	4,511	4,144
GROSS PROFIT	1,660	1,409

Selling, general and administrative	2,411	2,225
Depreciation and amortization	57	119

OPERATING LOSS	(808)	(935)

OTHER INCOME
Interest income	9	6
TOTAL OTHER INCOME	9	6

LOSS BEFORE INCOME TAXES	(799)	(929)

INCOME TAX EXPENSE - Current	13	6
TOTAL INCOME TAX EXPENSE	13	6

NET LOSS	$(812)	$(935)

NET LOSS PER COMMON SHARE
Basic	$(0.05)	$(0.06)

Diluted	$(0.05)	$(0.06)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:

Basic	15,360	15,248
Diluted	15,360	15,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Nine-Months Ended March 31,
	2015	2014
	(Unaudited)

REVENUES	$21,911	$19,474
Cost of revenues	14,689	13,052
GROSS PROFIT	7,222	6,422

Selling, general and administrative	7,149	6,756
Depreciation and amortization	211	351

OPERATING LOSS	(138)	(685)

OTHER INCOME
Interest income	27	16
TOTAL OTHER INCOME	27	16

LOSS BEFORE INCOME TAXES	(111)	(669)

INCOME TAX EXPENSE - Current	26	24
TOTAL INCOME TAX EXPENSE	26	24

NET LOSS	$(137)	$(693)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:

Basic	15,309	15,296
Diluted	15,309	15,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2013	15,370,320	$154	(25,360)	$(74)	$23,211	$(2,221)	$21,070
Exercise of stock options	13,125	-	-	-	47	-	47
Stock-based compensation	-	-	-	-	438	-	438
Issuance of restricted stock	77,495	1	-	-	(1)	-	-
Shares repurchased	-	-	(136,441)	(607)	-	-	(607)
Net income	-	-	-	-	-	956	956

Balances, June 30, 2014	15,460,940	155	(161,801)	(681)	23,695	(1,265)	21,904
Exercise of stock options*	55,609	-	-	-	128	-	128
Stock-based compensation*	-	-	-	-	383	-	383
Issuance of restricted stock*	52,992	1	-	-	(1)	-	-
Shares repurchased*	-	-	(29,449)	(128)	-	-	(128)
Net loss*	-	-	-	-	-	(137)	(137)
Balances, March 31, 2015*	15,569,541	$156	(191,250)	$(809)	$24,205	$(1,402)	$22,150

* unaudited

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine-Months Ended March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137)	$(693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	653	835
Stock-based compensation expense	383	322
Changes in operating assets and liabilities:
Restricted cash	111	-
Accounts receivable	1,582	(381)
Legal settlement receivable	1,538	-
Inventory	(962)	256
Prepaid and other current assets	(347)	(321)
Accounts payable and accrued liabilities	125	200
Deferred revenue	44	(321)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,990	(103)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(549)	(308)
Additions to intangible assets	(6)	(102)
NET CASH USED IN INVESTING ACTIVITIES	(555)	(410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	128	47
Shares repurchased	(128)	(607)
NET CASH USED IN FINANCING ACTIVITIES	-	(560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,435	(1,073)

CASH AND CASH EQUIVALENTS, beginning of period	13,717	15,503

CASH AND CASH EQUIVALENTS, end of period	$16,152	$14,430

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$10	$11

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2015, the results of its operations for the three and nine months ended March 31, 2015 and 2014, cash flows for the nine months ended March 31, 2015 and 2014, and stockholders’ equity for the nine months ended March 31, 2015. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2015.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company), including interim periods within that reporting period. The Company is currently evaluating the impact of the new guidance on its financial statements as well as determining which transition method to implement.

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

The Company’s effective tax rate for the nine months ended March 31, 2015 and 2014 was (23.4%) and (3.6%), respectively, reflecting estimated state income taxes. The Company’s tax benefit associated with taxable losses during the nine months ended March 31, 2015 and 2014 was offset by a deferred tax valuation allowance.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank (“Prior Credit Agreement”), provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows:  (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note.  Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which we estimate to be approximately 3.25% and 3.50%, respectively, as of March 31, 2015.  The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

The Prior Credit Agreement, which was effective through April 9, 2015, provided for a two-year, $3.0 million line of credit facility, the proceeds of which could be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  As of March 31, 2015, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which left $2.7 million of credit available under the Prior Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million, and a minimum debt service coverage ratio of not less than 1.15 to 1.00.  The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.    The Prior Credit Agreement contained affirmative and negative covenants, among other things, that required the Company to maintain a minimum tangible net worth of $10.5 million and minimum liquidity of $5.0 million.  The Company is required to be and is in compliance with all the financial covenants under the Credit Agreement and Prior Credit Agreement as of March 31, 2015.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Reductions in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) are classified as financing cash flows and as an increase to additional paid in capital.   During the three and nine months ended March 31, 2015 and 2014, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Stock-based compensation expense included in:

Cost of revenue	$6	$4	$16	$14
Selling, general and administrative	120	118	367	308
Total	$126	$122	$383	$322

For the three and nine months ended March 31, 2015 and 2014, excess tax benefits have been eliminated by the valuation allowance on the deferred tax assets.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net loss, as reported	$(812)	$(935)	$(137)	$(693)

Weighted average common shares outstanding	15,360	15,248	15,309	15,296
Effect of dilutive stock options	-	-	-	-
Weighted average diluted common shares outstanding	15,360	15,248	15,309	15,296

Net loss per common share
Basic	$(0.05)	$(0.06)	$(0.01)	$(0.05)
Diluted	$(0.05)	$(0.06)	$(0.01)	$(0.05)

Employee stock options excluded from computation of dilutive loss per share amounts because their effect would be anti-dilutive	200	206	302	648

NOTE 9 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2015 and 2014, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Options exercised	45,359	13,125	55,609	13,125
Proceeds (in thousands)	$107	$47	$128	$47
Average exercise price per share	$2.36	$3.53	$2.31	$3.53

As of March 31, 2015, there was $0.8 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.18 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017.During the three and nine months ended March 31, 2015 and 2014, shares were repurchased as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Shares repurchased	-	-	29,449	136,441
Cash paid for shares repurchased (in thousands)	$-	$-	$128	$607
Average price paid per share	$-	$-	$4.35	$4.45

Total shares repurchased under the program are 191,250 shares at a cost of $0.8 million.  As of March 31, 2015, approximately $2.2 million remained of the Company’s $3.0 million repurchase program.  Sharps purchased all shares with cash resources.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31,	June 30,
	2015	2014
	(Unaudited)
Raw materials	$1,071	$694
Finished goods	1,211	626
Total	$2,282	$1,320

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, not to be materially different from their carrying values at March 31, 2015 due to their short-term nature.

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

As a leading full-service provider of comprehensive medical waste management services including medical, pharmaceutical and hazardous, our key markets include pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps Recovery System™ is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials.  In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users.  MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”) which became effective October 9, 2014.  MedSafe is designed for use in retail pharmacies, long-term care facilities, hospice, hospitals/clinics with on-site pharmacies, narcotic treatment facilities and licensed law enforcement.  Our other solutions include TakeAway Medication Recovery System™, TakeAway Environmental Return System™, ComplianceTRACSM, Route-Based Pick-Up Service, Universal Waste Shipback Systems, Sharps TracerSM, Complete Needle™ Collection and Disposal System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System,  Sharps Secure® Needle Collection and Containment System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Spill Kit TakeAway Recovery System™.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2015 and 2014. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenues:

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2015	%	2014	%	2015	%	2014	%
	(Unaudited)				(Unaudited)

Revenues	$6,171	100.0%	$5,553	100.0%	$21,911	100.0%	$19,474	100.0%

Cost of revenues	4,511	73.1%	4,144	74.6%	14,689	67.0%	13,052	67.0%
Gross profit	1,660	26.9%	1,409	25.4%	7,222	33.0%	6,422	33.0%

SG&A expense	2,411	39.1%	2,225	40.1%	7,149	32.6%	6,756	34.7%
Depreciation and amortization	57	0.9%	119	2.1%	211	1.0%	351	1.8%

Operating loss	(808)	(13.1%)	(935)	(16.8%)	(138)	(0.6%)	(685)	(3.5%)

Other income	9	0.1%	6	0.1%	27	0.1%	16	0.1%

Loss before income taxes	(799)	(12.9%)	(929)	(16.7%)	(111)	(0.5%)	(669)	(3.4%)
Income tax expense	13	0.2%	6	0.1%	26	0.1%	24	0.1%
Net loss	$(812)	(13.2%)	$(935)	(16.8%)	$(137)	(0.6%)	$(693)	(3.6%)

THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2014

Total revenues for the three months ended March 31, 2015 of $6.2 million increased by $0.6 million, or 11.1%, over the total revenues for the three months ended March 31, 2014 of $5.6 million. Billings by market are as follows (in thousands):

	Three-Months Ended March 31,
	(Unaudited)
	2015	2014	Variance

BILLINGS BY MARKET:
Retail	$610	$737	$(127)
Home Health Care	1,599	1,793	(194)
Professional	1,568	1,101	467
Pharmaceutical Manufacturer	754	528	226
Assisted Living	472	434	38
Government	677	119	558
Environmental	18	280	(262)
Other	187	300	(113)
Subtotal	5,885	5,292	593
GAAP Adjustment *	286	261	25
Revenue Reported	$6,171	$5,553	$618

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

The increase in billings was primarily attributable to increased billings in the Government ($0.6 million), Professional ($0.5 million), and Pharmaceutical Manufacturer ($0.2 million) markets. The increase in billings was partially offset by decreased billings in the Retail ($0.1 million), Home Health Care ($0.2 million) and Environmental ($0.3 million) markets.  The increase in Government market billings is primarily due to sales of the Company’s TakeAway Medication Recovery System envelopes and MedSafe solutions.  The increase in Professional market billings is primarily due to continued focus on inside sales initiatives and promotional activities around educating doctors, dentists, veterinarians, and other healthcare professionals on the favorable economics and convenience of the Sharps Recovery System™ as compared to the traditional pick-up service for the small quantity generator sector. The increase in Pharmaceutical Manufacturer market billings is primarily due to the Company’s filling an order for new inventory builds for an existing customer.  Moving forward, during calendar year 2015 and through the first quarter of calendar 2017, the Company expects to launch three additional patient support programs for new drug therapies.  The decreases in the Retail, Home Health Care, and Environmental market billings was primarily due to the timing of orders and projects.

Cost of revenues for the three months ended March 31, 2015 of $4.5 million was 73.1% of revenues.  Cost of revenues for the three months ended March 31, 2014 of $4.1 million was 74.6% of revenues.  The higher gross margin for the three months ended March 31, 2015 of 26.9% (versus 25.4% for the three months ended March 31, 2014) was due to leverage gained from higher revenues.

Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2015 and 2014 was $2.4 million and $2.2 million, respectively. SG&A for the three months ended March 31, 2015 includes increased sales and marketing related spending compared to the prior period.  SG&A as a percentage of sales decreased to 39.1% for the three months ended March 31, 2015 as compared to 40.1% for the three months ended March 31, 2014.

The Company reported an operating loss of $0.8 million for the three months ended March 31, 2015 compared to an operating loss of $0.9 million for the three months ended March 31, 2014.   The operating loss was (13.1%) of revenues for the three months ended March 31, 2015 compared to (16.8%) of revenues for the three months ended March 31, 2014.  The decrease in operating loss is a result of improved gross margin as a result of greater operating leverage gained from higher revenues (discussed above).

The Company reported a loss before income taxes of ($0.8) million for the three months ended March 31, 2015 versus loss before income taxes of ($0.9) million for the three months ended March 31, 2014. The decrease in the loss before income taxes is a result of a lower operating loss.

The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was (1.6%) and (0.6%), respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance. The Company’s tax benefit associated with taxable losses during the three months ended March 31, 2015 and 2014 was offset by a deferred tax valuation allowance.

The Company reported net loss of ($0.8) million for the three months ended March 31, 2015 compared to net loss of ($0.9) million for the three months ended March 31, 2014.  The decrease in net loss is a result of lower loss before income taxes (discussed above).

The Company reported diluted loss per share of ($0.05) for the three months ended March 31, 2015 versus diluted loss per share of ($0.06) for the three months ended March 31, 2014.  The decrease in diluted loss per share is a result of lower net loss in the three months ended March 31, 2015 versus the prior year (discussed above).

NINE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2014

Total revenues for the nine months ended March 31, 2015 of $21.9 million increased by $2.4 million, or 12.5%, over the total revenues for the nine months ended March 31, 2014 of $19.5 million. Billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2015	2014	Variance

BILLINGS BY MARKET:
Retail	$5,670	$4,421	$1,249
Home Health Care	5,104	5,534	(430)
Professional	4,726	3,880	846
Pharmaceutical Manufacturer	3,442	2,586	856
Assisted Living	1,377	1,280	97
Government	961	369	592
Environmental	158	432	(274)
Other	615	734	(119)
Subtotal	22,053	19,236	2,817
GAAP Adjustment *	(142)	238	(380)
Revenue Reported	$21,911	$19,474	$2,437

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

The increase in billings was primarily attributable to increased billings in the Retail ($1.2 million), Pharmaceutical Manufacturer ($0.9 million), Professional ($0.8 million), and Government ($0.6 million) markets. The increase in billings was partially offset by decreased billings in the Home Health Care ($0.4 million) and Environmental ($0.3 million) markets. The increase in Retail market billings is primarily due to a strong flu season driving increased demand for flu shots administered in a retail setting. The increase in Pharmaceutical market billings is due to large orders for new inventory builds for existing customers plus initial supply orders for two new patient support programs.  The increase in Professional market billings is primarily due to the Company’s continued focus on inside sales initiatives and promotional activities around educating doctors, dentists, veterinarians, and other healthcare professionals on the favorable economics and convenience of the Sharps Recovery System™ as compared to the traditional pick-up service for the small quantity generator sector.  The increase in Government market billings is due to increased orders for the Company’s new unused medication disposal solutions including the TakeAway Medication Recovery System and MedSafe solutions which have been approved for purchase and use by several government agencies.  The decrease in Home Health Care market billings is due to timing of distributor purchases.  The decrease in Environmental market billings is due to timing of projects.

Cost of revenues for the nine months ended March 31, 2015 of $14.7 million was 67.0% of revenues.  Cost of revenues for the nine months ended March 31, 2014 of $13.1 million was 67.0% of revenues.  The gross margin was 33.0% for the nine months ended March 31, 2015 which is consistent with 33.0% for the nine months ended March 31, 2014.

SG&A expenses for the nine months ended March 31, 2015 and 2014 was $7.1 million and $6.8 million, respectively.  SG&A for the nine months ended March 31, 2015 includes increased sales and marketing related spending compared to the prior period.  SG&A as a percentage of sales decreased to 32.6% for the nine months ended March 31, 2015 as compared to 34.7% for the nine months ended March 31, 2014. SG&A for the nine months ended March 31, 2014 was negatively impacted by legal expenses of $0.3 million associated with the claim to the CDC related to the termination of a government contract and severance costs of $0.1 million for a former officer of the Company.

The Company recorded an operating loss of ($0.1) million for the nine months ended March 31, 2015 compared to operating loss of ($0.7) million for the nine months ended March 31, 2014.   The operating loss was (0.6%) of revenues for the nine months ended March 31, 2015 compared to (3.5%) of revenues for the nine months ended March 31, 2014.  The decrease in operating loss is a result of higher billings in the nine months ended March 31, 2015 (discussed above).

The Company reported loss before income taxes of ($0.1) million for the nine months ended March 31, 2015 versus loss before income taxes of ($0.7) million for the nine months ended March 31, 2014. The decrease in the loss before income taxes is a result of a lower operating loss (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2015 and 2014 was (23.4%) and (3.6%), respectively, reflecting estimated state income taxes. The Company’s tax benefit associated with taxable losses during the nine months ended March 31, 2015 and 2014 was offset by a deferred tax valuation allowance.

The Company reported net loss of ($0.1) million for the nine months ended March 31, 2015 compared to net loss of ($0.7) million for the nine months ended March 31, 2014.  The net loss is a result of lower loss before income taxes (discussed above).

The Company reported diluted loss per share of ($0.01) for the nine months ended March 31, 2015 versus diluted loss per share of ($0.05) for the nine months ended March 31, 2014.  The decrease in diluted loss per share is a result of lower net loss in the nine months ended March 31, 2015 versus the prior year (discussed above).

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

The Company’s growth strategies are focused on the Retail, Pharmaceutical, Professional, Assisted Living, Home Health Care and Environmental markets. The Company believes its growth opportunities are supported by:

•	An increase in the number of used needles improperly disposed of outside the large healthcare setting and into the solid waste system to 7.8 billion each year (tripled volume over the past ten years) and an increase in the number of self-injectors in the country to 13.5 million over the same period;

•	An estimated 800,000 doctors, dentists, veterinarians, clinics, tattoo parlors and other businesses in the country that generate smaller quantities of medical waste, including used syringes to whom we offer a lower cost alternative to the traditional pick-up service. The Company addresses this market from two directions: (i) field sales which focuses on larger dollar and nation-wide opportunities where we can integrate the route-based pick-up service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices;

•	An estimated 40% of the four billion dispensed medication prescriptions which go unused every year in the United States generating an estimated 200 million pounds of unused medication waste;

•	The pace of regulation of sharps and unused dispensed medications disposal which is gaining momentum at both the state and federal level - as of March 31, 2015, approximately 46 percent of U.S. citizens live in states that have enacted legislation or strict guidelines mandating the proper disposal of home generated used syringes while 67 percent live in states that have enacted or proposed legislation mandating the proper disposal of home generated dispensed unused medications. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications. State regulatory agencies are also addressing this issue within the regulated industry. Multiple states now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities. States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal. In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused medications that are actually waste pharmaceuticals and should be disposed of as such;

•	The number of U.S. retail clinics is projected to increase significantly, as much as 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform, patients looking for more convenient care and retail pharmacies increasing the variety and volume of healthcare services they provide. According to the Centers for Disease Control (“CDC”), 22% of flu shots for adults were administered in a retail clinic with the trend expected to increase. In addition to the continued growth in the flu shot business, there are also growth opportunities for more primary care in the retail or alternative site setting and correspondingly growth opportunities for the Company based on its significant presence in the retail market. A recent study shows that Americans visit retail clinics 10 million times a year, which represents only 2% of “all primary care patient encounters”;

•	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions especially in the home healthcare and assisted living markets;

•	The change in delivery of healthcare (more health care being administered in an alternate site) as well as uncertainty created by the current state of healthcare – facts which are driving more healthcare providers to increase efficiencies and reduce costs;

•	Over the past two years, the Company has developed a network of medical and hazardous waste service providers including those with route based pick-up services which allows us to serve the entire U.S. medical and hazardous waste market. We offer clients a blended product portfolio to effectively target prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical waste. The network has had a significant positive impact on our pipeline of sales opportunities – over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pick-up service are integrated into the offering;

•	New solution offerings including Medsafe®™ (designed for safe collection, transportation, and proper disposal of unwanted and expired prescription medications including controlled substances), the Complete Needle™ Collection and Disposal System (designed for the traditional under-served home self-injector), the TakeAway line of products for unused medications (including TakeAway Medication Recovery System™ and the TakeAway Environmental Return System™), the Medical/Professional TakeAway Recovery System and enhanced patient support programs with pharmaceutical manufacturers;

•	The Company’s strong financial position with a cash balance of $16.2 million and no debt as of March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $2.4 million to $16.2 million at March 31, 2015 from $13.7 million at June 30, 2014. The increase in cash and cash equivalents is primarily due to the receipt of the legal settlement of $1.5 million and a decrease in accounts receivable of $1.6 million, partially offset by an increase in inventory of $1.0 million in the nine months ended March 31, 2015.

Accounts receivable decreased by $1.6 million to $3.1 million at March 31, 2015 from $4.7 million at June 30, 2014. The decrease is due to timing of billings and collections.

Inventory increased by $1.0 million to $2.3 million at March 31, 2015 from $1.3 million at June 30, 2014. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders and increased demand.

Working capital increased $0.3 million to $18.2 million at March 31, 2015 from $17.9 million at June 30, 2014 due to the changes described above.

Property, plant and equipment, net decreased $0.1 million to $3.8 million at March 31, 2015 from $3.9 million at June 30, 2014.  The decrease is mainly attributable to depreciation expense of $0.6 million, partially offset by capital expenditures of $0.5 million.  The capital expenditures are attributable primarily to treatment facility improvements of $0.2 million and investment in MedSafe related assets of $0.3 million.

Stockholders’ equity increased by $0.3 million to $22.2 million at March 31, 2015 from $21.9 million at June 30, 2014.  This increase is primarily attributable to stock-based compensation of $0.4 million, partially offset by the net loss for the nine months ended March 31, 2015 of ($0.1) million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the nine months ended March 31, 2015 and the year-ended June 30, 2014.

Credit Facility

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank (“Prior Credit Agreement”), provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows:  (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note.  Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which we estimate to be approximately 3.25% and 3.50%, respectively, as of March 31, 2015.  The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

The Prior Credit Agreement, which was effective through April 9, 2015, provided for a two-year, $3.0 million line of credit facility, the proceeds of which could be utilized for working capital, letters of credit (up to $500,000) and general corporate purposes.  As of March 31, 2015, the Company had no outstanding borrowings, other than $335 thousand in letters of credit, which left $2.7 million of credit available under the Prior Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million, and a minimum debt service coverage ratio of not less than 1.15 to 1.00.  The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.    The Prior Credit Agreement contained affirmative and negative covenants, among other things, that required the Company to maintain a minimum tangible net worth of $10.5 million and minimum liquidity of $5.0 million. The Company is required to be and is in compliance with all the financial covenants under the Credit Agreement and Prior Credit Agreement as of March 31, 2015.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending March 31, 2016.

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

Revenue for the sale of the compliance and container is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership.  Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities.  The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities.  Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container.  Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed.  The current and long-term portions of deferred revenue are determined through regression analysis and historical trends.  Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned.  Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company), including interim periods within that reporting period. The Company is currently evaluating the impact of the new guidance on its financial statements as well as determining which transition method to implement.

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

As of March 31, 2015, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2014 for the Company’s risk factors.  During the nine months ended March 31, 2015, there have been no changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017. The shares would be purchased from time to time on the open market or in privately negotiated transactions, at the Company's discretion, in each case, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements, explicit black-out dates and other factors. The purchases will be funded using the Company's available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the Company's discretion in accordance with Rule 10b-18.

During the three months ended March 31, 2015, Sharps repurchased no shares.  As of March 31, 2015, approximately $2.2 million remained of our $3.0 million repurchase program.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 6, 2015	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 6, 2015	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)