Form 10-K
period 2015-06-30
SHARPS COMPLIANCE CORP
filed 2015-08-26
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 31, 2014, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $54.4 million (based on the closing price of $4.26 on December 31, 2014 as reported by The NASDAQ Capital Market).

The number of common shares outstanding of the Registrant was 15,386,791 as of August 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 19, 2015 are incorporated by reference into Part III.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “expect,” “estimate,” “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Sharps Compliance Corp. was formed in November 1992 as a Delaware corporation. The information presented herein is for Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.) and Sharps Safety, Inc. (collectively, “Sharps” or the “Company”). Unless the context otherwise requires, “Company,” “we,” “us” and “our” refer to Sharps Compliance Corp. and its subsidiaries.

The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC. The filings are also available via the SEC’s website at www.sec.gov/edgar/searchedgar/companysearch.html.

COMPANY OVERVIEW

Sharps Compliance Corp. is a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous. Our solutions facilitate the proper collection, containment, transportation and treatment of numerous types of healthcare-related materials, including hypodermic needles, lancets and other devices or objects used to puncture or lacerate the skin, or sharps, hazardous waste and unused consumer dispensed medications and over-the-counter drugs. We serve customers in multiple markets, such as home health care, retail clinics and immunizing pharmacies, pharmaceutical manufacturers, professional offices (physicians, dentists and veterinarians), assisted living and long-term care facilities (assisted living, continuing care, long-term acute care, memory care and skilled nursing), government (federal, state and local), consumers, commercial and agriculture, as well as distributors to many of the aforementioned markets. We assist our customers in determining which of our solution offerings best fit their needs for the collection, containment, return transportation and treatment of medical waste, used healthcare materials, pharmaceutical waste, hazardous waste and unused dispensed medications. Our differentiated approach provides our customers the flexibility to return and properly treat medical waste, used healthcare materials or unused dispensed medications through a variety of solutions and products transported primarily through the United States Postal Service (“USPS”). For customers with facilities or locations that may generate larger quantities of waste, we integrate the route-based pickup service into our complete offering. The benefits of this comprehensive offering include single point of contact, consolidated billing, integrated manifest and proof of destruction repository in addition to our cost savings. Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical, pharmaceutical and hazardous waste disposal and compliance requirements. We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth. We continue to take advantage of the many opportunities in all markets served as we educate the market place and as prospective customers become more aware of alternatives to traditional methods of disposal (i.e., route-based pickup services).

As a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous, our key markets include pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market, which is comprised of physicians, dentists and veterinary practices. The Company’s flagship product, the Sharps® Recovery System, is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials. In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users. MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”), which became effective October 9, 2014.

Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas.  Our telephone number at that location is (713) 432-0300. We currently have 74 full-time employees and 1 part-time employee. We have manufacturing, assembly, distribution and warehousing operations located on Reed Road in Houston, Texas and our corporate offices located on Kirby Drive in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations. Approximately four years ago, we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities). The Company utilizes six treatment facilities owned by subcontractors of the Company which are located across the country for the proper treatment of medical waste and used healthcare materials generated by certain of our customers. This arrangement not only reduces the Company’s return transportation costs associated with its Solutions but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas. In July 2015, the Company acquired a route-based pickup service in Pennsylvania, which serves Pennsylvania, Maryland, and parts of Ohio.

SOLUTIONS OVERVIEW

We offer a broad line of product and service solutions to manage the medical waste and unused dispensed medications generated by our customers. Our primary solutions include the following:

Sharps Recovery System™ (formerly Sharps Disposal by Mail System®): a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used health care materials generated outside the hospital and large health care facility setting. The Sharps Recovery System includes a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to twenty-eight gallons; USPS-approved shipping box with prepaid priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a bag for additional containment and complete documentation and tracking manifest. The Sharps Recovery System is transported to our owned or contracted facilities for treatment. Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharpsTracer® system. We introduced new systems this year to the Sharps Recovery System brand portfolio that are best suited for facilities with multiple treatment rooms. These new systems offer multiple sharps containers with a single return, prepaid return box.

TakeAway Medication Recovery System™: a comprehensive solution that facilitates the proper disposal of unused medications (including controlled substances) from ultimate users. The solution has been designed to meet or exceed the new regulations issued by the DEA implementing the Act, which became effective October 9, 2014. The solution is designed for use in long-term care (on behalf of their patient), hospice and consumer markets.

MedSafe®: a patent-pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications, including controlled substances from ultimate users. MedSafe has been designed to meet or exceed the new regulations issued by DEA implementing the Act, which became effective October 9, 2014. MedSafe is designed for use in retail pharmacies, long-term care facilities, hospice, hospitals/clinics with on-site pharmacies, narcotic treatment facilities and licensed law enforcement.

Route-Based Pickup Service: as a full-service waste management services company, we offer route-based medical and hazardous waste pickup services to customers and prospects that have facilities or branches that generate larger quantities of medical or hazardous waste or where the route-based pickup service is preferred. This blended service of mailback and pickup provides cost-savings benefits by customizing the right solution with each location to reach the best outcome for the customer.

ComplianceTRACSM: a more advanced web-based version of the Company’s compliance and training program. ComplianceTRAC is designed to improve worker safety while satisfying applicable Occupational Safety and Health Administration (“OSHA”) and other requirements for the end-user. The program includes employee training for Bloodborne pathogens, HHS-compliant HIPAA and Hazardous Communications. The online program also provides access to a database of over a million SDSs (MSDSs), safety plans, regulatory information and facility self-audits. The program is designed to replace outdated hard copy manuals with an updated platform available 24/7.

Universal Waste Shipback Systems: a jointly-promoted program with Veolia Environmental Services using their RECYCLEPAK solutions for the collection, transportation and recycling of light bulbs, batteries and other mercury-containing devices. The solution is marketed to existing and prospective customers as a complement to the Company’s line of medical waste and unused medication management solutions.

Other Solutions: a wide variety of other solutions including TakeAway Environmental Return System™, SharpsTracer®, Sharps Secure® Needle Disposal System™, Complete Needle™ Collection & Disposal System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Biohazard Spill Clean-up Kit and Recovery System™.

MARKET OVERVIEW

The Company continues to focus on core markets and solution offerings that fuel growth. Markets served are professional offices, retail pharmacies and clinics, assisted living and long-term care facilities, home healthcare, government, pharmaceutical manufacturers and other commercial organizations that require cost-effective services for managing medical, pharmaceutical and hazardous waste.

The Company believes its growth opportunities are supported by the following:

•	A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and others such as acupuncture and tattoo services. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focuses on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices.

•	The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. The number of U.S. retail clinics is projected to increase significantly, as much as 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform, as well as patients looking for more convenient care and retail pharmacies increasing the variety and volume of healthcare services they provide. According to the Centers for Disease Control ("CDC"), 25% of flu shots for adults were administered in a retail clinic with the trend expected to increase. In addition to the continued growth in the flu shot business, there are also growth opportunities for more primary care in the retail or alternative site setting and correspondingly growth opportunities for the Company based on its significant presence in the retail market. A recent study shows that Americans visit retail clinics 10 million times a year, which represents only 2% of "all primary care patient encounters."

•	The passage of new regulations for ultimate user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long standing issue within long-term care.

•	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions, especially in the long-term care and home healthcare markets. With multiple solutions for managing regulated healthcare-related waste, the Company delivers value as a single-source provider with blended mailback and route-based pickup services matched to on the waste volumes of each facility.

•	Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste — the Company's Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal.

•	With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers premium services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications, which include data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.

•	A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps disposal and unused medication disposal solutions — the Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Biohazard Spill Kits and TakeAway Medication Recovery System envelopes.

•	In July 2015, the Company augmented its network of medical and hazardous waste service providers with an acquisition of a route-based pickup service in the northeast serving Pennsylvania, Maryland and parts of Ohio. Additionally, the Company has begun to service parts of Texas and Louisiana with route-based pickup service. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities — over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

•	The Company has new solution offerings that include ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System) and mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants).

•	The Company's strong financial position with a cash balance of $15.2 million and no debt as of June 30, 2015.

TERMINATED CONTRACT AND LEGAL SETTLEMENT

On January 29, 2009, the Company entered into a five-year contract with the United States Department of Veterans Affairs National Acquisition Center (“VA NAC”) to provide its Sharps MWMS, a rapid-deployment solution designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters or other national emergencies in support of the CDC Division of Strategic National Stockpile. Sharps MWMS also incorporated warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. Sharps performed under the contract through January 31, 2012. On June 30, 2014, the Company entered an agreement to settle its claims against the United States government and various agencies related to the January 2012 termination of the Company’s February 2009 contract with the CDC. The settlement agreement resulted in a cash payment of $1.5 million, which was received by the Company in July 2014.

COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Leading full-service national provider of comprehensive and cost-effective waste management services, including medical, pharmaceutical, and hazardous.

We offer a full line of solutions and services that address the proper management of medical waste, used healthcare materials and patient dispensed unused or expired medications (including controlled substances). We offer a blended product portfolio that includes both a mailback and route-based pickup service to target prospective customers with multi-site and multi-sized locations that may include facilities that generate larger quantities of waste, including medical, pharmaceutical and hazardous. This blended offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer system. Our proprietary SharpsTracer tracking and documentation systems provide customers a comprehensive electronic record of receipt and treatment of their waste to meet regulatory requirements. The Company’s mail or ship-back based services are generally offered at a significantly lower cost as compared to the traditional route-based pickup services for small quantity generators since the Company utilizes the existing infrastructure of USPS or in some cases United Parcel Service (“UPS”) for return transportation. While competitors may attempt to replicate our comprehensive solution offerings, we believe the ability to offer such a comprehensive, value-added turnkey solution is a significant competitive advantage.  We have only begun to offer this comprehensive solution over the past three years with the primary focus of our marketing efforts on educating the marketplace about us as an alternative to the historical provider of waste services, including medical, pharmaceutical and hazardous.

Vertically-integrated full-service operations.

Our operations are fully integrated, including manufacturing, assembly, distribution, treatment, online tracking and customer reporting. We have manufacturing, assembly, distribution and warehousing operations in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas, that incorporates our processing and treatment operations. Approximately five years ago, we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired medications including controlled substances (i.e., both incineration and autoclave capabilities). The Company, under an agreement with several subcontractors, utilizes six treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This has not only reduced the Company’s return transportation costs but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas. We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer tracking and documentation system. We also track treatment volumes associated with pickup services provided as part of our blended product portfolio using SharpsTracer. We also provide customized reporting and comprehensive regulatory support for many of our customers. By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers. We believe the fully-integrated nature of our operations is seen by current and prospective customers as a key factor and differentiator leading to our success and leadership position in our industry.

Diverse product markets.

Sharps offers services and products to a wide variety of end markets. The Company’s growth strategies are focused on retail pharmacies and clinics, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care facilities and the professional market, which is comprised of physicians, dentists and veterinary practices. We also serve federal, state and local government agencies and hospitality, which includes hotels, commercial, industrial and agriculture.

Our billings by market for the years ended June 30, 2015, 2014 and 2013 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2015	2014	2013

BILLINGS BY MARKET:
Retail	28%	24%	24%
Home Health Care	22%	27%	32%
Professional	20%	20%	18%
Pharmaceutical Manufacturer	15%	14%	11%
Assisted Living	6%	6%	7%
Government	5%	2%	3%
Environmental	1%	3%	1%
Other	3%	4%	4%
	100%	100%	100%

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

To protect citizens and waste workers from needle stick injuries, nine states have passed legislation or regulations making it illegal to discard used sharps into household trash. Another nine states and the District of Columbia have strict guidelines regarding home sharps disposal. Passed or strict guidelines related to home sharps disposal covers 46% of the U.S. population. In addition to state restrictions on disposal of home-generated sharps by consumers, several counties have passed ordinances requiring businesses that sell syringes to the public, such as retail pharmacies and veterinary clinics to take back those syringes, once used, in regulatory-compliant sharps containers at no charge to the consumer.

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

In addition to providing cost-effective solutions for our customers, the Company is committed to discovering new sustainable initiatives that mitigate the effects of potentially hazardous waste on the environment. Our patented Waste Conversion Process™ repurposes regulated medical waste and unused medications into new resources used in industrial applications, such as the generation of electricity or recycled plastics used in the industrial sector. Our Universal Waste Shipback Program recycles the materials in light bulbs, batteries, and other mercury-containing devices for use in new applications. In addition, the use of recycled paper and plastic materials for many of our products further demonstrates our total commitment to environmentally sound business practices. As an organization, the Company is a leading proponent for the development of solutions for the safe disposal of sharps, unused medications (including controlled substances), light bulbs, batteries and other mercury-containing devices in the community and continually works to raise public awareness of the issue.

Experienced and accomplished management team.

Our senior management team has extensive industry experience and is committed to the continued growth and success of our company. Mr. David P. Tusa, CEO and President, in addition to his ten-plus years with the Company has over 20 years of business and public company experience in multiple industries and in companies with revenues up to $500 million. Mr. Brandon L. Beaver, Senior Vice President of Sales, has broad healthcare sales and sales management experience with the Company and at a variety of firms including AIMS/Allied Care, a third party administrator and managed care company. Ms. Diana P. Diaz, CPA, MBA, Vice President and Chief Financial Officer, has over 25 years of finance, accounting, healthcare and public company industry experience. Mr. Gregory C. Davis, Vice President of Operations, has over 20 years of information technology and operations-related experience. Mr. Khairan Aladwani, Vice President of Assurance/Quality Control, has over 25 years of quality assurance and operations experience, including medical devices, at a variety of companies both private and public.  Mr. Dennis Halligan, Vice President of Marketing, has broad marketing experience with the Company and at a variety of firms, including Stir Creative and R.J. Reynolds.

The Company’s Board of Directors oversees CEO and senior management succession planning. The process focuses on building management depth, considers continuity and stability within the Company and responds to Sharps’ evolving needs and changing circumstances.

GROWTH STRATEGIES

We plan to grow our business by employing the following primary growth strategies:

Further penetrate existing customers and markets.

Many of our customers who currently use the Sharps Recovery System could also benefit from the TakeAway Medication Recovery System, Medsafe, our hazardous waste solutions, our universal waste solutions or other specialized products.  Although currently focused primarily on the proper management of used syringes and needles as well as unused medications (including controlled substances), pharmacies (including chains and mail order), assisted living facilities and other related organizations will develop needs for our other product lines as they expand their patient service offerings. As an entrenched and value-added supplier of treatment solutions, we believe the Company is well-positioned to capture incremental business from our existing customers.

Over the past three years, the Company has developed a network of medical and hazardous waste service providers including those with route-based pickup services, which allows the Company to serve the entire U.S. medical and hazardous waste market. In July 2015, the Company augmented its network of medical and hazardous waste service providers with an acquisition of a route-based pickup service in the northeast serving Pennsylvania, Maryland, and parts of Ohio. Additionally, the Company has begun to service parts of Texas and Louisiana with route-based pickup service. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers serving the entire U.S., the Company offers clients a blended product portfolio to effectively target current and prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical and hazardous waste. The offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer system. The Company believes the comprehensive offering will continue to assist the Company in landing larger opportunities whereby the customer has both large and small quantity facilities generating medical waste, used healthcare materials and hazardous waste.

We are positive about anticipated growth opportunities in the Retail market. Regarding the future of this market, a recently published reported by Accenture cites that the number of U.S. retail clinics are projected to increase significantly, as much as 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform as well as patients looking for more convenient care and retail pharmacies increasing the variety and volume of healthcare services they provide. According to the CDC, 22% of flu shots for adults were administered in a retail clinic with the trend expected to increase. In addition to the continued growth in the flu shot business, there are also growth opportunities for more primary care in the retail or alternative site setting and correspondingly growth opportunities for the Company based on its significant presence in the retail market. A recent study shows that Americans visit retail clinics 10 million times a year, which represents only 2% of “all primary care patient encounters.”

Since June 30, 2011, the Company experienced growth of almost sixteen times or $4.6 million in the pharmaceutical market. We continue to see interest in our patient support program solution offering among pharmaceutical manufacturers as it relates to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes. In fiscal year 2012, we launched three new patient support programs announced in August and October 2011. In fiscal year 2015, we launched three additional patient support programs and expect to launch two more patient support programs for new drug therapies over fiscal year 2016. The patient support programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer system tracks the return of the Sharps Recovery System by the patient to the treatment facility and then makes available to the pharmaceutical manufacturer electronic data. This data assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up, which potentially could lead to better outcomes. We believe the Company is the leader in providing solutions of this type to this market.

Enhance sales and marketing efforts.

Field Sales – The Company maintains a field sales team that focuses on larger dollar and nationwide opportunities in most of the markets served. The field sales team is able to address much larger opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive waste management offering. We have seen success with this approach in fiscal years 2013 through 2015 and believe the comprehensive offering capabilities will continue to accelerate revenue growth of the Company.

Web and Inside Sales — Through targeted telemarketing initiatives (inside sales), e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company’s innovative solution offerings with a focus on individual or small group professional offices.

Improve product and service awareness to attract new customers.

As we grow, we continue to focus additional marketing and sales efforts designed to educate professional offices, retail pharmacies and clinics, assisted living and long-term care facilities, home healthcare, government, pharmaceutical manufacturers and other commercial organizations that require cost-effective services for managing medical, pharmaceutical and hazardous waste of the benefits of our solution offerings and the need for safe, cost-effective and environmentally-friendly methods of waste treatment, including medical, pharmaceutical, and hazardous. We believe that the full-service nature of our solution offerings, ease of our mail and ship-back based delivery system and convenience will attract new customers who are not yet aware of the services we provide. In addition to providing a convenient, cost-effective solution to waste and used healthcare materials treatment, we believe future growth will be driven by the need for our customers to properly document and track the disposal of their waste to maintain compliance with new and existing legislation. We believe our understanding of the legislative process and focus on accurate and thorough electronic tracking of waste disposal or treatment will provide substantial benefits to new customers looking to comply with new standards and promote environmentally cleaner business practices.

Develop new products and services.

We continue to develop new solution offerings including ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System) and mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants). These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products. We will continue our efforts to develop new solution offerings designed to facilitate the proper and cost effective management of medical waste, used healthcare materials, pharmaceutical waste, hazardous waste and unused dispensed medications to better serve our customers and the environment. Additionally, we will continue to seek out and identify prospective new customers and markets for new solutions designed to meet the needs of these new customer segments.

CONCENTRATION OF CREDIT AND SUPPLIERS

There is a concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2015, one customer represented approximately 17% of revenue. This customer represented approximately 7%, or $0.5 million, of the total accounts receivable balance at June 30, 2015. For the fiscal year ended June 30, 2014, one customer represented approximately 20% of revenue. This customer represented approximately 13%, or $0.6 million, of the total accounts receivable balance at June 30, 2014. For the fiscal year ended June 30, 2013, one customer represented approximately 22% of revenues. We may be adversely affected by our dependence on a limited number of high volume customers. Management believes that the risks are mitigated by (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of its traditional customer base.

We currently transport (from the patient or user to the Company’s facility or subcontracted treatment facilities) the majority of our solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage although there can be no assurance that such work stoppage can be avoided. We also have an arrangement with UPS whereby UPS transports our TakeAway Recovery System line of solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations.

We maintain relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System solutions, we own all proprietary molds and dies and utilize three contract manufacturers for the production of the primary raw materials. We believe that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions. We utilize national suppliers for the majority of the raw materials used in our other products and solutions and international suppliers for Pitch-It IV Poles.

INTELLECTUAL PROPERTY

We have a portfolio of trademarks and patents, both granted and pending. We consider our trademarks important in the marketing of our products and services, including Sharps logo, Sharps Recovery System, TakeAway Medication Recovery System, MedSafe, SharpsTracer, Sharps Secure, TakeAway Environmental Return System, Complete Needle and PELLA-DRX™ among others. With respect to our registered marks, we continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. We have a number of patents issued, including those applicable to our PELLA-DRX waste conversion process (patent numbers US 8,163,045, US 8,100,989, US 8,268,073 and US 4,440,534), our Sharps Secure Needle Disposal System (patent numbers US 8,162,139 and US 8,235,883), our unique design features related to the TakeAway Environmental Return System drop-off boxes (patent number US 8,324,443) and our Complete Needle Collection & Disposal System (patent number US 4,463,106). We have patents pending on our Medical Waste Management System (Sharps MWMS rapid deployment system) and our MedSafe solution.

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete in certain markets with Stericycle, the largest medical waste company in the country, which focuses primarily on a pickup service business model. With the addition of the route-based pickup services offered through a network of medical and hazardous waste services providers as well as plans to expand our route-based pickup services in Texas and throughout the northeast, the Company believes it is better positioned with its comprehensive medical waste management offering to compete with Stericycle. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications (including controlled substances), it could face additional and possibly significant competition. We believe our comprehensive line of proven solution offerings, comprehensive medical waste management service offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically-integrated producer of products and services provides significant differentiation in the current competitive market.

GOVERNMENT REGULATION

Sharps is subject to extensive federal, state and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the State of Texas and the local governments in Carthage, Texas with respect to our facilities. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for Sharps to be in compliance with such changing laws, rules and regulations.

COMPLIANCE WITH ENVIRONMENTAL LAWS

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas. These regulations modified the emission limits and monitoring procedures required to operate an incineration facility. These new regulations and the Company’s Title V permit required additional emissions-related monitoring equipment and compliance. Such changes required us to incur capital expenditures, which have been reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows in order to meet the requirements of the new regulations.

ITEM 1A.	RISK FACTORS

We may be unable to manage our growth effectively.

We continue to experience core revenue growth for fiscal year 2015 as we saw the benefits of our marketing activities in all of our target markets. Revenue increased 16% to $30.9 million for the fiscal year ended June 30, 2015 driven by increases in the retail market due primarily to flu shot related business, government purchases of unused medication management solutions, continued rollout of new patient support programs in the pharmaceutical market, targeted telemarketing initiatives and promotional activities in the professional market and increases in the assisted living market. The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need at some point to add operations, administrative and other personnel and to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis or expand our operations and systems to the extent and in the time required.

The loss of the Company’s senior executives could affect the Company’s ability to manage the business profitability.

Our growth and development to date has been largely dependent on the active participation and leadership of its senior management team consisting of the Company’s CEO and President, Senior Vice President of Sales, Vice President and CFO, Vice President of Operations, Vice President of Quality Assurance and Vice President of Marketing. We believe that the continued success of the business is largely dependent upon the continued employment of the senior management team and has, therefore, (i) entered into individual employment arrangements with key personnel and (ii) approved the Annual Incentive Compensation Plan for participation by the senior management team in order to provide an incentive for their continued employment with the Company. The unplanned loss of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact the Company’s ability to execute its business plan.

The Board of Directors oversees CEO and senior management succession planning. The process focuses on building management depth, considers continuity and stability within the Company and responds to Sharps’ evolving needs and changing circumstances. The Board approves continuity plans for the CEO and senior management succession planning to enable the Board to respond to planned or unexpected vacancies in key positions. The Board considers optimizing the ongoing safe and sound operation of the Company and minimizing any potential disruption or loss of continuity to our business and operations as it evaluates the plan.

Our business is dependent on a small number of customers. To the extent we are not successful in winning additional business mandates from our government and commercial customers or attracting new customers, our results of operations and financial condition would be adversely affected.

We are dependent on a small group of customers. In addition, there is a concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2015 one customer represented approximately 17% of revenue. This customer represented approximately 7%, or $0.5 million, of the total accounts receivable balance at June 30, 2015. To the extent significant customers are delinquent or delayed in paying, or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

Aggressive pricing by existing competitors and the entrance of new competitors could drive down the Company’s profits and slow its growth.

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste. There are also a number of companies that focus specifically on the marketing of products and services, which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we do compete in certain markets with Stericycle, the largest medical waste company in the country, which focuses primarily on a pickup service business model. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications, it could face additional and possibly significant competition. As a result, we could experience increased pricing pressures that could reduce our margins. In addition, as we expand our business into other markets, the number, type and size of our competitors may expand. Many of these potential competitors may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could adversely impact our current competitive position.

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

We are subject to extensive federal, state and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, Texas and the local governments in Carthage, Texas with respect to our facilities. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. We believe that we are currently in compliance in all material respects with all applicable laws and regulations governing our business, including the permits and authorizations for our incinerator facility. Our estimated annual costs of complying with these laws, regulations and guidelines is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for us to be in compliance with such changing laws, rules and regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical waste could result in a reduced demand for our products and services and could have a material adverse effect on our revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change.

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes, which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas. These regulations modified the emission limits and monitoring procedures required to operate an incineration facility. These new regulations and the Company’s Title V permit required additional emissions-related monitoring and compliance. Such changes required us to incur capital expenditures, which have been reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows in order to meet the requirements of the new regulations.

The inability of the Company to operate its treatment facility would adversely affect its operations.

Our business utilizes a treatment facility for the proper disposal or treatment of medical waste, used health care materials and unused pharmaceuticals. Our owned facility has both incineration and autoclave technologies in Carthage, Texas (Panola County). Sharps believes it operates and maintains the facility in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving treatment and disposal and the operation of the incinerator and autoclave facility. The failure to maintain the permits for the treatment facility or unfavorable conditions contained in the permits or new regulations could substantially impair our operations and reduce our revenues. During fiscal years 2013 through 2015, the Company, under agreements with several subcontractors, utilized six treatment facilities owned by subcontractors of the Company, which are located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This has not only reduced the Company’s return transportation costs but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas. Any disruption in the availability of a disposal or treatment facility, whether as a result of action taken by governmental authorities, natural disasters or otherwise, would have an adverse effect on our operations and results of operations.

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

A material amount of our revenues were generated through a contract with a major U.S. government agency for the period from March 2009 through the contract’s termination in January 2012 totaling $33 million. In the years subsequent to the contract’s termination, our Company-wide revenues experienced a decrease compared to prior periods. Although the Company has secured additional U.S. Government business during fiscal year 2015, there can be no assurances that future periods will include similar business. All contracts with, or subcontracts involving, the federal government are terminable or subject to renegotiation by the applicable governmental agency on 30 days’ notice at the option of the governmental agency. If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

Governmental contracts or subcontracts involving governmental facilities are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. If we fail to comply with any regulations, requirements or statutes, our existing governmental contracts or subcontracts involving governmental facilities could be terminated, or we could be suspended from government contracting or subcontracting. If one or more of our governmental contracts or subcontracts are terminated for any reason, or if we are suspended or debarred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our governmental contracts or subcontracts involving governmental facilities, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

The possibility of postal work interruptions and restrictions on shipping through the mail would adversely affect the disposal or treatment element of the Company’s business and have an adverse effect on our operations, results of operations and financial condition.

We currently transport (from the patient or user to the Company’s facility or subcontracted treatment facilities) the majority of our solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, we entered into an arrangement with UPS whereby UPS transports our TakeAway Recovery System line of solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations. Notwithstanding the foregoing, any disruption in the transportation of products would have an adverse effect on our operations, results of operations and financial condition.

The Company’s stock has experienced, and may continue to experience, low trading volume and price volatility.

Our common stock has been listed on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED” since May 6, 2009. The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Since trading on the NASDAQ, our average daily trading volume has been approximately 67,000 shares. It may be difficult for investors to sell shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

We may be subject to information technology system failures, network disruptions and breaches in data security.

We rely upon sophisticated information technology systems, infrastructure and security procedures and systems to operate our business and ensure the secure storage and transmission of information. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of sensitive data. Our security measures could be breached by third-party action, computer viruses, accidents or error or misconduct by an employee or contractor. Because techniques used to obtain unauthorized access, disable or degrade service or to sabotage computer systems, change frequently, it may be difficult to detect immediately and we may be unable to implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving employees, contractors and temporary staff. We have encountered threats of this type from time to time, none of which have materially impacted our operations or financial results. Although we maintain a system of information security and controls, a party that is able to circumvent our security measures could cause interruption in our operations, damage our computers or those of our users or otherwise damage our reputation. Depending on the severity, any of these events could adversely affect our operations and financial results. In addition, if we were to experience an information security breach, we may be required to expend significant amounts to remedy, protect against or mitigate the effect of the breach, and we may not be able to remedy the situation in a timely manner, or at all. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Risks associated with our acquisition strategy could adversely affect our operating results.

We expect a portion of our growth to come from acquisitions and continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. In addition, the success of any acquisition depends in part on our ability to integrate the acquired business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of management’s attention and the Company’s financial and other resources. There can be no assurance that any acquisitions, if completed, will be successful.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of the date of this report, we do not have any unresolved staff comments.

ITEM 2.	DESCRIPTION OF PROPERTY

Sharps leases 119,489 square feet of space in Houston, Texas. Sharps has manufacturing, assembly, distribution and warehousing operations on Reed Road in Houston, Texas, and corporate offices on Kirby Drive in Houston, Texas. The Company amended the corporate office lease agreement on August 5, 2015, to include an additional 9,368 square feet of space in Houston, Texas to expand corporate office space effective in November 2015. The Company’s leases expire in 2020 with options to renew the leases for warehouses for 5 years and for office space for 10 years.

We own and operate a fully-permitted facility in Carthage, Texas that houses our processing and treatment operations in an estimated 12,000 square foot building on 4.5 acres of land. The facility is permitted to process 100 tons per day of medical, pharmaceutical and other healthcare related waste. The incinerator at the facility is currently permitted to treat 40 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste, while the autoclave is capable of treating up to eight tons per day of medical waste.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information: Beginning May 6, 2009, the Company’s common stock has been quoted on the NASDAQ under the symbol “SMED”. Previously, the Company’s common stock was quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “SCOM”. Since trading on the NASDAQ, the Company’s common stock had an average trading volume of approximately 67,000 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ (July 1, 2013 through August 24, 2015) for each quarter within the last two fiscal years.

	Common Stock
	High	Low

Fiscal Year Ending June 30, 2014
First Quarter	$3.07	$2.57
Second Quarter	$5.10	$2.99
Third Quarter	$5.36	$4.19
Fourth Quarter	$4.70	$3.89

Fiscal Year Ending June 30, 2015
First Quarter	$4.78	$4.31
Second Quarter	$5.55	$4.16
Third Quarter	$6.35	$4.25
Fourth Quarter	$6.95	$5.51

Fiscal Year Ending June 30, 2016
First Quarter (August 24, 2015)	$6.99	$6.10

Stockholders: At August 24, 2015, there were 15,386,791 shares of common stock held by approximately 156 holders of record. The last reported sale of the common stock on August 24, 2015 was $6.31 per share.

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

During the three months ended June 30, 2015, Sharps repurchased no shares. As of June 30, 2015, approximately $2.2 million remained of our $3.0 million repurchase program.

Corporate Performance Graph*: The graph compares the cumulative total return (i.e., stock price appreciation) on the Company’s common stock from the first day it began trading on the NASDAQ and each year thereafter with the cumulative total return for the same period on the NASDAQ Small Cap Index and the Dow Jones US Waste and Disposal Services Index. The graph assumes that $100 was invested on June 30, 2010 in our common stock and in the stock represented by each of the two indices.

*The Corporate Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity compensation plan information is provided as of June 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

2010 Stock Plan as approved by shareholders (1) (2)	1,085,245	$4.20	1,597,030

Notes:
(1)  Represents stock options issued under the Sharps Compliance Corp. 2010 Stock Plan.   The 2010 Stock Plan replaced the 1993 Stock Plan in November 2010. There are 302,558 stock options issued under the 1993 Stock Plan (with a weighted average exercise price of $5.31) which remain outstanding subsequent to the replacement of the 1993 Stock Plan.

(2) Number of securities to be issued and weighted average exercise price include the effect of 13,248 shares of restricted stock issued to the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes (in thousands except earnings per share data):

	For the Year Ended June 30,
	2015	2014	2013	2012	2011

Revenues	$30,902	$26,570	$21,530	$21,787	$19,395
Operating Income (Loss)	$1,236	$965	$(2,709)	$(2,521)	$(4,536)
Net Income (Loss)	$1,160	$956	$(2,712)	$(3,621)	$(2,975)

Net Income (Loss) per share:
Basic	$0.08	$0.06	$(0.18)	$(0.24)	$(0.20)
Diluted	$0.07	$0.06	$(0.18)	$(0.24)	$(0.20)

Total Assets	$29,751	$26,461	$25,532	$27,638	$30,598
Total Debt	$-	$-	$-	$-	$-
Cash and Cash Equivalents	$15,157	$13,717	$15,503	$17,498	$18,280
Working Capital	$19,711	$17,888	$16,643	$18,607	$20,226
Total Stockholders' Equity	$23,586	$21,904	$21,070	$23,180	$25,865

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the year ended June 30, 2015, 2014 and 2013, respectively. The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2015	%	2014	%	2013	%

Revenues	$30,902	100.0%	$26,570	100.0%	$21,530	100.0%
Cost of revenues	19,907	64.4%	17,581	66.2%	15,183	70.5%
Gross profit	10,995	35.6%	8,989	33.8%	6,347	29.5%
SG&A expense	9,496	30.7%	9,100	34.2%	8,619	40.0%
Legal settlement	-	0.0%	(1,538)	(5.8%)	-	0.0%
Depreciation and amortization	263	0.9%	462	1.7%	437	2.0%

Operating income (loss)	1,236	4.0%	965	3.6%	(2,709)	(12.6%)
Other income	36	0.1%	24	0.1%	12	0.1%
Income (loss) before income taxes	1,272		989		(2,697)
Income tax expense	112	0.4%	33	0.1%	15	0.1%
Net income (loss)	$1,160	3.8%	$956	3.6%	$(2,712)	(12.6%)

YEAR ENDED JUNE 30, 2015 AS COMPARED TO YEAR ENDED JUNE 30, 2014

Total revenues for the fiscal year ended June 30, 2015 of $30.9 million increased by $4.3 million, or 16.3%, from the total revenues for the fiscal year ended June 30, 2014 of $26.6 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2015	2014	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Retail	$8,726	$6,406	$2,320
Home Health Care	6,802	7,251	(449)
Professional	6,225	5,311	914
Pharmaceutical Manufacturer	4,855	3,735	1,120
Assisted Living	1,879	1,713	166
Government	1,756	495	1,261
Environmental	368	755	(387)
Other	891	941	(50)
Subtotal	31,502	26,607	4,895
GAAP Adjustment *	(600)	(37)	(563)
Revenue Reported	$30,902	$26,570	$4,332

*Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for disposal or treatment. The difference between customer billings and GAAP revenue is reflected in the Company’s consolidated balance sheet as deferred revenue. See Note 2 “Revenue Recognition” in “Notes to Consolidated Financial Statements.”

This Annual Report on Form 10-K contains certain financial information not derived in accordance with GAAP, including customer billings information. The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported. Such information should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in revenues is primarily attributable to increased billings in the Retail ($2.3 million), Government ($1.3 million), Pharmaceutical Manufacturer ($1.1 million) and Professional ($0.9 million) markets. The increase was partially offset by decreased billings in the Home Health Care ($0.4 million) and Environmental ($0.4 million) markets. The increase in Retail market billings is due to increases in flu shot related business. The growing trend of retail pharmacies expanding their healthcare services and Sharps’ estimated 75% market share in this segment drive growth for the Company. The increase in Government billings is primarily related to increased sales of the Company’s TakeAway Medication Recovery System envelopes and MedSafe solutions to multiple Government agencies. The increase in Pharmaceutical Manufacturer market billings is due to the continued rollout, including resupply orders, of several patient support programs including three new patient support program launches in the current year. The programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System. The decrease in Home Health Care market billings is due to the timing of distributor purchases. The decrease in Environmental market billings was due to timing of projects.

Cost of revenues for the year ended June 30, 2015 of $19.9 million was 64.4% of revenues. Cost of revenues for the year ended June 30, 2014 of $17.6 million was 66.2% of revenue. The higher gross margin for the year ended June 30, 2015 of 35.6% (versus 33.8% for the year ended June 30, 2014) was due to the leverage gained from higher revenue.

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2015 and 2014 were $9.5 million and $9.1 million, respectively. SG&A expense increased $0.4 million due to ongoing investment in sales and marketing-related initiatives.

The Company generated operating income of $1.2 million for the year ended June 30, 2015 compared to $1.0 million for the year ended June 30, 2014. Operating income for the year ended June 30, 2014 was positively impacted by a $1.5 million legal settlement related to the Company’s claims against the U.S. government related to a contract termination.  Without the impact of the prior year legal settlement, operating income increased $1.8 million over the prior year mainly due to the increase in revenues and gross profit (discussed above).

The Company generated income before income taxes of $1.2 million for year ended June 30, 2015 versus $1.0 million for the year ended June 30, 2014. Income before income taxes was positively impacted by improvement in operating income (discussed above).

The Company’s effective tax rate for the year ended June 30, 2015 was 8.8% reflecting primarily estimated state income taxes. The effective tax rate for the year ended June 30, 2014 was 3.3%. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance.

The Company generated net income of $1.2 million for year ended June 30, 2015 compared to net income of $1.0 million for the year ended June 30, 2014. Net income was positively impacted by operating income (discussed above).

The Company reported diluted income per share of $0.07 for the year ended June 30, 2015 versus diluted income per share of $0.06 for year ended June 30, 2014. Diluted income per share was positively impacted by improvement in net income (discussed above).

Without the impact of the prior year legal settlement, income before taxes, net income and diluted income per share increased $1.8 million, $1.7 million and $0.11 per share, respectively, during the year ended June 30, 2015 over the prior year.

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

*Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for disposal or treatment. The difference between customer billings and GAAP revenue is reflected in the Company’s consolidated balance sheet as deferred revenue. See Note 2 “Revenue Recognition” in “Notes to Consolidated Financial Statements.”

This Annual Report on Form 10-K contains certain financial information not derived in accordance with GAAP, including customer billings information. The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported. Such information should not be considered as a substitute for any measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other companies. Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in revenues is primarily attributable to increased billings in the Professional ($1.4 million), Retail ($1.4 million), Pharmaceutical Manufacturer ($1.3 million), Environmental ($0.6 million) and Home Healthcare ($0.5 million) markets. The increase in billings was partially offset by decreased billings in the Government ($0.2 million) market. The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the significant cost advantage and convenience of the Company’s Sharps Recovery mailback system when compared with the traditional pickup service for the small quantity generator sector. The increase in Retail market billings is due to increases in flu shot related business. Retail pharmacies are increasing the amount and variety of healthcare services they provide and this segment represents a long-term growth driver and key competitive advantage, given Sharps’ estimated 75% market share in this segment. The increase in Pharmaceutical Manufacturer market billings is due to the continued rollout, including resupply orders, of several patient support programs. The programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturer’s program participants which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Environmental market billings was driven by focused marketing initiatives around third party treatment services which are starting to gain traction. The decrease in Core Government billings was due to distributor sales of $0.2 million in the prior year to a major U.S. agency to facilitate the launch of our solutions in selected military bases.

Cost of revenues for the year ended June 30, 2014 of $17.6 million was 66.2% of revenues. Cost of revenues for the year ended June 30, 2013 of $15.2 million was 70.5% of revenue. The higher gross margin for the year ended June 30, 2014 of 33.8% (versus 29.5% for the year ended June 30, 2013) was due to the leverage gained from higher revenue.

SG&A expenses for the year ended June 30, 2014 and 2013 were $9.1 million and $8.6 million, respectively. SG&A for fiscal year 2014 was negatively impacted by legal expenses of $0.3 million related to our claim to the CDC related to the termination of the government contract and severance costs of $0.1 million for a former officer of the Company. SG&A for fiscal year 2013 was negatively impacted by severance costs of $0.2 million for a former officer of the Company. Excluding these items, SG&A expense increased $0.3 million due to increased sales and marketing-related spending.

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

PROSPECTS FOR THE FUTURE

The Company continues to focus on core markets and solution offerings that fuel growth. Markets served are professional offices, retail pharmacies and clinics, assisted living and long-term care facilities, home healthcare, government, pharmaceutical manufacturers and other commercial organizations that require cost-effective services for managing medical, pharmaceutical and hazardous waste.

The Company believes its growth opportunities are supported by the following:

•	A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and others such as acupuncture and tattoo services. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focuses on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices.

•	The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. The number of U.S. retail clinics is projected to increase significantly, as much as 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform, as well as patients looking for more convenient care and retail pharmacies increasing the variety and volume of healthcare services they provide. According to the Centers for Disease Control ("CDC"), 25% of flu shots for adults were administered in a retail clinic with the trend expected to increase. In addition to the continued growth in the flu shot business, there are also growth opportunities for more primary care in the retail or alternative site setting and correspondingly growth opportunities for the Company based on its significant presence in the retail market. A recent study shows that Americans visit retail clinics 10 million times a year, which represents only 2% of "all primary care patient encounters."

•	The passage of new regulations for ultimate user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long standing issue within long-term care.

•	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions, especially in the long-term care and home healthcare markets. With multiple solutions for managing regulated healthcare-related waste, the Company delivers value as a single-source provider with blended mailback and route-based pickup services matched to on the waste volumes of each facility.

•	Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste — the Company's Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal.

•	With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers premium services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications, which include data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.

•	A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps disposal and unused medication disposal solutions — the Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Biohazard Spill Kits and TakeAway Medication Recovery System envelopes.

•	In July 2015, the Company augmented its network of medical and hazardous waste service providers with an acquisition of a route-based pickup service in the northeast serving Pennsylvania, Maryland and parts of Ohio. Additionally, the Company has begun to service parts of Texas and Louisiana with route-based pickup service. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities — over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

•	The Company has new solution offerings that include ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System) and mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants).

•	The Company’s strong financial position with a cash balance of $15.2 million and no debt as of June 30, 2015.

TERMINATED CONTRACT AND LEGAL SETTLEMENT

On January 29, 2009, the Company entered into a five-year contract with the United States Department of Veterans Affairs National Acquisition Center (“VA NAC”) to provide its Sharps MWMS, a rapid-deployment solution designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters or other national emergencies in support of the CDC Division of Strategic National Stockpile. Sharps MWMS also incorporated warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. Sharps performed under the contract through January 31, 2012. On June 30, 2014, the Company entered an agreement to settle its claims against the United States government and various agencies related to the January 2012 termination of the Company’s February 2009 contract with the CDC. The settlement agreement resulted in a cash payment of $1.5 million, which was received by the Company in July 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $1.4 million to $15.2 million at June 30, 2015 from $13.7 million at June 30, 2014. The increase in cash and cash equivalents is primarily due to the receipt of the legal settlement of $1.5 million, net income of $1.2 million, an increase in accounts payable and accrued liabilities of $1.1 million and depreciation of $0.8 million offset by an increase in accounts receivable of $1.9 million and an increase in inventory of $1.4 million (discussed below).

Accounts receivable increased by $1.9 million to $6.6 million at June 30, 2015 from $4.7 million at June 30, 2014. The increase is due to timing of billings and collections.

Inventory increased by $1.4 million to $2.7 million at June 30, 2015 from $1.3 million at June 30, 2014. The increase in inventory is due to the timing of sales and changes in inventory levels to facilitate customer orders and increased demand.

Accounts payable and accrued liabilities increased $1.1 million to $3.7 million at June 30, 2015 from $2.6 million at June 30, 2014, due primarily to increased inventory levels (discussed above).

Working capital increased $1.8 million to $19.7 million at June 30, 2015 from $17.9 million at June 30, 2014. Working capital was positively impacted by an increase in accounts receivable and inventory offset by an increase in accounts payable and accrued liabilities (discussed above).

Property, plant and equipment, net decreased by $0.1 million to $3.8 million at June 30, 2015 from $3.9 million at June 30, 2014. The decrease in property and equipment is related to depreciation expense of $0.8 million, partially offset by capital expenditures of $0.7 million. The capital expenditures are attributable primarily to (i) treatment facility improvements of $0.2 million, (ii) investment in MedSafe assets of $0.3 million and (iii) investment in computer equipment of $0.2 million.

Stockholders’ equity increased by $1.7 million to $23.6 million at June 30, 2015 from $21.9 million at June 30, 2014. Stockholders’ equity was positively impacted by net income of $1.2 million and stock-based compensation of $0.5 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the years ended June 30, 2015 and 2014.

Contractual Obligations

The Company entered into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If the Company decides to cancel or terminate a lease before the end of its term, the Company would typically owe the lessor the remaining lease payments under the term of the lease. The contractual obligations related to minimum lease payments under non-cancelable operating leases as of June 30, 2015 are as follows (in thousands):

	Year Ended June 30,
	2016	2017	2018	2019	2020	Thereafter
Operating lease obligations	$743	$846	$852	$867	$814	$113

Credit Facility

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank, provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows:  (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which were approximately 3.25% and 3.50%, respectively, as of June 30, 2015. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of June 30, 2015, the Company had no outstanding borrowings, other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of June 30, 2015.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending June 30, 2016.

Treatment Facility

The Company’s treatment facility in Carthage, Texas is currently permitted to process 100 tons per day. The incinerator at the facility is currently permitted to treat 40 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste. Approximately six years ago, the Company supplemented the treatment facility’s existing incineration process with an autoclave system and technology capable of treating up to eight tons per day of medical waste at the same facility. Autoclaving is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed below). We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes, which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas. These regulations modify the emission limits and monitoring procedures required to operate an incineration facility. These new regulations and the Company’s Title V permit required additional emissions-related monitoring equipment and compliance. Such changes required us to incur capital expenditures, which are reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows in order to meet the requirements of the new regulations. No future significant expense is expected as a result of current regulations.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue from product sales when goods are shipped or delivered and title and risk of loss pass to the customer except for those sales via multiple-deliverable arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ (formerly the Sharps Disposal by Mail Systems®) and various other solutions like the Takeaway Medication Recovery Systems, referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service.

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

Stock-Based Compensation: Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In July 2015, the FASB decided to defer the original effective date by one year to be effective for annual reporting periods beginning after December 15, 2017 instead of December 15, 2016 for public entities. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In July 2015, guidance for inventory measurement was issued, which supersedes the policy currently followed by the Company. The new guidance requires the Company to measure inventory at the lower of cost and net realizable value. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within that reporting period. The Company is currently evaluating the impact of the new guidance on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of June 30, 2015 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2015.

Changes in Internal Controls

During the quarter ended June 30, 2015, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report are certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this Annual Report on Form 10-K, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

The internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the assessment, the Company’s management concluded that, as of June 30, 2015, the Company's internal control over financial reporting was effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 19, 2015.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2015, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee

The Audit Committee is comprised of certain directors of the Company who are not employees of the Company or any of its subsidiaries. Messrs. Zerrillo (Chairman), Dalton, and Holmes are the current members of the Audit Committee. The Audit Committee, among other things, meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls. The independent auditors have unrestricted access to the Audit Committee and vice versa.

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

The information required by this Item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 19, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 19, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 19, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 19, 2015.

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

10.26
Fourth Amendment to Lease Agreement dated June 24, 2014, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2014).

10.27
Third Amendment to Lease Agreement dated February 13, 2015, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2015).

10.28
Loan Agreement dated April 9, 2015, by and between Sharps Compliance, Inc. and a commercial bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2015).

10.29	Fourth Amendment to Lease Agreement dated August 5, 2015, between Sharps Compliance Inc. and Warehouse Associates Corporate Centre Kirby IV, Ltd. (filed herewith).
14.10	Sharps Compliance Corp. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 10-KSB, filed on September 20, 2004).
21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
23.2	Consent of UHY LLP (filed herewith).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPS COMPLIANCE CORP.

Dated: August 26, 2015	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 26, 2015	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 26, 2015	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 26, 2015	By: /s/ F. GARDNER PARKER
F. Gardner Parker
Chairman of the Board Of Directors

Dated: August 26, 2015	By: /s/ JOHN W. DALTON
John W. Dalton
Director

Dated: August 26, 2015	By: /s/ PARRIS H. HOLMES
Parris H. Holmes
Director

Dated: August 26, 2015	By: /s/ PHILIP C. ZERRILLO
Philip C. Zerrillo
Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sharps Compliance Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Houston, Texas
August 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sharps Compliance Corp.

We have audited the accompanying consolidated balance sheet of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two fiscal years in the period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sharps Compliance Corp. and subsidiaries as of June 30, 2014, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
Houston, Texas
August 27, 2014

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,157	$13,717
Restricted cash	-	111
Accounts receivable, net of allowance for doubtful accounts of $34 and $23, respectively	6,647	4,728
Legal settlement receivable	-	1,538
Inventory	2,738	1,320
Prepaids and other current assets	733	474
TOTAL CURRENT ASSETS	25,275	21,888

PROPERTY, PLANT AND EQUIPMENT, net	3,810	3,858

INTANGIBLE ASSETS, net of accumulated amortization of $385 and $330, respectively	666	715

TOTAL ASSETS	$29,751	$26,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,770	$1,617
Accrued liabilities	1,917	1,046
Deferred revenue	1,877	1,337
TOTAL CURRENT LIABILITIES	5,564	4,000

LONG-TERM DEFERRED REVENUE, net of current portion	483	524

OTHER LONG-TERM LIABILITIES	118	33

TOTAL LIABILITIES	6,165	4,557

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;15,575,041 and 15,460,940 shares issued, respectively and 15,383,791 and 15,299,139 shares outstanding, respectively.	156	155
Treasury stock, at cost, 191,250 and 161,801 shares repurchased, respectively.	(809)	(681)
Additional paid-in capital	24,344	23,695
Accumulated deficit	(105)	(1,265)
TOTAL STOCKHOLDERS' EQUITY	23,586	21,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,751	$26,461

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2015	2014	2013

REVENUES	$30,902	$26,570	$21,530

Cost of revenues	19,907	17,581	15,183
GROSS PROFIT	10,995	8,989	6,347

Selling, general and administrative	9,496	9,100	8,619
Legal settlement	-	(1,538)	-
Depreciation and amortization	263	462	437

OPERATING INCOME (LOSS)	1,236	965	(2,709)

OTHER INCOME (EXPENSE)
Interest income	36	24	27
Other expense	-	-	(15)
TOTAL OTHER INCOME	36	24	12

INCOME (LOSS) BEFORE INCOME TAXES	1,272	989	(2,697)

INCOME TAX EXPENSE
Current	112	33	15
TOTAL INCOME TAX EXPENSE	112	33	15

NET INCOME (LOSS)	$1,160	$956	$(2,712)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.08	$0.06	$(0.18)

Diluted	$0.07	$0.06	$(0.18)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,327	15,289	15,255
Diluted	15,564	15,401	15,255

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock			Retained Earnings
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit)	Total Stockholders' Equity

Balances, June 30, 2012	15,206,127	$152	-	$-	$22,537	$491	$23,180
Exercise of stock options	100,445	1	-	-	161	-	162
Stock-based compensation	-	-	-	-	514	-	514
Issuance of restricted stock	63,748	1	-	-	(1)	-	-
Shares repurchased	-	-	(25,360)	(74)	-	-	(74)
Net loss	-	-	-	-	-	(2,712)	(2,712)

Balances, June 30, 2013	15,370,320	154	(25,360)	(74)	23,211	(2,221)	21,070
Exercise of stock options	13,125	-	-	-	47	-	47
Stock-based compensation	-	-	-	-	438	-	438
Issuance of restricted stock	77,495	1	-	-	(1)	-	-
Shares repurchased	-	-	(136,441)	(607)	-	-	(607)
Net income	-	-	-	-	-	956	956

Balances, June 30, 2014	15,460,940	155	(161,801)	(681)	23,695	(1,265)	21,904
Exercise of stock options	61,109	-	-	-	139	-	139
Stock-based compensation	-	-	-	-	511	-	511
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(29,449)	(128)	-	-	(128)
Net income	-	-	-	-	-	1,160	1,160

Balances, June 30, 2015	15,575,041	$156	(191,250)	$(809)	$24,344	$(105)	$23,586

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,160	$956	$(2,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	830	1,105	1,103
Loss on disposal of property, plant and equipment	-	-	16
Loss on inventory write-down	-	156	-
Stock-based compensation expense	511	438	514
Changes in operating assets and liabilities:
Restricted cash	111	-	(111)
Accounts receivable	(1,919)	(2,133)	(380)
Legal settlement receivable	1,538	(1,538)	-
Inventory	(1,418)	156	587
Prepaid and other current assets	(259)	109	27
Accounts payable and accrued liabilities	1,109	164	313
Deferred revenue	499	(69)	(309)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,162	(656)	(952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(727)	(468)	(909)
Additions to intangible assets	(6)	(102)	(222)
NET CASH USED IN INVESTING ACTIVITIES	(733)	(570)	(1,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	139	47	162
Shares repurchased	(128)	(607)	(74)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11	(560)	88

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,440	(1,786)	(1,995)

CASH AND CASH EQUIVALENTS, beginning of year	13,717	15,503	17,498

CASH AND CASH EQUIVALENTS, end of year	$15,157	$13,717	$15,503

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$58	$22	$18

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

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

Business: Sharps is a leading full-service provider of cost-effective management solutions for small and medium quantity generators of medical waste, used healthcare materials and unused dispensed medications. These solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System™, Complete Needle Collection & Disposal System™, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System and Spill Clean-up Kit and Recovery System™.

Concentration of Customers and Service Providers: There is an inherent concentration of credit risk associated with accounts receivable arising from sales to its major customers. For the fiscal year ended June 30, 2015, one customer represented approximately 17% of revenues. This customer represented approximately 7%, or $0.5 million, of the total accounts receivable balance as of June 30, 2015. For the fiscal year ended June 30, 2014, one customer represented approximately 20% of revenues. This customer represented approximately 13%, or $0.6 million, of the total accounts receivable balance as of June 30, 2014. For the fiscal year ended June 30, 2013, one customer represented approximately 22% of revenues. The Company may be adversely affected by its dependence on a limited number of high volume customers.

Currently, the majority of Sharps transportation is sourced with the United States Postal Service (“USPS”), which consists of delivering the Sharps Recovery System from the end user to the Company’s facility. The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s TakeAway Recovery System products from the end user to the Company’s facility. Sharps maintains relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System solutions, the Company owns all proprietary molds and dies and utilizes three contract manufacturers for the production of the primary raw materials. Sharps believes that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions. The Company utilizes national suppliers for the majority of the raw materials used in our other products and solutions and international suppliers for Pitch-It IV Poles.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue from product sales when goods are shipped or delivered, and title and risk of loss pass to the customer except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse. During the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $2.6 million, $1.9 million and $1.1 million, respectively. As of June 30, 2015 and 2014, $1.6 million and $1.3 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System and various other solutions like the TakeAway Medication Recovery Systems referred to as “Mailbacks” and Sharps Pump and Asset Return Systems, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service.

In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting. The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price. The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided, including compliance with local, state and Federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

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

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

The income tax provision reflects the full benefit of all positions that have been taken in the Company’s income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The Company periodically reassesses the tax positions reflected in tax returns for open years based on the latest information available and determines whether any portion of the tax benefits reflected therein should be treated as an unrecognized tax benefit. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. At June 30, 2015 and 2014, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. During the fiscal year ended June 30, 2013, the Company began doing business in a number of additional states throughout the United States and began to file state income tax returns in such jurisdictions. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•    United States – fiscal years ended June 30, 2012 and after
•    State of Texas – fiscal years ended June 30, 2011 and after
•    State of Georgia – fiscal years ended June 30, 2012 and after
•    State of Pennsylvania – fiscal years ended June 30, 2012 and after
•    Other States – fiscal years ended June 30, 2013 and after

None of the Company’s federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of operations in 2015, 2014 and 2013.

Accounts Receivable: Accounts receivable consist primarily of amounts due to the Company from normal business activities. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. The Company maintains an allowance for doubtful accounts to reflect the likelihood of not collecting certain accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company has a history of minimal uncollectible accounts.

Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2015, 2014 and 2013 are as follows:

	Year Ended
	June 30,
	2015	2014	2013
Stock-based compensation expense included in:

Cost of revenue	$22	$18	$21
Selling, general and administrative	489	420	493
Total	$511	$438	$514

The Company estimates the fair value of restricted stock awards based on the closing price of the Company’s common stock on the date of the grant. The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term and the Company’s expected annual dividend yield. The risk free interest rate is derived using the U.S. Treasury yield curve in effect at date of grant. Volatility, expected life and dividend yield are based on historical experience and activity. The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2015	2014	2013

Weighted average risk-free interest rate	0.4%	0.6%	0.5%
Weighted average expected volatility	45%	52%	58%
Weighted average expected life (in years)	3.49	4.04	4.61
Dividend yield	-	-	-

The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventory: Inventory consists primarily of finished goods and supplies held for sale and are stated at the lower of cost or market using the average cost method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of physical deterioration, obsolescence, changes in price levels and other causes. At June 30, 2015, total inventory was $2.7 million of which $1.3 million was finished goods, and $1.4 million was raw materials. At June 30, 2014, total inventory was $1.3 million of which $0.6 million was finished goods, and $0.7 million was raw materials. There were no write-downs of inventory for the fiscal years ended June 30, 2015 and June 30, 2013. Total write-downs for the fiscal year ended June 30, 2014 were $0.2 million and were included in cost of goods sold.

Property, Plant and Equipment: Property, plant and equipment, including third party software and implementation costs, is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period.

Computer and software development costs, which include costs of computer software developed or obtained for internal use, all programming, implementation and costs incurred with developing internal-use software, are capitalized during the development project stage. External direct costs of materials and services consumed in developing or obtaining internal-use computer software are capitalized.

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

Intangible Assets: Intangible assets consist of (i) permit costs related to the Company’s treatment facility in Carthage, Texas, (ii) eleven patents (two acquired in June 1998, one in November 2003, one in January 2012, two in April 2012, one in August 2012, one in September 2012, one in December 2012, one in November 2013 and one in January 2014), and (iii) defense costs related to certain existing patents. Permit costs related to the facility are amortized over the expected life of the treatment facility. Patent costs are being amortized over seventeen years, the estimated useful life of the patents. At June 30, 2015 and 2014, the gross carrying amount of intangibles was $1.1 million and $1.1 million, respectively and accumulated amortization was $0.4 million and $0.3 million, respectively. During the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded amortization expense of $0.1 million, $0.1 million and less than $0.1 million, respectively. As of June 30, 2015, future amortization of intangible assets is as follows (in thousands):

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Year Ending June 30,
2016	$56
2017	55
2018	53
2019	53
2020	53
Thereafter	396
$666

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

Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $0.6 million, $0.5 million and $0.5 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property, plant and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. During the year ended June 30, 2013, an impairment loss of $0.1 million was recognized related to the leasehold improvements at the Atlanta, Georgia facility. No impairment loss was recognized during the years ended June 30, 2015 and 2014.

Employee Benefit Plans: In addition to group health-related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were less than $0.1 million in each of the fiscal years ended June 30, 2015, 2014 and 2013, respectively and are included in selling, general and administrative expenses. For purposes of the group health benefit plan and beginning February 1, 2013, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,000 for each individual and family member covered) up to the amount by which the third party insurance coverage begins (ranges from $2,000 for individual up to $14,999 for family coverage). The amount of liability at June 30, 2015 and 2014 was less than $0.1 million and is included in accrued liabilities. The Company has an Annual Incentive Plan (“AIP”) for executives of the Company, which provides for cash and stock-based compensation awards. The aggregate expense recognized during the year ended June 30, 2015 for the AIP was $0.1 million.

Net Income (Loss) Per Share: Basic earnings per share (“EPS”) excludes dilution and is determined by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at year-end due to their short-term nature.

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
JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company uses estimates to determine many reported amounts, including but not limited to allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and valuation allowances, stock-based compensation, selling price used in multiple-deliverable arrangements and return rates used to estimate the percentage of container systems sold that will not be returned. Actual results could differ from these estimates.

Recently Issued Accounting Standards: In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In July 2015, the FASB decided to defer the original effective date by one year to be effective for annual reporting periods beginning after December 15, 2017 instead of December 15, 2016 for public entities. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In July 2015, guidance for inventory measurement was issued, which supersedes the policy currently followed by the Company. The new guidance requires the Company to measure inventory at the lower of cost and net realizable value. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within that reporting period. The Company is currently evaluating the impact of the new guidance financial statements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2015 and 2014, property, plant and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2015	2014
Furniture and fixtures	3 to 5 years	$192	$192
Plant and equipment	3 to 17 years	6,410	6,153
Manufacturing	15 years	220	252
Computers and software	3 to 5 years	1,832	1,657
Leasehold improvements	3 to 15 years	897	897
Land		19	19
Construction-in-progress		276	7
		9,846	9,177
Less: accumulated depreciation		6,036	5,319

Net property, plant and equipment		$3,810	$3,858

Total depreciation expense in the fiscal years ended June 30, 2015, 2014 and 2013 was $0.8 million, $1.1 million and $1.1 million, respectively. Depreciation expense included in cost of revenues in the fiscal years ended 2015, 2014 and 2013 was $0.6 million, $0.6 million and $0.7 million, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 4 – NOTES PAYABLE AND LONG-TERM DEBT

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank, provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which was approximately 3.25% and 3.50%, respectively, as of June 30, 2015. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of June 30, 2015, the Company had no outstanding borrowings other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of June 30, 2015.

NOTE 5 – INCOME TAXES

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2015	2014	2013

Current
Federal	$29	$13	$-
State	83	20	15
	$112	$33	$15

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2015, 2014 and 2013 is as follows:

	Year Ended June 30,
	2015	2014	2013

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net	5.3%	(6.9%)	(0.4%)
Meals and entertainment	1.2%	1.2%	(0.5%)
Prior year adjustments and other	0.0%	(4.0%)	0.5%
Effective rate before valuation allowance	40.5%	24.3%	33.6%

Change in valuation allowance	(31.7%)	(21.0%)	(34.2%)
Effective tax rate	8.8%	3.3%	(0.6%)

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 5 – INCOME TAXES (continued)

During the year ended June 30, 2013, the Company recorded $0.9 million to establish a deferred tax valuation allowance to fully reserve net deferred tax assets. The Company recorded a $0.4 million and $0.2 million release of the deferred tax valuation allowance due to taxable income generated during the years ended June 30, 2015 and 2014, respectively. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence including losses over seven of the past twelve quarters, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets.

Under generally accepted accounting principles, the valuation allowance has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

At June 30, 2015 and 2014, the significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

	June 30,
	2015	2014
Deferred tax assets relating to:
Stock compensation	$892	$834
AMT and research and development credits	455	410
Deferred rent	44	23
Inventory	92	58
Professional fees	163	51
Accrued vacation	23	23
Accounts receivable allowance	13	8
Contribution carryovers	31	14
Net operating loss carryforwards	1,124	1,751
Total deferred tax assets	2,837	3,172
Deferred tax liablities related to depreciation differences	(555)	(487)
Net deferred tax assets before valuation allowance	2,282	2,685
Valuation allowance	(2,282)	(2,685)
Net deferred tax assets	$-	$-

During the years ended June 30, 2015 and 2014, the Company utilized net operating loss carryforwards for income tax purposes of approximately $1.8 million and $1.0 million, respectively, which had previously been fully offset by a deferred tax valuation allowance in the prior year.

At June 30, 2015, the Company had net operating loss carryforwards of $3.3 million which will expire, if unused, between June 30, 2031 and June 30, 2033. At June 30, 2015, the Company had various tax credit carryforwards of $0.4 million, of which $0.2 million will expire by June 30, 2030 and $0.2 million which may be carried forward indefinitely.

NOTE 6 - EQUITY TRANSACTIONS

During the years ended June 30, 2015, 2014 and 2013, stock options to purchase shares of the Company’s common stock were exercised as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 6 - EQUITY TRANSACTIONS (continued)

	Year Ended June 30,
	2015	2014	2013

Options Exercised	61,109	13,125	100,445

Proceeds (in thousands)	$139	$47	$162

Average exercise price per share	$2.30	$3.53	$1.62

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017.During the years ended June 30, 2015, 2014 and 2013, shares were repurchased as follows:

	Year Ended June 30,
	2015	2014	2013

Shares repurchased	29,449	136,441	25,360

Cash paid for shares repurchased (in thousands)	$128	$607	$74

Average price paid per share	$4.35	$4.45	$2.93

Total shares repurchased under the program are 191,250 shares at a cost of $0.8 million. As of June 30, 2015, approximately $2.2 million remained of the Company’s $3.0 million repurchase program. The Company purchased all shares with cash resources.

NOTE 7 - STOCK BASED COMPENSATION

The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Stock Plan replaced the Sharps Compliance Corp. 1993 Stock Plan (the “1993 Plan”). The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 3,000,000 shares of the Company’s common stock of which 1,085,245 options and restricted shares are outstanding as of June 30, 2015. Options granted generally vest over a period of three to four years and expire seven years after the date of grant. Restricted stock generally vests over one year.

The 1993 Plan, as amended, provided for the granting of stock-based compensation (stock options or restricted stock) of up to 4,000,000 shares of the Company’s common stock of which 302,558 shares are outstanding as of June 30, 2015. Options granted generally vest over a period of three years and expire seven years after the date of grant. Restricted stock generally vested between one to three years.

As of June 30, 2015, 2014 and 2013, options available for grant under the 2010 Plan are as follows:

June 30,	2010 Stock Plan

2015	1,597,030
2014	139,267
2013	296,308

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 7 - STOCK BASED COMPENSATION (continued)

The summary of activity for all stock options during the fiscal years ended June 30, 2015, 2014 and 2013 is presented in the table below (in thousands except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Balance at June 30, 2012	1,078	$4.60
Granted	178	$2.90
Exercised	(100)	$1.62
Forfeited or canceled	(280)	$5.82

Balance at June 30, 2013	876	$4.21
Granted	244	$3.95
Exercised	(13)	$3.53
Forfeited or canceled	(157)	$3.50

Balance at June 30, 2014	950	$4.27
Granted	516	$4.63
Exercised	(61)	$2.30
Forfeited or canceled	(30)	$4.68

Balance at June 30, 2015	1,375	$4.49

Exercisable at June 30, 2015	625	$4.63

The summary of activity for all restricted stock during the fiscal years ended June 30, 2015, 2014 and 2013 is presented in the table below (in thousands):

	Year Ended June 30,
	2015	2014	2013

Unvested at beginning of the year	15	15	17
Granted	53	62	62
Vested	(55)	(62)	(64)
Unvested at end of the year	13	15	15

The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2015, 2014 and 2013 was $4.28, $4.84 and $2.48, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2015, 2014 and 2013 was $4.44, $4.25 and $3.01, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 7 - STOCK BASED COMPENSATION (continued)

The following table summarizes information about stock options outstanding as of June 30, 2015 (in thousands except per share amounts):

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2015	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $2.50	56	0.35	$2.10
$2.51 - $3.50	173	4.99	$2.97
$3.51 - $5.50	939	4.60	$4.34
$5.51 - $7.50	110	6.73	$5.79
$7.51- $9.50	97	1.12	$8.50
	1,375		$4.49

The following table summarizes information about stock options exercisable as of June 30, 2015 (in thousands except per share amounts):

	Options Exercisable
Range of Exercise Price	Exercisable as of June 30, 2015	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$0.00 - $2.50	56	0.35	$2.10
$2.51 - $3.50	59	4.85	$2.96
$3.51 - $5.50	414	2.84	$4.31
$5.51 - $7.50	-	-	$-
$7.51- $9.50	96	1.12	$8.50
	625		$4.63

As of June 30, 2015, there was $0.6 million of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 3.0 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company leases 119,489 square feet of space in Houston, Texas. The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. The leases expire from February 2020 to August 2020 with options to renew the Company’s leases for warehouses for 5 years and for office space for 10 years.

Rent expense for the fiscal years ended June 30, 2015, 2014 and 2013 was $1.3 million, $1.3 million and $1.2 million, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2015 are as follows (in thousands):

	Year Ended June 30,
	2016	2017	2018	2019	2020	Thereafter
Operating lease obligations	$743	$846	$852	$867	$814	$113

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

The Company amended the corporate office lease agreement on August 5, 2015, to include an additional 9,368 square feet of space in Houston, Texas to expand corporate office space effective in November 2015. The future minimum lease payments for the new office space will be an additional $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.1 million for fiscal years ending June 30, 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Year Ended June 30,
	2015	2014	2013

Net income (loss), as reported	$1,160	$956	$(2,712)

Weighted average common shares outstanding	15,327	15,289	15,255
Effect of dilutive stock options	237	112	-
Weighted average diluted common shares outstanding	15,564	15,401	15,255

Net income (loss) per common share
Basic	$0.08	$0.06	$(0.18)
Diluted	$0.07	$0.06	$(0.18)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	210	655	728

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015, 2014 and 2013

NOTE 10 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables show quarterly financial information for the years ended June 30, 2015 and 2014. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands expect per share amounts).

	Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Total revenues	$7,047	$8,693	$6,171	$8,991
Cost of revenues	$4,713	$5,465	$4,511	$5,218
Operating income (loss)	$(74)	$744	$(808)	$1,374
Net income (loss)	$(74)	$749	$(812)	$1,297
Net income (loss) per share - diluted	$(0.00)	$0.05	$(0.05)	$0.08
Weighted average shares-diluted	15,288	15,423	15,360	15,804

	Quarter Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Total revenues	$6,272	$7,649	$5,553	$7,096
Cost of revenues	$3,948	$4,960	$4,144	$4,529
Operating income (loss)	$130	$120	$(935)	$1,650
Net income (loss)	$122	$120	$(935)	$1,649
Net income (loss) per share - diluted	$0.01	$0.01	$(0.06)	$0.11
Weighted average shares-diluted	15,366	15,438	15,248	15,381

NOTE 11 – SUBSEQUENT EVENTS

Effective on July 17, 2015, the Company acquired Alpha Bio/Med Services LLC, a route-based pickup service located in Pennsylvania, which services Pennsylvania, Maryland and parts of Ohio for $0.7 million.