Form 10-Q
period 2015-09-30
SHARPS COMPLIANCE CORP
filed 2015-11-04
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 2, 2015, there were 15,487,716 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	September 30,	June 30,
	2015	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,956	$15,157
Accounts receivable, net of allowance for doubtful accounts of $39 and $34, respectively	4,892	6,647
Inventory	3,419	2,738
Prepaid and other current assets	553	733
TOTAL CURRENT ASSETS	24,820	25,275

PROPERTY, PLANT AND EQUIPMENT, net	4,175	3,810

GOODWILL	413	-

INTANGIBLE ASSETS, net of accumulated amortization of $406 and $385, respectively	912	666
TOTAL ASSETS	$30,320	$29,751

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,439	$1,770
Accrued liabilities	2,034	1,917
Deferred revenue	1,910	1,877
TOTAL CURRENT LIABILITIES	5,383	5,564

LONG-TERM DEFERRED REVENUE, net of current portion	501	483

OTHER LONG-TERM LIABILITIES	221	118

TOTAL LIABILITIES	6,105	6,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,676,466 and 15,575,041 shares issued, respectively and 15,485,216 and 15,383,791 shares outstanding, respectively	157	156
Treasury stock, at cost, 191,250 shares repurchased	(809)	(809)
Additional paid-in capital	24,752	24,344
Retained earnings (accumulated deficit)	115	(105)
TOTAL STOCKHOLDERS' EQUITY	24,215	23,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,320	$29,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2015	2014

REVENUES	$7,869	$7,047
Cost of revenues	4,990	4,713
GROSS PROFIT	2,879	2,334

Selling, general and administrative	2,596	2,323
Depreciation and amortization	52	85

OPERATING INCOME (LOSS)	231	(74)

INTEREST INCOME	9	8
TOTAL INTEREST INCOME	9	8

INCOME (LOSS) BEFORE INCOME TAXES	240	(66)

INCOME TAX EXPENSE - Current	20	8

TOTAL INCOME TAX EXPENSE	20	8

NET INCOME (LOSS)	$220	$(74)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.00)

Diluted	$0.01	$(0.00)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,419	15,288
Diluted	15,926	15,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

					Additional	Retained Earnings	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balances, June 30, 2014	15,460,940	$155	(161,801)	$(681)	$23,695	$(1,265)	$21,904
Exercise of stock options	61,109	-	-	-	139	-	139
Stock-based compensation	-	-	-	-	511	-	511
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(29,449)	(128)	-	-	(128)
Net income	-	-	-	-	-	1,160	1,160

Balances, June 30, 2015	15,575,041	156	(191,250)	(809)	24,344	(105)	23,586
Exercise of stock options	101,425	1	-	-	267	-	268
Stock-based compensation	-	-	-	-	141	-	141
Net income	-	-	-	-	-	220	220

Balances, September 30, 2015	15,676,466	$157	(191,250)	$(809)	$24,752	$115	$24,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$220	$(74)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	188	242
Stock-based compensation expense	141	116
Changes in operating assets and liabilities, net of effects of business acqusition:
Restricted cash	-	111
Accounts receivable	1,806	255
Legal settlement receivable	-	1,538
Inventory	(681)	(113)
Prepaid and other current assets	180	(144)
Accounts payable and accrued liabilities	(282)	331
Deferred revenue	51	334
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,623	2,596

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(462)	(46)
Payments for acquisition, net of cash acquired	(630)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,092)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	268	-
Shares repurchased	-	(128)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	268	(128)

NET INCREASE IN CASH AND CASH EQUIVALENTS	799	2,422

CASH AND CASH EQUIVALENTS, beginning of period	15,157	13,717

CASH AND CASH EQUIVALENTS, end of period	$15,956	$16,139

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$85	$10

Escrow related to acquisition	$70	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc. and Alpha Bio/Med Services LLC (collectively, “Sharps” or the “Company”).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2015, the results of its operations for the three months ended September 30, 2015 and 2014, cash flows for the three months ended September 30, 2015 and 2014 and stockholders’ equity for the three months ended September 30, 2015 and the year ended June 30, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2016.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:  The Company recognizes revenue from product sales and services when goods are shipped or delivered, services provided, and title and risk of loss pass to the customer except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.  Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.  During the three months ended September 30, 2015 and 2014, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.6 million and $0.8 million respectively.  As of September 30, 2015 and June 30, 2015, $1.9 and $1.6 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ and various other solutions like the TakeAway Environmental Return Systems™ referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service.

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

Income Taxes:  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets.  Under generally accepted accounting principles, the valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized and is based on the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In July 2015, the FASB decided to defer the original effective date by one year to be effective for annual reporting periods beginning after December 15, 2017 instead of December 15, 2016 for public entities (effective July 1, 2018 for the Company).  The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In July 2015, guidance for inventory measurement was issued, which supersedes the policy currently followed by the Company.  The new guidance requires the Company to measure inventory at the lower of cost or net realizable value.  The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In September 2015, guidance for business combinations was issued, which simplifies the accounting for measurement-period adjustments.  The new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2015 (effective July 1, 2016 for the Company) including interim periods within the reporting period.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

The Company’s effective tax rate for the three months ended September 30, 2015 and 2014 was 8.3% and (12.1%), respectively, reflecting estimated state income taxes. The Company’s tax expense associated with taxable income during the three months ended September 30, 2015 was offset by the utilization of net operating loss carryforwards. The Company’s tax benefit associated with taxable losses during the three months ended September 30, 2014 was offset by a deferred tax valuation allowance.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank, provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which was approximately 3.25% and 3.50%, respectively, as of September 30, 2015. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of September 30, 2015, the Company had no outstanding borrowings other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of September 30, 2015.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, and subsequent reporting periods, based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Stock-based compensation costs from performance-based stock option awards are estimated at the date when key terms and conditions of the performance-based stock option award are known (the “service inception date”), and subsequent reporting periods, trued up at the grant date and recognized as expense over the employee’s requisite period (from the service inception date through the end of the vesting period).  During the three months ended September 30, 2015 and 2014, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended
	September 30,
	2015	2014
	(Unaudited)

Stock-based compensation expense included in:

Cost of revenues	$8	$4
Selling, general and administrative	133	112
Total	$141	$116

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to common stock options, restricted stock and performance-based stock option awards. In computing diluted earnings per share, the outstanding common stock options and performance-based stock option awards are considered dilutive using the treasury stock method.

The Company’s restricted stock awards are treated as outstanding for earnings per share calculations since these shares have full voting rights and are entitled to participate in dividends declared on common shares, if any, and undistributed earnings.  As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method.  For the periods presented, the amount of earnings allocated to the participating securities was not material.

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended
	September 30,
	2015	2014
	(Unaudited)

Net income (loss), as reported	$220	$(74)

Weighted average common shares outstanding	15,419	15,288
Effect of dilutive stock options	507	-
Weighted average diluted common shares outstanding	15,926	15,288

Net income (loss) per common share
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	216	237

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2015 and 2014, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended September 30,
	2015	2014
	(Unaudited)

Options Exercised	101,425	-
Proceeds (in thousands)	$268	$-
Average exercise price per share	$2.64	$-

As of September 30, 2015, there was $0.6 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.95 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension on the stock repurchase program through January 1, 2017.During the three months ended September 30, 2015 and 2014, shares were repurchased as follows:

	Three-Months Ended
	September 30,
	2015	2014
	(Unaudited)

Shares repurchased	-	29,449
Cash paid for shares repurchased (in thousands)	$-	$128
Average price paid per share	$-	$4.35

Total shares repurchased under the program are 191,250 shares at a cost of $0.8 million.  As of September 30, 2015, approximately $2.2 million remained of the Company’s $3.0 million repurchase program.  Sharps purchased all shares with cash resources.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2015	June 30, 2015
	(Unaudited)
Raw materials	$1,207	$1,345
Finished goods	2,212	1,393
Total	$3,419	$2,738

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at September 30, 2015 due to their short-term nature.

NOTE 12 – ACQUISITION

Effective on July 17, 2015, the Company acquired Alpha Bio/Med Services LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $0.7 million of which $0.1 million has been withheld for possible settlement amounts through July 2016.

The following amounts represent the fair value of the assets acquired and liabilities assumed:

Accounts receivable	$51
Fixed assets	70
Intangibles	267
Goodwill	413
Accounts payable and accrued liabilities	(101)
Total purchase price	$700

During the three months ended September 30, 2015, the Company incurred $0.1 million of acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses on our condensed consolidated statements of operations.  The results of operations of the acquired business have been included in the condensed consolidated statements of operations from the date of acquisition.

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

As a leading full-service provider of comprehensive medical waste management services including medical, pharmaceutical and hazardous, our key markets include pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps® Recovery System, is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials.  In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users.  MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”) which became effective October 9, 2014.  In July 2015, the Company augmented its network of medical and hazardous waste service providers with an acquisition of a route-based pickup service in the northeast serving Pennsylvania, Maryland and parts of Ohio. Additionally, the Company has begun to service parts of Texas and Louisiana with route-based pickup service. Our other solutions include TakeAway Medication Recovery System™, ComplianceTRACSM, Route-Based Pick-Up Service, Universal Waste Shipback Systems, TakeAway Environmental Return System™, SharpsTracer®, Sharps Secure® Needle Disposal System™, Complete Needle™ Collection & Disposal System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Biohazard Spill Clean-up Kit and Recovery System™.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2015 and 2014. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended September 30,
	2015	%	2014	%
	(Unaudited)

Revenues	$7,869	100.0%	$7,047	100.0%

Cost of revenues	4,990	63.4%	4,713	66.9%
Gross profit	2,879	36.6%	2,334	33.1%

SG&A expense	2,596	33.0%	2,323	33.0%
Depreciation and amortization	52	0.7%	85	1.2%

Operating income (loss)	$231	2.9%	$(74)	(1.1%)

Interest income	9	0.1%	8	0.1%

Income (loss) before income taxes	240	3.0%	(66)	(0.9%)
Income tax expense	20	0.3%	8	0.1%
Net income (loss)	$220	2.8%	$(74)	(1.1%)

THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

Total revenues for the three months ended September 30, 2015 of $7.9 million increased by $0.8 million, or 12%, over the total revenues for the three months ended September 30, 2014 of $7.0 million. Billings by market are as follows (in thousands):

	Three-Months Ended September 30,
	(Unaudited)
	2015	2014	Variance

BILLINGS BY MARKET:
Home Health Care	$1,951	$1,753	$198
Retail	1,749	1,995	(246)
Professional	1,711	1,451	260
Pharmaceutical Manufacturer	1,239	1,385	(146)
Assisted Living	526	450	76
Government	464	134	330
Environmental	79	94	(15)
Other	262	233	29
Subtotal	7,981	7,495	486
GAAP Adjustment *	(112)	(448)	336
Revenue Reported	$7,869	$7,047	$822

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

The increase in billings was primarily attributable to increased billings in the Government ($0.3 million), Professional ($0.3 million), Home Health Care ($0.2 million) and Assisted Living ($0.1 million) markets.  The increase was partially offset by decreased billings in the Retail ($0.2 million) and Pharmaceutical Manufacturer ($0.1 million) markets. The increase in Government market billings was primarily related to increased sales of the Company’s MedSafe solutions and TakeAway Medication Recovery System envelopes to multiple Government agencies.  The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System and our new route-based pickup service. The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Assisted Living market billings is a result of increased sales focus as well as our new route-based pickup service.  The decrease in Retail market billings is primarily due to timing of large flu shot orders for the upcoming flu season. The decrease in Pharmaceutical Manufacturer market billings is primarily due to timing of new inventory builds for existing and new customers.

Cost of revenues for the three months ended September 30, 2015 of $5.0 million was 63.4% of revenues.  Cost of revenues for the three months ended September 30, 2014 of $4.7 million was 66.9% of revenues.  The higher gross margin for the three months ended September 30, 2015 of 36.6% (versus 33.1% for the three months ended September 30, 2014) was due to leverage gained from higher revenue.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2015 and 2014 was $2.6 million and $2.3 million, respectively.  SG&A for the three months ended September 30, 2015 included $0.1 million of acquisition related costs associated with the Company’s acquisition of Alpha Bio/Med in July 2015.  Without these acquisition related costs, SG&A costs increased 8.4% compared to the prior period due to increased sales, marketing and compensation related spending.

The Company generated operating income of $0.2 million for the three months ended September 30, 2015 compared to an operating loss of ($0.1) million for the three months ended September 30, 2014.   The operating income increased mainly due to the increase in revenues and gross profit (discussed above).

The Company generated income before income taxes of $0.2 million for the three months ended September 30, 2015 versus a loss before income taxes of ($0.1) million for the three months ended September 30, 2014. Income before income taxes was positively impacted by improvement in operating income (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2015 and 2014 was 8.3% and (12.1%), respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance.

The Company generated net income of $0.2 million for the three months ended September 30, 2015 compared to a net loss of ($0.1) million for the three months ended September 30, 2014.  Net income was positively impacted by improvement in operating income (discussed above).

The Company reported diluted income per share of $0.01 for the three months ended September 30, 2015 versus diluted loss per share of ($0.00) for the three months ended September 30, 2014.  Diluted income per share was positively impacted by improvement in net income (discussed above).

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

•      The Company's strong financial position with a cash balance of $16.0 million and no debt as of September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash and cash equivalents increased by $0.8 million to $16.0 million at September 30, 2015 from $15.2 million at June 30, 2015. The increase in cash and cash equivalents is primarily due to a decrease in accounts receivable of $1.8 million, proceeds from the exercise of stock options of $0.3 million, and a decrease in prepaid and other current assets of $0.2 million.  The increase was offset in part by an increase in inventory of $0.7 million, payments for acquisition of $0.6 million and purchases of property, plant and equipment of $0.5 million in the three months ended September 30, 2015.

Accounts receivable decreased by $1.8 million to $4.9 million at September 30, 2015 from $6.6 million at June 30, 2015. The decrease is due to timing of billings and collections.

Inventory increased by $0.7 million to $3.4 million at September 30, 2015 from $2.7 million at June 30, 2015. The decrease in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

Accounts payable and accrued liabilities decreased by $0.2 million to $3.5 million at September 30, 2015 from $3.7 million at June 30, 2015.  The increase is the result of the timing of payments.

Working capital decreased to $0.3 million to $19.4 million at September 30, 2015 from $19.7 million at June 30, 2015. The decrease is primarily due to the increase in inventory, payments for acquisition and purchases of property, plant and equipment offset by a decrease in accounts receivable, proceeds from the exercise of stock options and net income (discussed above).

Property, plant and equipment, increased $0.4 million to $4.2 million at September 30, 2015 from $3.8 million at June 30, 2015.  The increase is mainly attributable to capital expenditures of $0.5 million and acquired property, plant and equipment in connection with the acquisition of $0.1 million offset in part by depreciation expense of $0.2 million. Capital expenditures are attributable primarily to treatment facility improvements of $0.1 million and investment in MedSafe assets of $0.2 million.

Stockholders’ equity increased by $0.6 million to $24.2 million at September 30, 2015 from $23.6 million at June 30, 2015.  This increase is primarily attributable to the net income for the three months ended September 30, 2015 of $0.2 million, proceeds from the exercise of stock options of $0.3 million and stock-based compensation expense of $0.1 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three months ended September 30, 2015 and the year-ended June 30, 2015.

Credit Facility

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank, provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which was approximately 3.25% and 3.50%, respectively, as of September 30, 2015. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of September 30, 2015, the Company had no outstanding borrowings other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of September 30, 2015.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending September 30, 2016.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition:  The Company recognizes revenue from product sales and services when goods are shipped or delivered, services provided, and title and risk of loss pass to the customer except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.  Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ and various other solutions like the TakeAway Environmental Return Systems™ referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service.

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

Income Taxes:  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets.  Under generally accepted accounting principles, the valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized and is based on the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

Stock-Based Compensation: Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. In July 2015, the FASB decided to defer the original effective date by one year to be effective for annual reporting periods beginning after December 15, 2017 instead of December 15, 2016 for public entities (effective July 1, 2018 for the Company).  The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In July 2015, guidance for inventory measurement was issued, which supersedes the policy currently followed by the Company.  The new guidance requires the Company to measure inventory at the lower of cost or net realizable value.  The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In September 2015, guidance for business combinations was issued, which simplifies the accounting for measurement-period adjustments.  The new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2015 (effective July 1, 2016 for the Company) including interim periods within the reporting period.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of September 30, 2015, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2015 for the Company’s risk factors.  During the three months ended September 30, 2015, there have been no changes to the Company’s risk factors.

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

During the three months ended September 30, 2015, Sharps repurchased no shares.  As of September 30, 2015, approximately $2.2 million remained of our $3.0 million repurchase program.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 4, 2015	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 4, 2015	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)