Form 10-Q
period 2015-12-31
SHARPS COMPLIANCE CORP
filed 2016-02-04
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐   No ☒

As of February 1, 2016, there were 15,479,286 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	December 31,	June 30,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,459	$15,157
Accounts receivable, net of allowance for doubtful accounts of $53 and $34, respectively	6,306	6,647
Inventory	3,787	2,738
Prepaid and other current assets	612	733
TOTAL CURRENT ASSETS	25,164	25,275

PROPERTY, PLANT AND EQUIPMENT, net	4,266	3,810

GOODWILL	1,039	-

INTANGIBLE ASSETS, net of accumulated amortization of $427 and $385, respectively	1,204	666
TOTAL ASSETS	$31,673	$29,751

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,723	$1,770
Accrued liabilities	2,407	1,917
Deferred revenue	2,264	1,877
TOTAL CURRENT LIABILITIES	6,394	5,564

LONG-TERM DEFERRED REVENUE, net of current portion	511	483

OTHER LONG-TERM LIABILITIES	216	118

TOTAL LIABILITIES	7,121	6,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,740,458 and 15,575,041 shares issued, respectively and 15,481,186 and 15,383,791 shares outstanding, respectively	158	156
Treasury stock, at cost, 259,272 and 191,250 shares repurchased, respectively	(1,349)	(809)
Additional paid-in capital	25,013	24,344
Retained earnings (accumulated deficit)	730	(105)
TOTAL STOCKHOLDERS' EQUITY	24,552	23,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,673	$29,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2015	2014
REVENUES	$9,992	$8,693
Cost of revenues	6,673	5,465
GROSS PROFIT	3,319	3,228

Selling, general and administrative	2,585	2,415
Depreciation and amortization	70	69

OPERATING INCOME	664	744

INTEREST INCOME	9	10
TOTAL INTEREST INCOME	9	10

INCOME BEFORE INCOME TAXES	673	754

INCOME TAX EXPENSE - Current	58	5

TOTAL INCOME TAX EXPENSE	58	5

NET INCOME	$615	$749

NET INCOME PER COMMON SHARE
Basic	$0.04	$0.05

Diluted	$0.04	$0.05

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

Basic	15,467	15,281
Diluted	16,062	15,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2015	2014
REVENUES	$17,861	$15,740
Cost of revenues	11,663	10,178
GROSS PROFIT	6,198	5,562

Selling, general and administrative	5,181	4,738
Depreciation and amortization	122	154

OPERATING INCOME	895	670

INTEREST INCOME	18	18
TOTAL INTEREST INCOME	18	18

INCOME BEFORE INCOME TAXES	913	688

INCOME TAX EXPENSE - Current	78	13
TOTAL INCOME TAX EXPENSE	78	13

NET INCOME	$835	$675

NET INCOME PER COMMON SHARE
Basic	$0.05	$0.04

Diluted	$0.05	$0.04

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

Basic	15,443	15,285
Diluted	15,994	15,428

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, June 30, 2014	15,460,940	$155	(161,801)	$(681)	$23,695	$(1,265)	$21,904
Exercise of stock options	61,109	-	-	-	139	-	139
Stock-based compensation	-	-	-	-	511	-	511
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(29,449)	(128)	-	-	(128)
Net income	-	-	-	-	-	1,160	1,160

Balances, June 30, 2015	15,575,041	156	(191,250)	(809)	24,344	(105)	23,586
Exercise of stock options	112,425	1	-	-	312	-	313
Stock-based compensation	-	-	-	-	358	-	358
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(68,022)	(540)	-	-	(540)
Net income	-	-	-	-	-	835	835
Balances, December 31, 2015	15,740,458	$158	(259,272)	$(1,349)	$25,013	$730	$24,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$835	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	379	460
Stock-based compensation expense	358	257
Changes in operating assets and liabilities, net of effects of business acqusition:
Restricted cash	-	111
Accounts receivable	434	367
Legal settlement receivable	-	1,538
Inventory	(943)	(888)
Prepaid and other current assets	121	(445)
Accounts payable and accrued liabilities	(105)	804
Deferred revenue	415	107
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,494	2,986

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(761)	(237)
Payments for acquisition, net of cash acquired	(1,204)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,965)	(237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	313	21
Shares repurchased	(540)	(128)
NET CASH USED IN FINANCING ACTIVITIES	(227)	(107)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(698)	2,642

CASH AND CASH EQUIVALENTS, beginning of period	15,157	13,717

CASH AND CASH EQUIVALENTS, end of period	$14,459	$16,359

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$85	$10

NON-CASH INVESTING ACTIVITIES:
Unpaid consideration related to acquisitions	$529	$-

Transfer of equipment to inventory	$106	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BACKGROUND

The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com, Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC and Bio-Team Mobile LLC (collectively, “Sharps” or the “Company”).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2015, the results of its operations for the three and six months ended December 31, 2015 and 2014, cash flows for the six months ended December 31, 2015 and 2014 and stockholders’ equity for the six months ended December 31, 2015 and the year ended June 30, 2015. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2016.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:  The Company recognizes revenue from product sales and services when goods are shipped or delivered, services provided, and title and risk of loss pass to the customer except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.  Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.  During the three and six months ended December 31, 2015, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $1.9 million and $2.5 million, respectively.  During the three and six months ended December 31, 2014, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.8 million and $1.6 million, respectively.  As of December 31, 2015 and June 30, 2015, $2.9 million and $1.6 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company).  The Company is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

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

The Company’s effective tax rate for the six months ended December 31, 2015 and 2014 was 8.5% and 1.9%, respectively, reflecting estimated state income taxes. The Company’s federal tax expense associated with taxable income during the six months ended December 31, 2015 and 2014 was offset by the utilization of net operating loss carryforwards.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank, provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which was approximately 3.50% and 3.75%, respectively, as of December 31, 2015. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of December 31, 2015, the Company had no outstanding borrowings other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of December 31, 2015.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Stock-based compensation costs from performance-based stock option awards are estimated at the date when key terms and conditions of the performance-based stock award are known (the “service inception date”), and in subsequent reporting periods, trued up at the grant date and recognized as expense over the employee’s requisite period (from the service inception date through the end of the vesting period).  During the three and six months ended December 31, 2015 and 2014, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Stock-based compensation expense included in:

Cost of revenues	$10	$6	$18	$10
Selling, general and administrative	207	135	340	247
Total	$217	$141	$358	$257

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options, restricted stock and performance-based stock option awards. In computing diluted earnings per share, the outstanding common stock options and performance-based stock option awards are considered dilutive using the treasury stock method.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income, as reported	$615	$749	$835	$675

Weighted average common shares outstanding	15,467	15,281	15,443	15,285
Effect of dilutive stock options	595	142	551	143
Weighted average diluted common shares outstanding	16,062	15,423	15,994	15,428

Net income per common share
Basic	$0.04	$0.05	$0.05	$0.04
Diluted	$0.04	$0.05	$0.05	$0.04

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	120	392	216	237

NOTE 9 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2015 and 2014, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Options exercised	11,000	10,250	112,425	10,250
Proceeds (in thousands)	$45	$21	$313	$21
Average exercise price per share	$3.98	$2.12	$2.77	$2.12

As of December 31, 2015, there was $0.5 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.6 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension on the stock repurchase program through January 1, 2017.During the three and six months ended December 31, 2015 and 2014, shares were repurchased as follows:

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Shares repurchased	68,022	-	68,022	29,449
Cash paid for shares repurchased (in thousands)	$540	$-	$540	$128
Average price paid per share	$7.94	$-	$7.94	$4.35

Total shares repurchased under the program are 259,272 shares at a cost of $1.3 million.  As of December 31, 2015, approximately $1.7 million remained of the Company’s $3.0 million repurchase program.  Sharps purchased all shares with cash resources.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31, 2015	June 30, 2015
	(Unaudited)
Raw materials	$1,236	$1,393
Finished goods	2,551	1,345
Total	$3,787	$2,738

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at December 31, 2015 due to their short-term nature.

NOTE 12 – ACQUISITIONS

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

Effective on December 14, 2015, the Company acquired Bio-Team Mobile LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $1.0 million of which $0.1 million has been withheld for possible settlement amounts through December 2016 and $0.3 million of cash consideration that was paid in January 2016.

The following amounts represent the fair value of the assets acquired and liabilities assumed:

Accounts receivable	$42
Fixed assets	68
Intangibles	313
Goodwill	626
Accounts payable and accrued liabilities	(16)
Total purchase price	$1,033

During the three and six months ended December 31, 2015, the Company incurred $0.1 million and $0.2 million, respectively, of acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses on our condensed consolidated statements of income.  The results of operations of the acquired business have been included in the condensed consolidated statements of income from the date of acquisition.   The goodwill recorded as of December 31, 2015 will be deductible for income taxes.

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

As a leading full-service provider of comprehensive medical waste management services including medical, pharmaceutical and hazardous, our key markets include pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps® Recovery System, is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials.  In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users.  MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”) which became effective October 9, 2014.  In July 2015, the Company augmented its network of medical and hazardous waste service providers with an acquisition of a route-based pickup service in the northeast serving Pennsylvania, Maryland and parts of Ohio. Additionally, the Company has begun to service parts of Texas and Louisiana with route-based pickup service. In December 2015, the Company acquired another route-based pickup service in the northeast which further expanded its operations in Pennsylvania and neighboring states.  Our other solutions include TakeAway Medication Recovery System™, ComplianceTRACSM, Route-Based Pick-Up Service, Universal Waste Shipback Systems, TakeAway Environmental Return System™, SharpsTracer®, Sharps Secure® Needle Disposal System™, Complete Needle™ Collection & Disposal System, Pitch-It IV™ Poles, Trip LesSystem®, Sharps® Pump and Asset Return System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Biohazard Spill Clean-up Kit and Recovery System™.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2015 and 2014. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2015	%	2014	%	2015	%	2014	%
	(Unaudited)				(Unaudited)

Revenue	$9,992	100.0%	$8,693	100.0%	$17,861	100.0%	$15,740	100.0%

Cost of revenue	6,673	66.8%	5,465	62.9%	11,663	65.3%	10,178	64.7%
Gross profit	3,319	33.2%	3,228	37.1%	6,198	34.7%	5,562	35.3%

SG&A expense	2,585	25.9%	2,415	27.8%	5,181	29.0%	4,738	30.1%
Depreciation and amortization	70	0.7%	69	0.8%	122	0.7%	154	1.0%

Operating income	664	6.6%	744	8.6%	895	5.0%	670	4.3%

Interest income	9	0.1%	10	0.1%	18	0.1%	18	0.1%

Income before income taxes	673	6.7%	754	8.7%	913	5.1%	688	4.4%
Income tax expense	58	0.6%	5	0.1%	78	0.4%	13	0.1%

Net income	$615	6.2%	$749	8.6%	$835	4.7%	$675	4.3%

THREE MONTHS ENDED DECEMBER 31, 2015 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2014

Total revenues for the three months ended December 31, 2015 of $10.0 million increased by $1.3 million, or 14.9%, over the total revenues for the three months ended December 31, 2014 of $8.7 million. Billings by market are as follows (in thousands):

	Three-Months Ended December 31,
	(Unaudited)
	2015	2014	Variance
BILLINGS BY MARKET:
Retail	$3,037	$3,065	$(28)
Home Health Care	2,091	1,752	339
Professional	1,861	1,707	154
Pharmaceutical Manufacturer	2,515	1,303	1,212
Assisted Living	518	455	63
Government	242	150	92
Environmental	75	46	29
Other	188	195	(7)
Subtotal	10,527	8,673	1,854
GAAP Adjustment *	(535)	20	(555)
Revenue Reported	$9,992	$8,693	$1,299

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

The increase in billings was primarily attributable to increased billings in the Pharmaceutical Manufacturer ($1.2 million), Home Health Care ($0.3 million), Professional ($0.2 million), and Government ($0.1 million) markets.  The increase in Pharmaceutical Manufacturer market billings is primarily due to timing of new inventory builds for existing and new customers.  The Company filled orders for new inventory builds for four patient support programs during the three months ended December 31, 2015.  The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System and our new route-based pickup service. The increase in Government market billings was primarily related to increased sales of the Company’s MedSafe solutions to multiple Government agencies.  Retail market billings decreased slightly reflecting a decrease in flu shot related orders, partially offset by an increase in TakeAway Medication Recovery System envelopes which were launched by certain retail pharmacies during the quarter.

Cost of revenues for the three months ended December 31, 2015 of $6.7 million was 66.8% of revenues.  Cost of revenues for the three months ended December 31, 2014 of $5.5 million was 62.9% of revenues.  Gross margin for the three months ended December 31, 2015 of 33.2% (versus 37.1% for the three months ended December 31, 2014) was adversely impacted by a mix of business including a legacy Pharmaceutical Manufacturer patient support program with a lower upfront margin and by operating costs related to the Company’s existing treatment facility.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2015 and 2014 was $2.6 million and $2.4 million, respectively.  SG&A for the three months ended December 31, 2015 included $0.1 million of acquisition related costs associated with the Company’s acquisition of Bio-Team Mobile LLC in December 2015.  Without these acquisition related costs, SG&A costs increased 4.0% compared to the prior period due to increased sales, marketing and compensation related spending.

The Company generated operating income of $0.7 million for the three months ended December 31, 2015 consistent with operating income of $0.7 million for the three months ended December 31, 2014.  Operating income was positively impacted by higher revenue offset by lower gross margins and increased SG&A expenses.

The Company generated income before income taxes of $0.7 million for the three months ended December 31, 2015 consistent with income before income taxes of $0.8 million for the three months ended December 31, 2014. Income before income taxes was positively impacted by higher revenue offset by lower gross margins and increased SG&A expenses.

The Company’s effective tax rate for the three months ended December 31, 2015 and 2014 was 8.6% and 0.7%, respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance.

The Company generated net income of $0.6 million for the three months ended December 31, 2015 compared to net income of $0.7 million for the three months ended December 31, 2014.  Net income was adversely impacted by lower gross margin (discussed above).

The Company reported diluted income per share of $0.04 for the three months ended December 31, 2015 versus diluted income per share of $0.05 for the three months ended December 31, 2014.  Diluted income per share was adversely impacted by lower gross margin (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2015 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2014

Total revenues for the six months ended December 31, 2015 of $17.9 million increased by $2.1 million, or 13.5%, over the total revenues for the six months ended December 31, 2014 of $15.7 million. Billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2015	2014	Variance
BILLINGS BY MARKET:
Retail	$4,786	$5,060	$(274)
Home Health Care	4,042	3,505	537
Professional	3,572	3,158	414
Pharmaceutical Manufacturer	3,754	2,688	1,066
Assisted Living	1,044	905	139
Government	706	284	422
Environmental	154	140	14
Other	450	428	22
Subtotal	18,508	16,168	2,340
GAAP Adjustment *	(647)	(428)	(219)
Revenue Reported	$17,861	$15,740	$2,121

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

The increase in billings was primarily attributable to increased billings in the Pharmaceutical Manufacturer ($1.1 million), Home Health Care ($0.5 million), Government ($0.4 million), Professional ($0.4 million) and Assisted Living ($0.1 million) markets.  The increase was partially offset by decreased billings in the Retail ($0.3 million) market. The increase in Pharmaceutical Manufacturer market billings is primarily due to timing of new inventory builds for existing and new customers. The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Government market billings was primarily related to increased sales of the Company’s MedSafe solutions to multiple Government agencies.  The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System and our new route-based pickup service. The increase in Assisted Living market billings is a result of increased sales focus as well as our new route-based pickup service.  The decrease in Retail market billings is primarily due to a decrease in flu shot related orders related to a delay in the peak of flu season partially offset by an increase in TakeAway Medication Recovery System envelopes which were launched by certain retail pharmacies during the year to date period.

Cost of revenues for the six months ended December 31, 2015 of $11.7 million was 65.3% of revenues.  Cost of revenues for the six months ended December 31, 2014 of $10.2 million was 64.7% of revenues.  The lower gross margin for the six months ended December 31, 2015 of 34.7% (versus 35.3% for the six months ended December 31, 2014) was due to a mix of business and operating costs related to the Company’s existing treatment facility.

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2015 and 2014 was $5.2 million and $4.7 million, respectively.  SG&A for the six months ended December 31, 2015 included $0.2 million of acquisition related costs associated with the Company’s acquisitions of Alpha Bio/Med in July 2015 and Bio-Team Mobile in December 2015.  Without these acquisition related costs, SG&A costs increased 6.2% compared to the prior period due to increased sales, marketing and compensation related spending.

The Company generated operating income of $0.9 million for the six months ended December 31, 2015 compared to $0.7 million for the six months ended December 31, 2014.   The operating income increased mainly due to the increase in revenues (discussed above).

The Company generated income before income taxes of $0.9 million for the six months ended December 31, 2015 versus income before income taxes of $0.7 million for the six months ended December 31, 2014. Income before income taxes was positively impacted by improvement in operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2015 and 2014 was 8.5% and 1.9%, respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance.

The Company generated net income of $0.8 million for the six months ended December 31, 2015 compared to $0.7 million for the six months ended December 31, 2014.  Net income was positively impacted by improvement in operating income (discussed above).

The Company reported diluted income per share of $0.05 for the six months ended December 31, 2015 versus diluted income per share of $0.04 for the six months ended December 30, 2014.  Diluted income per share was positively impacted by improvement in net income (discussed above).

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

•
In July 2015, the Company augmented its network of medical and hazardous waste service providers with an acquisition of a route-based pickup service in the northeast serving Pennsylvania, Maryland and parts of Ohio. Additionally, the Company has begun to service parts of Texas and Louisiana with route-based pickup service. In December 2015, the Company acquired another route-based pickup service in the northeast which further expanded its operations in Pennsylvania and neighboring states. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities — over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

•
The Company has new solution offerings that include ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System) and mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants).

•	The Company's strong financial position with a cash balance of $14.5 million and no debt as of December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow is primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents decreased by $0.7 million to $14.5 million at December 31, 2015 from $15.2 million at June 30, 2015.

Working capital decreased by $0.9 million to $18.8 million at December 31, 2015 from $19.7 million at June 30, 2015. The decrease is primarily attributed to a decrease in cash and cash equivalents (discussed above) and:

•	Accounts receivable decreased by $0.4 million, net of assets acquired, to $6.3 million at December 31, 2015 from $6.6 million at June 30, 2015. The decrease is due to timing of billings and collections.

•	Inventory increased by $1.0 million to $3.8 million at December 31, 2015 from $2.7 million at June 30, 2015. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders as well as transfers of Medsafe equipment to inventory of $0.1 million.

•	Accounts payable and accrued liabilities decreased by $0.1 million, net of assets acquired and unpaid consideration, to $4.1 million at December 31, 2015 from $3.7 million at June 30, 2015. The decrease is the result of the timing of payments. Accounts payable includes $0.5 million of unpaid consideration related to acquisitions.

•	Deferred revenue increased by $0.4 million to $2.8 million at December 31, 2015 from $2.4 million at June 30, 2015. The increase is due to the increase in billings for the period.

Property, plant and equipment, increased $0.5 million to $4.3 million at December 31, 2015 from $3.8 million at June 30, 2015.  The increase is mainly attributable to capital expenditures of $0.8 million of property, plant and equipment, net of assets acquired, offset in part by depreciation expense of $0.3 million and $0.1 million of transfers of equipment to inventory.  Capital expenditures are attributable primarily to investment in Medsafe assets of $0.3 million, treatment facility improvements and pickup related assets acquired of $0.3 million, $0.1 million of assets acquired related to acquisitions and computer and software assets of $0.1 million.

The Company acquired Alpha Bio/Med Services, LLC and Bio-Team Mobile LLC for $0.7 million and $1.0 million, respectively in the six months ended December 31, 2015 of which $0.5 million is unpaid consideration.

Stockholders’ equity increased by $1.0 million to $24.6 million at December 31, 2015 from $23.6 million at June 30, 2015.  This increase is primarily attributable to the net income for the six months ended December 31, 2015 of $0.8 million, proceeds from the exercise of stock options of $0.3 million and stock-based compensation expense of $0.4 million, offset by stock repurchases of $0.5 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the six months ended December 31, 2015 and the year-ended June 30, 2015.

Credit Facility

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank, provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which was approximately 3.50% and 3.75%, respectively, as of December 31, 2015. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of December 31, 2015, the Company had no outstanding borrowings other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of December 31, 2015.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending December 31, 2016.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company).  The Company is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

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

The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of December 31, 2015, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2015 for the Company’s risk factors.  During the six months ended December 31, 2015, there have been no changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017. The shares would be purchased from time to time on the open market or in privately negotiated transactions, at the Company's discretion, in each case, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements, explicit black-out dates and other factors. The purchases will be funded using the Company's available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the Company's discretion in accordance with Rule 10b-18.  During the three months ended December 31, 2015, shares were repurchased as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2015	-	$-	-	$2,190,824
November 1 - November 30, 2015	50,041	7.68	50,041	1,806,464
December 1 - December 31, 2015	17,981	8.67	17,981	1,650,612
	68,022	$7.94	68,022	1,650,612

During the three months ended December 31, 2015, Sharps repurchased 68,022 shares for approximately $0.5 million.  As of December 31, 2015, approximately $1.7 million remained of our $3.0 million repurchase program.

ITEM 6.	EXHIBITS

(a)	Exhibits:

21.1	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: February 4, 2016	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 4, 2016	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)