Form 10-Q
period 2016-03-31
SHARPS COMPLIANCE CORP
filed 2016-05-03
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2016, there were 15,444,843 outstanding shares of the Registrant’s common stock, par value $0.01 per share.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	March 31,	June 30,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,446	$15,157
Accounts receivable, net of allowance for doubtful accounts of $58 and $34, respectively	3,976	6,647
Inventory	4,137	2,738
Prepaid and other current assets	812	733
TOTAL CURRENT ASSETS	22,371	25,275

PROPERTY, PLANT AND EQUIPMENT, net	4,532	3,810

GOODWILL	1,039	-

INTANGIBLE ASSETS, net of accumulated amortization of $467 and $385, respectively	1,164	666
TOTAL ASSETS	$29,106	$29,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,508	$1,770
Accrued liabilities	1,238	1,917
Deferred revenue	2,173	1,877
TOTAL CURRENT LIABILITIES	4,919	5,564

LONG-TERM DEFERRED REVENUE, net of current portion	495	483

OTHER LONG-TERM LIABILITIES	235	118

TOTAL LIABILITIES	5,649	6,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 15,740,458 and 15,575,041 shares issued, respectively and 15,444,843 and 15,383,791 shares outstanding, respectively	158	156
Treasury stock, at cost, 295,615 and 191,250 shares repurchased, respectively	(1,554)	(809)
Additional paid-in capital	25,165	24,344
Accumulated deficit	(312)	(105)
TOTAL STOCKHOLDERS’ EQUITY	23,457	23,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,106	$29,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2016	2015

REVENUE	$6,652	$6,171
Cost of revenue	4,959	4,511
GROSS PROFIT	1,693	1,660

Selling, general and administrative	2,709	2,411
Depreciation and amortization	88	57

OPERATING LOSS	(1,104)	(808)

INTEREST INCOME	8	9

LOSS BEFORE INCOME TAXES	(1,096)	(799)

INCOME TAX (BENEFIT) EXPENSE - Current	(54)	13
TOTAL INCOME TAX (BENEFIT) EXPENSE	(54)	13

NET LOSS	$(1,042)	$(812)

NET LOSS PER COMMON SHARE
Basic	$(0.07)	$(0.05)

Diluted	$(0.07)	$(0.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:

Basic	15,462	15,360
Diluted	15,462	15,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Nine-Months Ended March 31,
	2016	2015

REVENUE	$24,513	$21,911
Cost of revenue	16,622	14,689
GROSS PROFIT	7,891	7,222

Selling, general and administrative	7,890	7,149
Depreciation and amortization	210	211

OPERATING LOSS	(209)	(138)

INTEREST INCOME	26	27

LOSS BEFORE INCOME TAXES	(183)	(111)

INCOME TAX EXPENSE - Current	24	26
TOTAL INCOME TAX EXPENSE	24	26

NET LOSS	$(207)	$(137)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:

Basic	15,449	15,309
Diluted	15,449	15,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2014	15,460,940	$155	(161,801)	$(681)	$23,695	$(1,265)	$21,904
Exercise of stock options	61,109	-	-	-	139	-	139
Stock-based compensation	-	-	-	-	511	-	511
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(29,449)	(128)	-	-	(128)
Net income	-	-	-	-	-	1,160	1,160

Balances, June 30, 2015	15,575,041	156	(191,250)	(809)	24,344	(105)	23,586
Exercise of stock options	112,425	1	-	-	312	-	313
Stock-based compensation	-	-	-	-	510	-	510
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(104,365)	(745)	-	-	(745)
Net loss	-	-	-	-	-	(207)	(207)
Balances, March 31, 2016	15,740,458	$158	(295,615)	$(1,554)	$25,165	$(312)	$23,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207)	$(137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	601	653
Stock-based compensation expense	510	383
Changes in operating assets and liabilities, net of effects of business acqusition:
Restricted cash	-	111
Accounts receivable	2,764	1,582
Legal settlement receivable	-	1,538
Inventory	(1,285)	(962)
Prepaid and other current assets	(79)	(347)
Accounts payable and accrued liabilities	(1,122)	125
Deferred revenue	308	44
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,490	2,990

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,217)	(549)
Additions to intangible assets	-	(6)
Payments for acquisitions, net of cash acquired	(1,552)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,769)	(555)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	313	128
Shares repurchased	(745)	(128)
NET CASH USED IN FINANCING ACTIVITIES	(432)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,711)	2,435

CASH AND CASH EQUIVALENTS, beginning of period	15,157	13,717

CASH AND CASH EQUIVALENTS, end of period	$13,446	$16,152

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$143	$10

NON-CASH INVESTING ACTIVITIES:
Unpaid consideration related to acquisitions	$181	$-

Transfer of equipment to inventory	$114	$-

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2016, the results of its operations for the three and nine months ended March 31, 2016 and 2015, cash flows for the nine months ended March 31, 2016 and 2015 and stockholders’ equity for the nine months ended March 31, 2016 and the year ended June 30, 2015. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2016.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition:  The Company recognizes revenue from product sales and services when goods are shipped or delivered, services provided, and title and risk of loss pass to the customer except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.  Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.  During the three and nine months ended March 31, 2016, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.4 million and $2.9 million, respectively.  During the three and nine months ended March 31, 2015, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.2 million and $1.8 million, respectively.  As of March 31, 2016 and June 30, 2015, $2.7 million and $1.6 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

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

Accounts Receivable:  Accounts receivable consist primarily of amounts due to the Company from our normal business activities.   Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.  The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency.  Actual write-offs may be in excess of the estimated allowance.  The Company has a history of minimal uncollectible accounts.

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

In July 2015, guidance for inventory measurement was issued, which supersedes the policy currently followed by the Company.  The new guidance requires the Company to measure inventory at the lower of cost or net realizable value.  The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2015, guidance for business combinations was issued, which simplifies the accounting for measurement-period adjustments.  The new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2015 (effective July 1, 2016 for the Company) including interim periods within the reporting period.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements or related disclosures; however, it may impact the reporting of future acquisitions if and when they occur.

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months.  The new guidance also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases.  The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, new guidance for stock-based compensation was issued, which simplifies the accounting for stock-based compensation related to income taxes and balance sheet and cash flow classifications. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.   The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 5 - INCOME TAXES

The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce the Company’s net deferred tax asset to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.  The Company’s net deferred tax assets have been fully reserved by a valuation allowance.

The Company’s effective tax rate for the nine months ended March 31, 2016 and 2015 was (13.1%) and (23.4%), respectively, reflecting estimated state income taxes.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank, provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which was approximately 3.50% and 3.75%, respectively, as of March 31, 2016. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of March 31, 2016, the Company had no outstanding borrowings other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of March 31, 2016.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Stock-based compensation costs from performance-based stock option awards are estimated at the date when key terms and conditions of the performance-based stock award are known (the “service inception date”), and in subsequent reporting periods, trued up at the grant date and recognized as expense over the employee’s requisite service period (from the service inception date through the end of the vesting period).  During the three and nine months ended March 31, 2016 and 2015, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Stock-based compensation expense included in:

Cost of revenue	$7	$6	$25	$16
Selling, general and administrative	145	120	485	367
Total	$152	$126	$510	$383

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net loss, as reported	$(1,042)	$(812)	$(207)	$(137)

Weighted average common shares outstanding	15,462	15,360	15,449	15,309
Effect of dilutive stock options	-	-	-	-
Weighted average diluted common shares outstanding	15,462	15,360	15,449	15,309

Net loss per common share
Basic	$(0.07)	$(0.05)	$(0.01)	$(0.01)
Diluted	$(0.07)	$(0.05)	$(0.01)	$(0.01)

Employee stock options excluded from computation of dilutive loss per share amounts because their effect would be anti-dilutive	137	200	96	302

NOTE 9 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2016 and 2015, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Options exercised	-	45,359	112,425	55,609
Proceeds (in thousands)	$-	$107	$313	$128
Average exercise price per share	$-	$2.36	$2.77	$2.31

As of March 31, 2016, there was $0.5 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.4 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension on the stock repurchase program through January 1, 2017.During the three and nine months ended March 31, 2016 and 2015, shares were repurchased as follows:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Shares repurchased	36,343	-	104,365	29,449
Cash paid for shares repurchased (in thousands)	$205	$-	$745	$128
Average price paid per share	$5.64	$-	$7.14	$4.35

Total shares repurchased under the program are 295,615 shares at a cost of $1.6 million.  As of March 31, 2016, approximately $1.4 million remained of the Company’s $3.0 million repurchase program.  The Company purchased all shares with cash resources.

NOTE 10 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2016	June 30, 2015
	(Unaudited)
Raw materials	$1,309	$1,393
Finished goods	2,828	1,345
Total	$4,137	$2,738

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at March 31, 2016 due to their short-term nature.

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

Effective on December 14, 2015, the Company acquired Bio-Team Mobile LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $1.0 million of which $0.1 million has been withheld for possible settlement amounts through December 2016.

The following amounts represent the fair value of the assets acquired and liabilities assumed:

Accounts receivable	$42
Fixed assets	68
Intangibles	313
Goodwill	626
Accounts payable and accrued liabilities	(16)
Total purchase price	$1,033

During the nine months ended March 31, 2016, the Company incurred $0.2 million of acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses on our condensed consolidated statements of operations.  No such expenses were incurred during the three months ended March 31, 2016.  The results of operations of the acquired business have been included in the condensed consolidated statements of income from the date of acquisition.   The goodwill recorded as of March 31, 2016 will be deductible for income taxes.

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2016 and 2015. The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2016	%	2015	%	2016	%	2015	%
	(Unaudited)				(Unaudited)

Revenue	$6,652	100.0%	$6,171	100.0%	$24,513	100.0%	$21,911	100.0%

Cost of revenue	4,959	74.5%	4,511	73.1%	16,622	67.8%	14,689	67.0%
Gross profit	1,693	25.5%	1,660	26.9%	7,891	32.2%	7,222	33.0%

SG&A expense	2,709	40.7%	2,411	39.1%	7,890	32.2%	7,149	32.6%
Depreciation and amortization	88	1.3%	57	0.9%	210	0.9%	211	1.0%

Operating loss	(1,104)	(16.6%)	(808)	(13.1%)	(209)	(0.9%)	(138)	(0.6%)

Interest income	8	0.1%	9	0.1%	26	0.1%	27	0.1%

Loss before income taxes	(1,096)	(16.5%)	(799)	(12.9%)	(183)	(0.7%)	(111)	(0.5%)
Income tax (benefit) expense	(54)	(0.8%)	13	0.2%	24	0.1%	26	0.1%
Net loss	$(1,042)	(15.7%)	$(812)	(13.2%)	$(207)	(0.8%)	$(137)	(0.6%)

THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Total revenues for the three months ended March 31, 2016 of $6.7 million increased by $0.5 million, or 7.8%, over the total revenues for the three months ended March 31, 2015 of $6.2 million. Billings by market are as follows (in thousands):

	Three-Months Ended March 31,
	(Unaudited)
	2016	2015	Variance

BILLINGS BY MARKET:
Home Health Care	$1,595	$1,599	$(4)
Professional	2,001	1,568	433
Retail	726	610	116
Pharmaceutical Manufacturer	1,023	754	269
Assisted Living	579	472	107
Government	423	677	(254)
Environmental	70	18	52
Other	201	187	14
Subtotal	6,618	5,885	733
GAAP Adjustment *	34	286	(252)
Revenue Reported	$6,652	$6,171	$481

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

The increase in billings was primarily attributable to increased billings in the Professional ($0.4 million), Pharmaceutical Manufacturer ($0.3 million), Retail ($0.1 million) and Assisted Living ($0.1 million) markets.  The increase in billings was partially offset by decreased billings in the Government ($0.3 million) market.  The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System and the Company’s route-based services.  The increase in Pharmaceutical Manufacturer market billings is primarily due to timing of new inventory builds for existing and new customers. The Company filled an order for a new inventory build for one patient support program during the three months ended March 31, 2016.  Retail market billings increased slightly reflecting an increase in flu shot related orders. The increase in Assisted Living market billings is a result of increased sales focus as well as the Company’s route-based services. The decrease in Government market billings was due to fewer orders for TakeAway Medication Recovery System envelopes by the VA as compared to the three months ended March 31, 2015.

Cost of revenue for the three months ended March 31, 2016 of $5.0 million was 74.5% of revenue.  Cost of revenue for the three months ended March 31, 2015 of $4.5 million was 73.1% of revenues.  Gross margin for the three months ended March 31, 2016 of 25.5% (versus 26.9% for the three months ended March 31, 2015) was negatively impacted by a mix of business.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2016 and 2015 was $2.7 million and $2.4 million, respectively.  SG&A for the three months ended March 31, 2016 included $0.1 million of additional costs related to the Company’s audit of internal controls for fiscal year 2016 which was not required in fiscal year 2015.

The Company reported an operating loss of $1.1 million for the three months ended March 31, 2016 compared to an operating loss of $0.8 million for the three months ended March 31, 2015.  Operating loss was negatively impacted by increased SG&A expenses (discussed above).

The Company reported a loss before income taxes of $1.1 million for the three months ended March 31, 2016 compared to a loss before income taxes of $0.8 million for the three months ended March 31, 2015. Loss before income taxes was negatively impacted by increased operating loss (discussed above).

The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 4.9% and (1.6%), respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a valuation allowance.

The Company reported a net loss of $1.0 million for the three months ended March 31, 2016 compared to a net loss of $0.8 million for the three months ended March 31, 2015. Net loss was negatively impacted by increased loss before income taxes (discussed above).

The Company reported diluted loss per share of ($0.07) for the three months ended March 31, 2016 versus diluted loss per share of ($0.05) for the three months ended March 31, 2015.  Diluted loss per share was negatively impacted by increased net loss (discussed above).

NINE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2015

Total revenues for the nine months ended March 31, 2016 of $24.5 million increased by $2.6 million, or 11.9%, over the total revenues for the nine months ended March 31, 2015 of $21.9 million. Billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2016	2015	Variance

BILLINGS BY MARKET:
Home Health Care	$5,637	$5,104	$533
Professional	5,573	4,726	847
Retail	5,512	5,670	(158)
Pharmaceutical Manufacturer	4,777	3,442	1,335
Assisted Living	1,623	1,377	246
Government	1,129	961	168
Environmental	224	158	66
Other	651	615	36
Subtotal	25,126	22,053	3,073
GAAP Adjustment *	(613)	(142)	(471)
Revenue Reported	$24,513	$21,911	$2,602

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

The increase in billings was primarily attributable to increased billings in the Pharmaceutical Manufacturer ($1.3 million), Professional ($0.8 million), Home Health Care ($0.5 million), Assisted Living ($0.2 million), and Government ($0.2 million) markets.  The increase was partially offset by decreased billings in the Retail ($0.2 million) market. The increase in Pharmaceutical Manufacturer market billings is primarily due to new inventory builds for existing and new customers. The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System and the Company’s route-based services. The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Assisted Living market billings is a result of increased sales focus as well as the Company’s route-based services. The increase in Government market billings was primarily related to increased sales of the Company’s MedSafe solutions to multiple Government agencies, partially offset by a decrease in sales of Take Away Medication Recovery System envelopes to the VA.  The decrease in Retail market billings reflects lower flu shot related orders due to a mild 2015 flu season.

Cost of revenue for the nine months ended March 31, 2016 of $16.6 million was 67.8% of revenue.  Cost of revenue for the nine months ended March 31, 2015 of $14.7 million was 67.0% of revenue.  The gross margin for the nine months ended March 31, 2016 of 32.2% (versus 33.0% for the nine months ended March 31, 2015) was lower than the nine months ended March 31, 2015 due to an increase in infrastructure costs at the Company’s treatment and warehouse facilities as well as a one percent increase in product costs compared to the prior year.

Selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2016 and 2015 was $7.9 million and $7.1 million, respectively.  SG&A for the nine months ended March 31, 2016 included $0.2 million of acquisition related costs associated with the Company’s acquisitions of Alpha Bio/Med in July 2015 and Bio-Team Mobile in December 2015.  Without these acquisition related costs, SG&A costs increased 8.3% compared to the prior period. The increase in SG&A was due to $0.1 million of additional costs related to the Company’s audit of internal controls for fiscal year 2016 which was not required in fiscal year 2015 and increased sales and marketing related spending compared to the prior period.

The Company reported an operating loss of $0.2 million for the nine months ended March 31, 2016 compared to an operating loss $0.1 million for the nine months ended March 31, 2015. Operating loss was negatively impacted by lower gross margin and increased SG&A expenses (discussed above).

The Company reported loss before income taxes of $0.2 million for the nine months ended March 31, 2016 versus a loss before income taxes of $0.1 million for the nine months ended March 31, 2015. Loss before income taxes was negatively impacted by increased operating loss (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2016 and 2015 was (13.1%) and (23.4%), respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a valuation allowance.

The Company reported net loss of $0.2 million for the nine months ended March 31, 2016 compared to a net loss of $0.1 million for the nine months ended March 31, 2015.  Net loss was negatively impacted by increased loss before income taxes (discussed above).

The Company reported diluted loss per share of ($0.01) for the nine months ended March 31, 2016 versus diluted loss per share of ($0.01) for the nine months ended March 31, 2015.

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

The Company believes its growth opportunities are supported by the following:

●	A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and others such as acupuncture and tattoo services. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focuses on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices.

●	The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. The number of U.S. retail clinics is projected to increase significantly, as much as 20%-25% per year, driven by the increasing demand of newly insured patients under healthcare reform, as well as patients looking for more convenient care and retail pharmacies increasing the variety and volume of healthcare services they provide. According to the Centers for Disease Control (“CDC”), 25% of flu shots for adults were administered in a retail clinic with the trend expected to increase. In addition to the continued growth in the flu shot business, there are also growth opportunities for more primary care in the retail or alternative site setting and correspondingly growth opportunities for the Company based on its significant presence in the retail market. A recent study shows that Americans visit retail clinics 10 million times a year, which represents only 2% of “all primary care patient encounters.”

●	The passage of new regulations for ultimate user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long standing issue within long-term care.

●	The changing demographics of the U.S. population - one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions, especially in the long-term care and home healthcare markets. With multiple solutions for managing regulated healthcare-related waste, the Company delivers value as a single-source provider with blended mailback and route-based pickup services matched to the waste volumes of each facility.

●	Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste — the Company’s Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal.

●	With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers premium services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications, which include data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.

●	A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps disposal and unused medication disposal solutions — the Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Biohazard Spill Kits and TakeAway Medication Recovery System envelopes.

●	In July 2015, the Company augmented its network of medical and hazardous waste service providers with an acquisition of a route-based pickup service in the northeast serving Pennsylvania, Maryland and parts of Ohio. Additionally, the Company has begun to service parts of Texas and Louisiana with route-based pickup service. In December 2015, the Company acquired another route-based pickup service in the northeast which further expanded its operations in Pennsylvania and neighboring states. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities — over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

●	The Company has new solution offerings that include ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System) and mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants).

●	The Company’s strong financial position with a cash balance of $13.4 million and no debt as of March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow is primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents decreased by $1.7 million to $13.4 million at March 31, 2016 from $15.2 million at June 30, 2015.

Working capital decreased by $2.3 million to $17.5 million at March 31, 2016 from $19.7 million at June 30, 2015. The decrease is primarily attributed to a decrease in cash and cash equivalents (discussed above) and:

●	Accounts receivable decreased by $2.8 million, net of assets acquired, to $4.0 million at March 31, 2016 from $6.6 million at June 30, 2015. The decrease is due to timing of billings and collections.

●	Inventory increased by $1.4 million to $4.1 million at March 31, 2016 from $2.7 million at June 30, 2015. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

●	Accounts payable and accrued liabilities decreased by $1.1 million, net of assets acquired and unpaid consideration, to $2.7 million at March 31, 2016 from $3.7 million at June 30, 2015. The decrease is the result of the timing of payments.

●	Deferred revenue increased by $0.3 million to $2.7 million at March 31, 2016 from $2.4 million at June 30, 2015. The increase is due to the increase in billings for the period.

Property, plant and equipment, increased $0.7 million to $4.5 million at March 31, 2016 from $3.8 million at June 30, 2015.  The increase is mainly attributable to capital expenditures of $1.2 million of property, plant and equipment, net of assets acquired, offset in part by depreciation expense of $0.5 million and $0.1 million of transfers of equipment to inventory.  Capital expenditures are attributable primarily to investment in treatment facility improvements and pickup related assets purchased of $0.5 million, MedSafe assets of $0.3 million, computer and software assets of $0.3 million and $0.1 million of assets acquired in connection with business acquisitions.

The Company acquired Alpha Bio/Med Services, LLC and Bio-Team Mobile LLC for $0.7 million and $1.0 million, respectively in the nine months ended March 31, 2016 of which $0.2 million is unpaid consideration.

Stockholders’ equity decreased by $0.1 million to $23.5 million at March 31, 2016 from $23.6 million at June 30, 2015.  This decrease is primarily attributable to share repurchases of $0.7 million and the net loss for the nine months ended March 31, 2016 of $0.2 million, offset by stock-based compensation expense of $0.5 million and proceeds from the exercise of stock options of $0.3 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the nine months ended March 31, 2016 and the year-ended June 30, 2015.

Credit Facility

On April 9, 2015, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement, which was executed effective January 28, 2014 with the same commercial bank, provides for a two-year, $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $500,000) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line), which was approximately 3.50% and 3.75%, respectively, as of March 31, 2016. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of March 31 2016, the Company had no outstanding borrowings other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $12.5 million, minimum liquidity of $7.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2017, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of March 31, 2016.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending March 31, 2017.

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

In July 2015, guidance for inventory measurement was issued, which supersedes the policy currently followed by the Company.  The new guidance requires the Company to measure inventory at the lower of cost or net realizable value.  The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period.  The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2015, guidance for business combinations was issued, which simplifies the accounting for measurement-period adjustments.  The new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2015 (effective July 1, 2016 for the Company) including interim periods within the reporting period.  The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements or related disclosures; however, it may impact the reporting of future acquisitions if and when they occur.

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months.  The new guidance also requires additional disclosures about the amount, timing, and uncertainty of cash flows arising from leases.  The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, new guidance for stock-based compensation was issued, which simplifies the accounting for stock-based compensation related to income taxes and balance sheet and cash flow classifications. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.   The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of March 31, 2016, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2015 for the Company’s risk factors.  During the nine months ended March 31, 2016, there have been no changes to the Company’s risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017. The shares would be purchased from time to time on the open market or in privately negotiated transactions, at the Company’s discretion, in each case, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements, explicit black-out dates and other factors. The purchases will be funded using the Company’s available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the Company’s discretion in accordance with Rule 10b-18.

During the three months ended March 31, 2016 shares were repurchased as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2016	1,800	$5.96	1,800	$1,639,885
February 1 - February 29, 2016	34,543	5.62	34,543	1,445,795
March 1 - March 31, 2016	-	-	-	1,445,795

	36,343	$5.64	36,343	1,445,795

During the three months ended March 31, 2016, Sharps repurchased 36,343 shares for approximately $0.2 million.  As of March 31, 2016, approximately $1.4 million remained of our $3.0 million repurchase program.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 3, 2016	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 3, 2016	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)