Form 10-K
period 2016-06-30
SHARPS COMPLIANCE CORP
filed 2016-08-25
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 31, 2015, the aggregate market value of the Registrant’s Common Stock held by non-affiliates was approximately $110.4 million (based on the closing price of $8.70 on December 31, 2015 as reported by The NASDAQ Capital Market).

The number of common shares outstanding of the Registrant was 15,901,603 as of August 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 17, 2016 are incorporated by reference into Part III.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “may,” “position,” “plan,” “potential,” “continue,” “anticipate,” “believe,” “expect,” “estimate,” “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect known and unknown risks, uncertainties and assumptions related to certain factors, including without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.  Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties.  The Company does not intend to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Sharps Compliance Corp. was formed in November 1992 as a Delaware corporation. The information presented herein is for Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC and Bio-Team Mobile LLC (collectively, “Sharps” or the “Company”). Unless the context otherwise requires, “Company,” “we,” “us” and “our” refer to Sharps Compliance Corp. and its subsidiaries.

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

Our key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, surgery centers, retail pharmacies and clinics and the professional market, which is comprised of physicians, dentists and veterinary practices. The Company’s flagship product, the Sharps® Recovery System, is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials. In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users. MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”), which became effective October 9, 2014.  In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states.  Additionally, the Company now services parts of Texas and Louisiana with route-based pickup services.  On July 1, 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast where we serve an eleven contiguous state region and more than 7,800 Northeast customers located in attractive and densely populated areas.

Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas.  Our telephone number at that location is (713) 432-0300. We currently have 99 full-time employees and 10 part-time employees. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations. Over six years ago, we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our Texas facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities). The Company utilizes ten treatment facilities owned by subcontractors of the Company which are located across the country for the proper treatment of medical waste and used healthcare materials generated by certain of our customers. This arrangement not only reduces the Company’s return transportation costs associated with its solutions but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas.  The Company’s route-based pick-up service business covers an eleven state region in the Northeast portion of the U.S., as well as Texas and Louisiana.  In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste at its treatment facility located in northeastern Pennsylvania.  The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day.  The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and also doubles as a distribution center of mailback solutions.

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

TakeAway Medication Recovery System™: a comprehensive solution designed to meet or exceed the regulations issued by the DEA implementing the Act, which became effective October 9, 2014.  The solution facilitates the proper disposal of unused medications (including controlled substances) from:

•	ultimate users, which is designed for use in the long-term care, hospice and consumer markets.

•	DEA registrants, which DEA Reverse Distribution solution is a DEA-compliant collection, return and destruction solution for DEA registrants’ expired or unused controlled substances. The system includes prepaid return transportation, materials to package for return, complete documentation of returned pharmaceuticals and proper disposal with online proof of destruction.

MedSafe®: a patent-pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications, including controlled substances, from ultimate users. MedSafe has been designed to meet or exceed the regulations issued by the DEA implementing the Act, which became effective October 9, 2014. MedSafe is designed for use in retail pharmacies, long-term care facilities, hospice, hospitals/clinics with on-site pharmacies, narcotic treatment facilities and licensed law enforcement.

Route-Based Pickup Service: as a full-service waste management services company, we offer route-based medical and hazardous waste pickup services to customers and prospects that have facilities or branches that generate larger quantities of medical, pharmaceutical (non-controlled) and limited quantities of hazardous waste or where the route-based pickup service is preferred. This blended service of mailback and pickup provides cost-savings benefits by customizing the right solution with each location to reach the best outcome for the customer.

TakeAway Recycle System™:  a solution for the collection and recycling of single-use medical devices from surgical centers and other healthcare facilities.  The system consists of containers designed for use in operating rooms or sterile processing departments.  The containers are placed in a pre-paid return box for shipping to our treatment facilities where devices are stripped to their basic components and sent to appropriate recycling facilities.  The system adds a much needed solution to the market in which many single-use devices are reprocessed or disposed of as regulated medical waste, resulting in wastes that could be recycled.

ComplianceTRACSM: a more advanced web-based version of the Company’s compliance and training program. ComplianceTRAC is designed to improve worker safety while satisfying applicable Occupational Safety and Health Administration (“OSHA”) and other requirements for the end-user. The program includes employee training for bloodborne pathogens, compliance with the Health Insurance Portability and Accountability Act of 1996 and the Hazardous Communication Standard. The online program also provides access to a database of over a million safety data sheets (formerly, material safety data sheets), safety plans, regulatory information and facility self-audits. The program is designed to replace outdated hard copy manuals with an updated platform available 24/7.

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

Other Solutions: a wide variety of other solutions including TakeAway Environmental Return System™, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, Pitch-It IV™ Poles, Asset Return System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Spill Kit and Recovery System.

MARKET OVERVIEW

The Company continues to focus on core markets and solution offerings that fuel growth. Its key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists, surgery centers and veterinary practices.  These markets require cost-effective services for managing medical, pharmaceutical and hazardous waste.

The Company believes its growth opportunities are supported by the following:

•	A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing about 100 million people or 31% of the U.S. population.

•	In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey. Additionally, the Company now services parts of Texas and Louisiana with route-based pickup services. The Company directly serves more than 8,100 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

•	The changing demographics of the U.S. population – according to the U.S. Census Bureau, 2012 Population Estimates and National Projections, one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions, especially in the long-term care and home healthcare markets. With multiple solutions for managing regulated healthcare-related waste, the Company delivers value as a single-source provider with blended mailback and route-based pickup services matched to the waste volumes of each facility.

•	The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. A recently published report by Accenture states that the number of U.S. retail clinics is projected to increase, as much as 12%-17% per year, driven by patients looking for more convenient care and retail pharmacies increasing the variety and volume of healthcare services they provide. According to the Centers for Disease Control ("CDC"), 25% of flu shots for adults were administered in a retail clinic with the trend expected to increase. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. Despite the decrease in Retail flu business for fiscal 2016 (the 2015 flu season) of 13% due to a mild flu season, Sharps believes the Retail market should continue to drive long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

•	The passage of regulations for ultimate user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long standing issue within long-term care.

•	Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste — the Company's Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal.

•	With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers comprehensive services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications, which include data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.

•	A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps disposal and unused medication disposal solutions — the Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Spill Kits and TakeAway Medication Recovery System envelopes.

•	The Company continually develops new solution offerings such as ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System), mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants) and shipback services for collection and recycling of single-use medical devices from surgical centers and other healthcare facilities (TakeAway Recycle System).

TERMINATED CONTRACT AND LEGAL SETTLEMENT

On January 29, 2009, the Company entered into a five-year contract with the United States Department of Veterans Affairs National Acquisition Center (“VA NAC”) to provide its Sharps MWMS, a rapid-deployment solution designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters or other national emergencies in support of the CDC Division of Strategic National Stockpile. Sharps MWMS also incorporated warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. Sharps performed under the contract through January 31, 2012. On June 30, 2014, the Company entered into an agreement to settle its claims against the United States government and various agencies related to the January 2012 termination of the Company’s February 2009 contract with the VA NAC.  The settlement agreement resulted in a cash payment of $1.5 million by the government, which was received by the Company in July 2014 and included in the consolidated statement of income for the fiscal year ended June 30, 2014.

COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Leading full-service national provider of comprehensive and cost-effective waste management services, including medical, pharmaceutical, and hazardous.

We offer a full line of solutions and services that address the proper management of medical waste, used healthcare materials and medication or pharmaceuticals (including controlled substances). We offer a blended product portfolio that includes both a mailback and route-based pickup service to target prospective customers with multi-site and multi-sized locations that may include facilities that generate larger quantities of waste, including medical, pharmaceutical and hazardous. This blended offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer system. Our proprietary SharpsTracer tracking and documentation systems provide customers a comprehensive electronic record of receipt and treatment of their waste to meet regulatory requirements. The Company’s mail or ship-back based services are generally offered at a significantly lower cost as compared to the traditional route-based pickup services for small quantity generators since the Company utilizes the existing infrastructure of USPS or in some cases United Parcel Service (“UPS”) for return transportation. While competitors may attempt to replicate our comprehensive solution offerings, we believe the ability to offer such a comprehensive, value-added turnkey solution is a significant competitive advantage.  We have only begun to offer this comprehensive solution over the past four years with the primary focus of our marketing efforts on educating the marketplace about us as an alternative to the historical provider of waste services, including medical, pharmaceutical and hazardous.

Vertically-integrated full-service operations.

Our operations are fully integrated, including manufacturing, assembly, distribution, treatment, online tracking and customer reporting. We have manufacturing, assembly, distribution and warehousing operations in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas, that incorporates our processing and treatment operations. Over six years ago, we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our Texas facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired medications including controlled substances (i.e., both incineration and autoclave capabilities). The Company, under an agreement with several subcontractors, utilizes ten treatment facilities located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This has not only reduced the Company’s return transportation costs but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas.  In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste as its treatment facility located in northeastern Pennsylvania.  The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day.  The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and also doubles as a distribution center of mailback solutions.  We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer tracking and documentation system. We also track treatment volumes associated with pickup services provided as part of our blended product portfolio using SharpsTracer. We also provide customized reporting and comprehensive regulatory support for many of our customers. By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers. We believe the fully-integrated nature of our operations is a key factor and differentiator leading to our success and leadership position in our industry.

Diverse product markets.

Sharps offers services and products to a wide variety of end markets. The Company’s growth strategies are focused on our key markets which include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, surgery centers, retail pharmacies and clinics and the professional market, which is comprised of physicians, dentists and veterinary practices.

Our billings by market for the years ended June 30, 2016, 2015 and 2014 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2016	2015	2014

BILLINGS BY MARKET:
Retail	26%	28%	24%
Professional	22%	20%	20%
Home Health Care	22%	22%	27%
Pharmaceutical Manufacturer	17%	15%	14%
Assisted Living	6%	6%	6%
Government	4%	5%	2%
Environmental	1%	1%	3%
Other	2%	3%	4%
	100%	100%	100%

Highly scalable business model.

Because of our business model, we can add new business while leveraging our existing infrastructure. Our facilities are able to accommodate significant additional volume, incurring only variable costs of transportation and processing. Once we gain a new customer, our profitability typically increases as our customer base grows with minimal additional overhead expense due to the embedded nature of our products and the ease with which we can accommodate additional volume.

Increased state and federal regulatory attention.

To protect citizens and waste workers from needle stick injuries, six states have passed state-wide legislation or regulations making it illegal to discard used sharps into household trash. Numerous cities, such as Seattle, have passed ordinances making household sharps disposal illegal. Almost all other states, as well as the District of Columbia and territories have passed educational requirements, or released strict guidelines regarding home sharps disposal.  Whether legislation or strict guidelines, most of the U.S. population is required or strongly encouraged to not place used sharps in the household trash. In addition, several states and counties have passed ordinances requiring businesses such as hospitals and those that sell syringes to the public, such as retail pharmacies and veterinary clinics, to take back syringes, once used, in regulatory-compliant sharps containers at no charge to the consumer.

In order to reduce accidental poisonings and pollution of our water and municipal water systems, twenty-two states and the District of Columbia have introduced legislation over the last few years intended to manage the disposal of consumer unused medications. Seven states and the District of Columbia have successfully passed such legislation. Passed or pending legislation related to disposal of consumer medications covers about two-thirds of the U.S. population. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications.  State regulatory agencies are also addressing this issue, including multiple states which now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities.  States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal.  In 2010, Congress passed the Secure and Responsible Drug Disposal Act, leading to DEA changes to the Controlled Substances Act in 2014, allowing certain DEA registrants to collect controlled substances from the public.  Collection receptacles can now be found in retail pharmacies, long-term care facilities and hospitals throughout the country.  In addition, states are beginning to more closely scrutinize generators returning through reverse distribution unused inventory medications classified as qualifying for manufacturer credit that are actually waste pharmaceuticals and should be disposed of as such. As state and federal enforcement of these statutes increases, more companies could turn to solutions such as ours to help manage their medical waste and regulatory compliance. We believe we are well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

Environmentally-conscious solution provider.

In addition to providing cost-effective solutions for our customers, the Company is committed to discovering new sustainable initiatives that mitigate the effects of potentially hazardous waste on the environment. Our patented Waste Conversion Process™ repurposes regulated medical waste and unused medications into new resources used in industrial applications, such as the generation of electricity or recycled plastics used in the industrial sector. Our TakeAway Recycle System is a solution for the collection and recycling of single-use medical devices from surgical centers and other healthcare facilities. The system consists of containers designed for use in operating rooms or sterile processing departments. The containers are placed in a pre-paid return box for shipping to our treatment facilities where devices are stripped to their basic components and sent to appropriate recycling facilities. The system adds a much needed solution to the market in which many single-use devices are reprocessed or disposed of as regulated medical waste, resulting in wastes that could be recycled. Our Universal Waste Shipback Program recycles the materials in light bulbs, batteries and other mercury-containing devices for use in new applications. In addition, the use of recycled paper and plastic materials for many of our products further demonstrates our total commitment to environmentally sound business practices. As an organization, the Company is a leading proponent for the development of solutions for the safe disposal of sharps, unused medications (including controlled substances), light bulbs, batteries and other mercury-containing devices in the community and continually works to raise public awareness of the issue.

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

Many of our customers who currently use the Sharps Recovery System could also benefit from the TakeAway Medication Recovery System, Medsafe, our hazardous waste solutions, our universal waste solutions or other specialized products.  Although currently focused primarily on the proper management of medical and pharmaceutical wastes generated by medical professionals, pharmacies (including chains and mail order), assisted living facilities and other related organizations will develop needs for our other product lines as they expand their patient service offerings. As an entrenched and value-added supplier of treatment solutions, we believe the Company has the ability to capture incremental business from our existing customers.

We are positive about anticipated growth opportunities in the Retail market. Regarding the future of this market, a recently published report by Accenture states that the number of U.S. retail clinics are projected to increase, as much as 12%-17% per year, driven by patients looking for more convenient care and retail pharmacies increasing the variety and volume of healthcare services they provide. According to the CDC, 25% of flu shots for adults were administered in a retail clinic with the trend expected to increase. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. Despite the decrease in Retail flu business for fiscal 2016 (the 2015 flu season) of 13% due to a mild flu season, Sharps believes the Retail market should continue to drive long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

The Company’s Pharmaceutical Manufacturer billings have growth from $0.3 million to $5.7 million for the years ended June 30, 2011 and 2016, respectively. We continue to see interest in our patient support program solution among pharmaceutical manufacturers as it relates to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes.  The Company expects to launch two additional patient support programs for new drug therapies during fiscal year 2017.  The patient support programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer system tracks the return of the Sharps Recovery System by the patient to the treatment facility and then makes available to the pharmaceutical manufacturer electronic data. This data assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up, which potentially could lead to better outcomes. We believe the Company is the leader in providing solutions of this type to this market.

Active Acquisition Program

Over the past four years, the Company has developed a network of medical and hazardous waste service providers including those with route-based pickup services, which allows the Company to serve the entire U.S. medical and hazardous waste market. In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states.  On July 1, 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast where we serve an eleven contiguous state region and more than 7,800 Northeast customers located in attractive and densely populated areas.  Additionally, the Company has begun to service parts of Texas and Louisiana with route-based pickup services. The Company directly serves more than 8,100 customer locations with route-based pickup services offered to areas encompassing about 100 million people or 31% of the U.S. population. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers serving the entire U.S., the Company offers clients a blended product portfolio to effectively target current and prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical and hazardous waste. The offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer system. The Company believes the comprehensive offering will continue to assist the Company in obtaining larger opportunities whereby the customer has both larger and smaller facilities generating medical waste, used healthcare materials and hazardous waste resulting in a more consistent and predictable revenue base for the Company.

Develop new products and services.

We continue to develop new solution offerings including ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System), mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants) and shipback services for the collection and recycling of single-use devices (TakeAway Recycle System).  These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products. We will continue our efforts to develop new solution offerings designed to facilitate the proper and cost effective management of medical waste, used healthcare materials, pharmaceutical waste, hazardous waste and unused dispensed medications to better serve our customers and the environment. Additionally, we will continue to seek out and identify prospective new customers and markets for new solutions designed to meet the needs of these new customer segments.

Enhance sales and marketing efforts.

Over the past five years, the Company has made ongoing investments in sales and marketing initiatives to drive growth in two areas:

•	Web and Inside Sales — Through targeted telemarketing initiatives (inside sales), e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company’s innovative solution offerings with a focus on individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities.

•	Field Sales – The field sales team focuses on larger dollar and nationwide opportunities in most of the markets served. The field sales team is able to address larger opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive waste management offering.

We have seen success with this approach in fiscal years 2014 through 2016 and believe the comprehensive offering capabilities will continue to accelerate revenue growth of the Company.

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

CONCENTRATION OF CREDIT AND SUPPLIERS

There is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2016, one customer represented approximately 17% of revenue. This customer also represented approximately 17%, or $1.0 million, of the total accounts receivable balance at June 30, 2016. For the fiscal year ended June 30, 2015, one customer represented approximately 17% of revenue. This customer represented approximately 7%, or $0.5 million, of the total accounts receivable balance at June 30, 2015. For the fiscal year ended June 30, 2014, one customer represented approximately 20% of revenue. We may be adversely affected by our dependence on a limited number of high volume customers. Management believes that the risks are mitigated by (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of our traditional customer base.

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

We maintain relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System solutions, we own all proprietary molds and dies and utilize several contract manufacturers for the production of the primary raw materials. We believe that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions. We utilize national suppliers for the majority of the raw materials used in our other products and solutions and international suppliers for Pitch-It IV Poles.

INTELLECTUAL PROPERTY

We have a portfolio of trademarks and patents, both granted and pending. We consider our trademarks important in the marketing of our products and services, including the Sharps logo, Sharps Recovery System, TakeAway Medication Recovery System, MedSafe, SharpsTracer, Sharps Secure, TakeAway Environmental Return System, Complete Needle and PELLA-DRX™ among others. With respect to our registered marks, we continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. We have a number of patents issued, including those applicable to our PELLA-DRX waste conversion process (patent numbers US 8,163,045, US 8,100,989, US 8,268,073 and US 4,440,534), our Sharps Secure Needle Disposal System (patent numbers US 8,162,139 and US 8,235,883), our unique design features related to the TakeAway Environmental Return System drop-off boxes (patent number US 8,324,443) and our Complete Needle Collection & Disposal System (patent number US 4,463,106). We have patents pending on our MWMS rapid deployment system and our MedSafe solution.

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete in certain markets with Stericycle, the largest medical waste company in the country, which focuses primarily on a pickup service business model. With the addition of the route-based pickup services offered through a network of medical and hazardous waste services providers as well as plans to expand our route-based pickup services in Texas and throughout the Northeast, the Company believes it is better positioned with its comprehensive medical waste management offering to compete with Stericycle. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications (including controlled substances), it could face additional and possibly significant competition. We believe our comprehensive line of proven solution offerings, comprehensive medical waste management service offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically-integrated producer of products and services provide significant differentiation in the current competitive market.

GOVERNMENT REGULATION

Sharps is subject to extensive federal, state and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the Department of Transportation, the U.S. Food and Drug Administration, the State of Texas, the State of Pennsylvania and local governments with respect to our facilities and operations. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. Our estimated annual costs of complying with these laws, regulations and guidelines, including environmental laws, is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for Sharps to be in compliance with such changing laws, rules and regulations.

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

We continued to experience core revenue growth in fiscal year 2016 as we saw the benefits of our marketing activities in all of our target markets. Revenue increased 8% to $33.4 million for the fiscal year ended June 30, 2016 driven by increases in the professional market due primarily to targeted telemarketing initiatives and promotional activities, continued rollout of new patient support programs in the pharmaceutical market and increases in the home health care and assisted living markets. The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need at some point to add operations, administrative and other personnel and to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis or expand our operations and systems to the extent and in the time required.

If the flu related business of our customers decreases, the revenues generated by our business could decrease.

Our operating results are dependent in part upon the amount and types of solutions necessary to service our customers’ needs which are heavily influenced by the total number of patients our customers are serving at any time, especially related to the administration of flu shots.  At times of lower patient activity, our customers have a decreased need for our services on a supplemental or peak needs basis.  Our operating results can vary depending on the timing and severity of the flu season as well as other factors affecting the volume of flu shots administered in the retail setting.

Our quarterly results may fluctuate significantly.

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future.  Factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to, seasonality; the timing of inventory builds for patient support programs of our pharmaceutical manufacturer customers; the timing and severity of the flu season; fluctuations in inventory, energy, transportation, labor, heathcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; and many of the other risk factors discussed herein.  Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

Our business is dependent on a small number of customers. To the extent we are not successful in winning additional business mandates from our government and commercial customers or attracting new customers, our results of operations and financial condition would be adversely affected.

We are dependent on a small group of customers. In addition, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2016, one customer represented approximately 17% of revenue. This customer also represented approximately 17%, or $1.0 million, of the total accounts receivable balance at June 30, 2016. To the extent significant customers are delinquent or delayed in paying, or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

The loss of the Company’s senior executives could affect the Company’s ability to manage the business profitability.

Our growth and development to date has been largely dependent on the active participation and leadership of our senior management team consisting of the Company’s CEO and President, Senior Vice President of Sales, Vice President and CFO, Vice President of Operations, Vice President of Quality Assurance and Vice President of Marketing. We believe that the continued success of the business is largely dependent upon the continued employment of the senior management team and have, therefore, (i) entered into individual employment arrangements with key personnel and (ii) approved the Compensation and Incentive Plan for participation by the senior management team in order to provide an incentive for their continued employment with the Company. The unplanned loss of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact the Company’s ability to execute its business plan.

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

We expect a portion of our growth to come from acquisitions, and we continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. In addition, the success of any acquisition depends in part on our ability to integrate the acquired business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of management’s attention and the Company’s financial and other resources. There can be no assurance that any acquisitions, if completed, will be successful.

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

The Company is subject to extensive and costly federal, state and local laws, and existing or future regulations may restrict the Company’s operations, increase our costs of operations and subject us to additional liability.

We are subject to extensive federal, state and/or local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the Department of Transportation, the U.S. Food and Drug Administration, the state of Texas, the state of Pennsylvania and local governments with respect to our facilities and operations. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. We believe that we are currently in compliance in all material respects with all applicable laws and regulations governing our business, including the permits and authorizations for our incinerator facility. Our estimated annual costs of complying with these laws, regulations and guidelines, including environmental laws, is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for us to be in compliance with such changing laws, rules and regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical waste could result in a reduced demand for our products and services and could have a material adverse effect on our revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change.

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

Our business utilizes a treatment facility for the proper disposal or treatment of medical waste, used health care materials and unused pharmaceuticals. Our owned facility has both incineration and autoclave technologies in Carthage, Texas. Sharps believes it operates and maintains the facility in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving treatment and disposal and the operation of the incinerator and autoclave facility. The failure to maintain the permits for the treatment facility or unfavorable conditions contained in the permits or new regulations could substantially impair our operations and reduce our revenues. During fiscal years 2014 through 2016, the Company, under agreements with several subcontractors, utilized ten treatment facilities owned by subcontractors of the Company, which are located across the country for the proper treatment of medical waste and used healthcare materials generated by our customers. This has not only reduced the Company’s return transportation costs but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facility in Carthage, Texas.  In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste as its treatment facility located in northeastern Pennsylvania.  The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day.  The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and also doubles as a distribution center of mailback solutions.  Any disruption in the availability of a disposal or treatment facility, whether as a result of action taken by governmental authorities, natural disasters or otherwise, would have an adverse effect on our operations and results of operations.

The handling and disposal or treatment of regulated waste carries with it the risk of personal injury to employees and others.

Our business requires us to handle materials that may be infectious or hazardous to life and property in other ways. Although our products and procedures are designed to minimize exposure to these materials, the possibility of accidents, leaks, spills and acts of God always exists. Examples of possible exposure to such materials include:  truck accidents, damaged or leaking containers, improper storage of regulated waste by customers, improper placement by customers of materials into the waste stream that we are not authorized or able to process, such as certain body parts and tissues; or malfunctioning treatment plant equipment.  Human beings, animals or property could be injured, sickened or damaged by exposure to regulated waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us. While we carry liability insurance intended to cover these contingencies, particular instances may occur that are not insured against or that are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

An inability to win additional government contracts could have a material adverse effect on our operations and adversely affect our future revenue.

A material amount of our revenues was generated through a contract with a major U.S. government agency for the period from March 2009 through the contract’s termination in January 2012 totaling $33 million. In the years subsequent to the contract’s termination, our Company-wide revenues experienced a decrease compared to prior periods. Although the Company has secured some U.S. government business during fiscal year 2016, there can be no assurances that future periods will include similar business. All contracts with, or subcontracts involving, the federal government are terminable or subject to renegotiation by the applicable governmental agency on 30 days’ notice at the option of the governmental agency. If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

As a government contractor, we are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.

Governmental contracts or subcontracts involving governmental facilities are often subject to specific procurement regulations, contract provisions and a variety of other requirements relating to the formation, administration, performance and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable regulations and contractual provisions. If we fail to comply with any regulations, requirements or statutes, our existing governmental contracts or subcontracts involving governmental facilities could be terminated, or we could be suspended from government contracting or subcontracting. If one or more of our governmental contracts or subcontracts are terminated for any reason, or if we are suspended or barred from government work, we could suffer a significant reduction in expected revenues and profits. Furthermore, as a result of our governmental contracts or subcontracts involving governmental facilities, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements or statutes.

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

The Company’s common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED.”  The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Over the past three years, the Company’s common stock has had an average trading volume of approximately 63,000 shares traded per month. It may be difficult for investors to sell shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

We may be subject to information technology system failures, network disruptions and breaches in data security.

We rely upon sophisticated information technology systems, infrastructure and security procedures and systems to operate our business and ensure the secure storage and transmission of information. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of sensitive data. Our security measures could be breached by third-party action, computer viruses, accidents or error or misconduct by an employee or contractor. Because techniques used to obtain unauthorized access, disable or degrade service or to sabotage computer systems change frequently, it may be difficult to detect immediately and we may be unable to implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving employees, contractors and temporary staff. We have encountered threats of this type from time to time, none of which have materially impacted our operations or financial results. Although we maintain a system of information security and controls, a party that is able to circumvent our security measures could cause interruption in our operations, damage our computers or those of our users or otherwise damage our reputation. Depending on the severity, any of these events could adversely affect our operations and financial results. In addition, if we were to experience an information security breach, we may be required to expend significant amounts of time and money to remedy, protect against or mitigate the effect of the breach, and we may not be able to remedy the situation in a timely manner, or at all. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

As of the date of this report, we do not have any unresolved staff comments.

ITEM 2.	PROPERTIES.

Sharps leases 128,857 square feet of space in Houston, Texas. Sharps has manufacturing, assembly, distribution and warehousing operations on Reed Road in Houston, Texas, and corporate offices on Kirby Drive in Houston, Texas. The Company’s Houston leases expire in 2020 and 2021 with options to renew the leases for warehouses for 5 years and for office space for 10 years.

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

The Company also leases 45,480 square feet of space in Pennsylvania, including 40,000 square feet which the Company plans to utilize as a fully-permitted facility to house a treatment and distribution facility.  The Company’s Pennsylvania facility lease expires in 2021 with an option to renew the lease for ten years. The facility is permitted as both a medical waste treatment facility, utilizing an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day.

ITEM 3.	LEGAL PROCEEDINGS.

See Note 8 – Commitments and Contingencies in the notes to the consolidated financial statements (Item 8 of Part II).

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information: The Company’s common stock is quoted on the NASDAQ under the symbol “SMED”. Over the past three years, the Company’s common stock has had an average trading volume of approximately 63,000 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ (July 1, 2014 through August 22, 2016) for each quarter within the last two fiscal years.

	Common Stock
	High	Low

Fiscal Year Ending June 30, 2015
First Quarter	$4.78	$4.31
Second Quarter	$5.55	$4.16
Third Quarter	$6.35	$4.25
Fourth Quarter	$6.95	$5.51

Fiscal Year Ending June 30, 2016
First Quarter	$9.53	$6.10
Second Quarter	$10.11	$7.32
Third Quarter	$8.57	$4.75
Fourth Quarter	$6.03	$4.16

Fiscal Year Ending June 30, 2017
First Quarter (August 22, 2016)	$5.84	$4.29

Stockholders: At August 22, 2016, there were 15,901,603 shares of common stock held by approximately 154 holders of record. The last reported sale of the common stock on August 22, 2016 was $4.58 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain its cash generated from operations for working capital purposes and to fund the continued expansion of its business and does not anticipate paying any dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities:  On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017. The shares will be purchased from time to time on the open market or in privately negotiated transactions, at the Company's discretion, in each case, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, subject to market and business conditions, applicable legal requirements, explicit black-out dates and other factors. The purchases will be funded using the Company's available cash balances and cash generated from operations. The program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the Board's discretion in accordance with Rule 10b-18.

During the year ended June 30, 2016, Sharps repurchased 104,365 shares for $0.7 million. As of June 30, 2016, approximately $1.4 million remained of our $3.0 million repurchase program.  During the three months ended June 30, 2016, the Company did not repurchase any shares.

Corporate Performance Graph*: The graph compares the cumulative total return (i.e., stock price appreciation) on the Company’s common stock from the first day it began trading on the NASDAQ and each year thereafter with the cumulative total return for the same period on the NASDAQ Small Cap Index and the Dow Jones US Waste and Disposal Services Index. The graph assumes that $100 was invested on June 30, 2011 in our common stock and in the stock represented by each of the two indices.

*The Corporate Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity compensation plan information is provided as of June 30, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

2010 Stock Plan as approved by shareholders (1) (2)	1,056,385	$4.40	1,516,773

Notes:
(1) Represents stock options issued under the Sharps Compliance Corp. 2010 Stock Plan. The 2010 Stock Plan replaced the Sharps Compliance Corp. 1993 Stock Plan in November 2010. There are 246,250 stock options issued under the 1993 Stock Plan (with a weighted average exercise price of $6.03) which remain outstanding.
(2) Number of securities to be issued and weighted average exercise price include the effect of 13,248 shares of restricted stock issued to the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes (in thousands except earnings per share data):

	For the Year Ended June 30,
	2016	2015	2014	2013	2012

Revenues	$33,383	$30,902	$26,570	$21,530	$21,787
Operating Income (Loss)	$5	$1,236	$965	$(2,709)	$(2,521)
Net Income (Loss)	$13	$1,160	$956	$(2,712)	$(3,621)

Net Income (Loss) per share:
Basic	$0.00	$0.08	$0.06	$(0.18)	$(0.24)
Diluted	$0.00	$0.07	$0.06	$(0.18)	$(0.24)

Total Assets	$30,147	$29,751	$26,461	$25,532	$27,638
Total Debt	$-	$-	$-	$-	$-
Cash and Cash Equivalents	$12,435	$15,157	$13,717	$15,503	$17,498
Working Capital	$17,232	$19,623	$17,888	$16,643	$18,607
Total Stockholders' Equity	$23,843	$23,586	$21,904	$21,070	$23,180

Notes:
•	2014 Operating income and net income include $1.5 million for a legal settlement received by the Company.
•
2016 Revenues, operating income and net income include the results of operations for the acquisitions during the year which were not individually or in the aggregate material to the Company’s financial position.  Additionally, the acquisitions pro forma results would not have a material impact on the Company’s results had the acquisitions occurred at the beginning of the current year or previous year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the years ended June 30, 2016, 2015 and 2014, respectively. The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Income (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2016	%	2015	%	2014	%

Revenues	$33,383	100.0%	$30,902	100.0%	$26,570	100.0%
Cost of revenues	22,272	66.7%	19,907	64.4%	17,581	66.2%
Gross profit	11,111	33.3%	10,995	35.6%	8,989	33.8%
SG&A expense	10,812	32.4%	9,496	30.7%	9,100	34.2%
Legal settlement	-	0.0%	-	0.0%	(1,538)	(5.8%)
Depreciation and amortization	294	0.9%	263	0.9%	462	1.7%

Operating income	5	0.0%	1,236	4.0%	965	3.6%

Other income	32	0.1%	36	0.1%	24	0.1%

Income before income taxes	37		1,272		989

Income tax expense	24	0.1%	112	0.4%	33	0.1%
Net income	$13	0.0%	$1,160	3.8%	$956	3.6%

YEAR ENDED JUNE 30, 2016 AS COMPARED TO YEAR ENDED JUNE 30, 2015

Total revenues for the fiscal year ended June 30, 2016 of $33.4 million increased by $2.5 million, or 8%, from the total revenues for the fiscal year ended June 30, 2015 of $30.9 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2016	2015	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Retail	$8,798	$8,726	$72
Professional	7,571	6,225	1,346
Home Health Care	7,378	6,802	576
Pharmaceutical Manufacturer	5,708	4,855	853
Assisted Living	2,194	1,879	315
Government	1,541	1,756	(215)
Environmental	259	368	(109)
Other	845	891	(46)
Subtotal	34,294	31,502	2,792
GAAP Adjustment *	(911)	(600)	(311)
Revenue Reported	$33,383	$30,902	$2,481

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

The increase in billings was primarily attributable to increased billings in the Professional ($1.3 million), Pharmaceutical Manufacturer ($0.9 million), Home Health Care ($0.6 million) and Assisted Living ($0.3 million) markets.  The increase was partially offset by decreased billings in the Government ($0.2 million) and Environmental ($0.1 million) markets. The increase in Professional market billings is mainly a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System and the Company’s route-based services.  The increase in Pharmaceutical Manufacturer market billings is primarily due to new inventory builds for existing and new customers.  The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Assisted Living market billings is primarily a result of the increased sales focus as well as the Company’s route-based services. The decrease in Government market billings was primarily related to slower than expected demand for our TakeAway Envelopes from the United States Department of Veteran Affairs (“VA").  The decrease in Environmental market billings was primarily due to more project related activity in the prior year.  Retail billings, which increased slightly in 2016, were negatively impacted by a mild flu season, but positively impacted by the launch of the TakeAway Medication Recovery System envelopes by certain retail customers when compared with the prior year.

Cost of revenue for the year ended June 30, 2016 of $22.3 million was 66.7% of revenue.  Cost of revenue for the year ended June 30, 2015 of $19.9 million was 64.4% of revenue.  The gross margin for the year ended June 30, 2016 of 33.3% (versus 35.6% for the year ended June 30, 2015) was lower mainly due to an increase in infrastructure costs including rent on the new Pennsylvania treatment facility and higher return transportation costs associated with a USPS rate increase effective February 1, 2016.

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2016 and 2015 were $10.8 million and $9.5 million, respectively.  SG&A expenses for the year ended June 30, 2016 included $0.2 million of acquisition related costs associated with the Company’s acquisition program, $0.2 million of additional costs related to the Company’s audit of internal controls over financial reporting for fiscal year 2016 which was not required in fiscal year 2015 and increased sales and marketing related spending compared to the prior year.

The Company generated minimal operating income for the year ended June 30, 2016 compared to $1.2 million for the year ended June 30, 2015.  Operating income was negatively impacted by lower gross profit and higher SG&A (discussed above).

The Company reported income before income taxes of $37,000 for the year ended June 30, 2016 versus $1.3 million for the year ended June 30, 2015. Income before income taxes was negatively impacted by lower operating income (discussed above).

The Company’s effective tax rate for the year ended June 30, 2016 and 2015 was 64.9% and 8.8%, respectively, reflecting estimated state income taxes. The significant percentage increase is the result of consistent state taxes with lower operating income (discussed above). The Company’s net deferred tax assets have been fully reserved by a valuation allowance.

The Company reported net income of $13,000 for the year ended June 30, 2016 compared to $1.2 million for the year ended June 30, 2015.  Net income was negatively impacted by lower income before income taxes (discussed above).

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

*Represents the net impact of the revenue recognition adjustments required to arrive at reported GAAP revenue. Customer billings include all invoiced amounts associated with products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for disposal or treatment. The difference between customer billings and GAAP revenue is reflected in the Company’s consolidated balance sheet as deferred revenue. See Note 2 “Revenue Recognition” in “Notes to Consolidated Financial Statements.”

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

The increase in billings is primarily attributable to increased billings in the Retail ($2.3 million), Government ($1.3 million), Pharmaceutical Manufacturer ($1.1 million) and Professional ($0.9 million) markets. The increase was partially offset by decreased billings in the Home Health Care ($0.4 million) and Environmental ($0.4 million) markets. The increase in Retail market billings is due to increases in flu shot related business. The growing trend of retail pharmacies expanding their healthcare services and Sharps’ estimated 75% market share in this segment drive growth for the Company. The increase in Government billings is primarily related to increased sales of the Company’s TakeAway Medication Recovery System envelopes and MedSafe solutions to multiple Government agencies. The increase in Pharmaceutical Manufacturer market billings is due to the continued rollout, including resupply orders, of several patient support programs including three new patient support program launches in the current year. The programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. The increase in Professional market billings is a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System. The decrease in Home Health Care market billings is due to the timing of distributor purchases. The decrease in Environmental market billings was due to timing of projects.

Cost of revenues for the year ended June 30, 2015 of $19.9 million was 64.4% of revenues. Cost of revenues for the year ended June 30, 2014 of $17.6 million was 66.2% of revenue. The higher gross margin for the year ended June 30, 2015 of 35.6% (versus 33.8% for the year ended June 30, 2014) was due to the leverage gained from higher revenue.

SG&A expenses for the year ended June 30, 2015 and 2014 were $9.5 million and $9.1 million, respectively. SG&A expense increased $0.4 million due to ongoing investment in sales and marketing-related initiatives.

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

The Company generated net income of $1.2 million for the year ended June 30, 2015 compared to net income of $1.0 million for the year ended June 30, 2014. Net income was positively impacted by operating income (discussed above).

Without the impact of the prior year legal settlement, income before taxes, net income and diluted income per common share increased $1.8 million, $1.7 million and $0.11 per common share, respectively, during the year ended June 30, 2015 over the prior year.

PROSPECTS FOR THE FUTURE

The Company continues to focus on core markets and solution offerings that fuel growth. Its key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics, and the professional market which is comprised of physicians, dentists, surgery centers and veterinary practices.  These markets require cost-effective services for managing medical, pharmaceutical and hazardous waste.

The Company believes its growth opportunities are supported by the following:

•	A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing about 100 million people or 31% of the U.S. population.

•	In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey. Additionally, the Company now services parts of Texas and Louisiana with route-based pickup services. The Company directly serves more than 8,100 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

•	The changing demographics of the U.S. population – according to the U.S. Census Bureau, 2012 Population Estimates and National Projections, one out of five Americans will be 65 years or older by 2030, which will increase the need for cost-effective medical waste management solutions, especially in the long-term care and home healthcare markets. With multiple solutions for managing regulated healthcare-related waste, the Company delivers value as a single-source provider with blended mailback and route-based pickup services matched to the waste volumes of each facility.

•	The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. A recently published report by Accenture states that the number of U.S. retail clinics is projected to increase, as much as 12%-17% per year, driven by patients looking for more convenient care and retail pharmacies increasing the variety and volume of healthcare services they provide. According to the Centers for Disease Control ("CDC"), 25% of flu shots for adults were administered in a retail clinic with the trend expected to increase. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. Despite the decrease in Retail flu business for fiscal 2016 (the 2015 flu season) of 13% due to a mild flu season, Sharps believes the Retail market should continue to drive long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

•	The passage of regulations for ultimate user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long standing issue within long-term care.

•	Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste — the Company's Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal.

•	With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers comprehensive services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications, which include data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.

•	A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps disposal and unused medication disposal solutions — the Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Spill Kits and TakeAway Medication Recovery System envelopes.

•	The Company continually develops new solution offerings such as ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System), mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants) and shipback services for collection and recycling of single-use medical devices from surgical centers and other healthcare facilities (TakeAway Recycle System).

•	The Company’s strong financial position with a cash balance of $12.4 million and no debt as of June 30, 2016. Subsequently, in connection with the Company’s acquisition of Citiwaste LLC in July 2016, the Company made a $4.0 million cash payment, issued 456,760 shares of common stock of the Company and borrowed $3.0 million under the acquisition portion of the Company’s Credit Agreement.

TERMINATED CONTRACT AND LEGAL SETTLEMENT

On January 29, 2009, the Company entered into a five-year contract with the United States Department of Veterans Affairs National Acquisition Center (“VA NAC”) to provide its Sharps MWMS, a rapid-deployment solution designed to provide medical waste collection, storage and treatment in the event of natural disasters, pandemics, man-made disasters or other national emergencies in support of the CDC Division of Strategic National Stockpile. Sharps MWMS also incorporated warehousing, inventory management, training, data and other services necessary to provide a comprehensive solution. Sharps performed under the contract through January 31, 2012. On June 30, 2014, the Company entered into an agreement to settle its claims against the United States government and various agencies related to the January 2012 termination of the Company’s February 2009 contract with the VA NAC. The settlement agreement resulted in a cash payment of $1.5 million by the government, which was received by the Company in July 2014 and is included in the consolidated statement of income for the fiscal year ended 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow is primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents decreased by $2.7 million to $12.4 million at June 30, 2016 from $15.2 million at June 30, 2015 due to the following:

•	Cash Flows from Operating Activities - Working capital decreased by $2.4 million to $17.2 million at June 30, 2016 from $19.6 million at June 30, 2015. The decrease is primarily attributed to a decrease in cash and cash equivalents and:

•	Accounts receivable decreased by $0.9 million, net of assets acquired, to $5.8 million at June 30, 2016 from $6.6 million at June 30, 2015. The decrease is due to timing of billings and collections.

•	Inventory increased by $1.2 million to $3.9 million at June 30, 2016 from $2.7 million at June 30, 2015. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

•	Accounts payable and accrued liabilities decreased by $0.8 million, net of assets acquired and unpaid consideration, to $3.2 million at June 30, 2016 from $3.7 million at June 30, 2015. The decrease is the result of the timing of payments.

•	Deferred revenue increased by $0.6 million to $3.0 million at June 30, 2016 from $2.4 million at June 30, 2015. The increase is due to the increase in billings for the period.

•	Cash Flows used in Investing Activities - Investing activities include capital expenditures and business acquisitions as follows:

•	Capital expenditures of $1.9 million are attributable primarily to investments in treatment facility improvements and pickup related assets purchased of $1.1 million, MedSafe assets of $0.4 million and computer and software assets of $0.3 million.

•	The Company acquired Alpha Bio/Med Services, LLC and Bio-Team Mobile LLC for $0.7 million and $1.0 million, respectively, during the year ended June 30, 2016 of which $0.2 million is unpaid consideration as of June 30, 2016.

•	Cash Flows used in Financing Activities – Financing activities include share repurchases of $0.7 million partially offset by proceeds from the exercise of stock options of $0.3 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K.

Contractual Obligations

The Company entered into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. If the Company decides to cancel or terminate a lease before the end of its term, the Company would typically owe the lessor the remaining lease payments under the term of the lease. The contractual obligations related to minimum lease payments under non-cancelable operating leases as of June 30, 2016 are as follows (in thousands):

	Year Ending June 30,
	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$1,137	$1,144	$1,159	$1,104	$341	$28

Credit Facility

On April 9, 2015, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 20, 2016 (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement in its entirety, was executed effective January 28, 2014 with the same commercial bank, and provides for a $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $1.0 million) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line) with a floor of 3.0%. The interest rates as of June 30, 2016 were approximately 3.50% and 3.75%, respectively. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of June 30, 2016, the Company had no outstanding borrowings, other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $7.0 million, minimum liquidity of $6.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2018, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial and non-financial administrative covenants under the Credit Agreement as of June 30, 2016.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending June 30, 2017.

Subsequent Event – Business Acquisition

Effective July 1, 2016, the Company acquired Citiwaste LLC, a route-based pickup service located in New York, which is in the business of medical, pharmaceutical and hazardous waste management primarily in the healthcare industry. The purchase price consists of $7.0 million in cash and 456,760 shares of common stock of the Company (the “Common Stock Consideration”), which constitutes approximately 3.0% of the total outstanding shares of common stock of the Company, for a total consideration of $9.0 million.  In connection with the acquisition of Citiwaste, LLC in July 2016, the Company made a $4.0 million cash payment, issued 456,760 shares of common stock of the Company and borrowed $3.0 million under the acquisition portion of the Company’s Credit Agreement.  The Company’s remaining availability under its credit facilities is currently approximately $6.0 million.

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

In November 2005 and September 2009, the EPA and the Texas Commission on Environmental Quality promulgated new regulations under the Clean Air Act and associated state statutes, which affect the incineration portion of our operation of the treatment facility located in Carthage, Texas. These regulations modify the emission limits and monitoring procedures required to operate an incineration facility. These regulations and the Company’s Title V permit required additional emissions-related monitoring equipment and compliance. Such changes required us to incur capital expenditures, which are reflected in cash flows from investing activities in the Company’s consolidated statement of cash flows in order to meet the requirements of the new regulations. No future significant expense is expected as a result of current regulations.

The Company also leases 45,480 square feet of space in Pennsylvania, including 40,000 square feet, which the Company plans to utilize as a fully-permitted facility to house a treatment and distribution facility.  The facility is permitted as both a medical waste treatment facility, utilizing an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.

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

Business Combinations:  The Company includes the results of operations of the businesses that are acquired as of the respective dates of acquisition.  The Company allocates the fair value of the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values.  The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under GAAP, the valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

Stock-Based Compensation: Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company.) The Company is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

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

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months.  The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In November 2015, guidance for income taxes was issued which requires that all deferred tax assets and liabilities for each jurisdiction, along with any valuation allowance, be classified as noncurrent on the balance sheet.  The Company has early adopted the guidance effective June 30, 2016 and has presented the deferred taxes as long-term.  The guidance allows for a prospective application of the new standard; therefore, prior period consolidated financial statements have not been retrospectively adjusted.  The adoption of this guidance did not have a material impact on the Company’s financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not have exposure to significant financial market risk including commodity price risk, foreign currency exchange risk or interest rate risk. Management does not use derivative instruments. The Company has limited exposure to changes in interest rates due to its lack of indebtedness. The Company maintains a credit agreement and had no borrowings as of June 30, 2016. In connection with the acquisition of Citiwaste LLC on July 1, 2016, the Company borrowed $3.0 million under the acquisition portion of its Credit Agreement.  Advances under the acquisition portion of the Credit Agreement, which are limited to 75% of the purchase price of an acquired company, will convert to a five-year term note which bears interest at WSJ Prime plus $0.25% which is currently 3.75%.  Principal and interest are payable monthly.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company and the notes thereto, and the related reports of the Company’s independent registered public accounting firms thereon are referenced as pages F-1 to F-23 and are included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the "Evaluation"), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of June 30, 2016 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2016.

BDO USA, LLP, an independent registered public accounting firm (“BDO”), has issued its report on the effectiveness of the Company’s internal control over financial reporting at June 30, 2016.  The report from BDO is included in this item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Controls

During the quarter ended June 30, 2016, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, the Company’s management concluded that, as of June 30, 2016, the Company's internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sharps Compliance Corp.
Houston, Texas

We have audited Sharps Compliance Corp.’s (a Delaware corporation) (“the Company”) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of June 30, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended and our report dated August 25, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
August 25, 2016

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the information under the caption “Management” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 17, 2016.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

The Audit Committee

The Audit Committee is comprised of certain directors of the Company who are not employees of the Company or any of its subsidiaries. Messrs. Zerrillo (Chairman), Dalton and Holmes are the current members of the Audit Committee. The Audit Committee, among other things, meets with the independent auditors and management representatives, recommends to the Board of Directors appointment of independent auditors, approves the scope of audits, interim reviews and other services to be performed by the independent auditors, approves in advance all permissible non-audit services, considers whether the performance of any professional services by the auditors other than services provided in connection with the audit function could impair the independence of the auditors and reviews the results of audits and interim reviews and the accounting principles applied in financial reporting and financial and operational controls. The independent auditors have unrestricted access to the Audit Committee and vice versa.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information under the captions “Management” and “Executive Compensation” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 17, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the information under the captions “Security Ownership of Management” and “Certain Beneficial Owners” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 17, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 17, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 17, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of U.S. Medical Systems, Inc. (incorporated by reference from Exhibit 3.5 to the Registrant’s Transition Report on Form 10KSB40 (File No. 000-22390; Film No. 98716804), filed on September 29, 1998).

3.2
Certificate of Elimination of the Series A 10% Voting Convertible Preferred Stock of Sharps Compliance Corp. (incorporated by reference from Exhibit 3.6 to Form 10KSB40 (File No. 000-22390; Film No. 98716804), filed September 29, 1998).

3.3	Amended and Restated Bylaws of Sharps Compliance Corp dated May 23, 1994 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed November 19, 2010).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form 10KSB40 (File No. 000-22390; Film No. 98716804), filed September 29, 1998).
4.2
See Exhibits 3.1, 3.2 and 3.3 for provisions of the Bylaws of the Company, the Articles of Incorporation of the Company and the Certificate of Elimination defining the rights of holders of common shares.

10.1
Form of Restricted Stock Award Agreement dated June 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 08888237), filed June 9, 2008).

10.2
Sharps Compliance Corp. 1993 Stock Plan, as amended (incorporated by reference from Annex A     of the Registrant’s Proxy Statement on Schedule 14A (File No. 000-22390; Film No. 081132629), filed October 21, 2008).

10.3	Sharps Compliance Corp. 2010 Stock Plan dated November 22, 2010 (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A, filed October 12, 2010).

10.4
Lease Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 06962703), filed July 14, 2006).

10.5
Lease Termination Agreement dated as of July 13, 2006, between Sharps Compliance, Inc., Warehouse Associates Corporate Centre Kirby, Ltd. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 06962703), filed July 14, 2006).

10.6
Second Amendment to Lease Agreement between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34269; Film No. 10667451), filed March 9, 2010).

10.7
Third Amendment to Lease Agreement dated February 6, 2015, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2015).

10.8
Fourth Amendment to Lease Agreement dated August 5, 2015, between Sharps Compliance Inc. and Warehouse Associates Corporate Centre Kirby IV, Ltd. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on August 26, 2015).

10.9
Lease Agreement dated as of January 30, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 09565104), filed February 3, 2009).

10.10
Amended Lease Agreement dated as of May 27, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-24269; Film No. 09866215), filed June 2, 2009).

10.11
Fourth Amendment to Lease Agreement dated June 24, 2014, between Sharps Compliance, Inc. of Texas and Park 288 Industrial, L.L.C. (incorporated by reference to Exhibit 10.1 to the  Registrant’s Current Report on Form 8-K, filed on June 24, 2014).

10.12
Lease Agreement dated as of October 7, 2015, between Sharps Compliance, Inc. and Alpha Bio-Med Services LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2015).

10.13
Loan Agreement dated April 9, 2015, by and between Sharps Compliance, Inc. of Texas and a commercial bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2015).

10.14
First Amendment to Loan Agreement dated June 20, 2016, by and between Sharps Compliance, Inc. and a commercial bank (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed on June 23, 2016).

10.15
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated June 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34269; Film No. 10893750), filed June 14, 2010) *

10.16
Executive Employment Agreement Amendment between Sharps Compliance Corp. and David P. Tusa dated March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.17
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated September 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 11, 2015).*

10.18
Employment Agreement by and between Sharps Compliance Corp. and Diana P. Diaz dated June 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K(File No. 001-34269; Film No. 10893750), filed June 14, 2010).*

10.19
Executive Employment Agreement Amendment between Sharps Compliance Corp. and Diana P. Diaz dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.20
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and Diana P. Diaz dated September 10, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 11, 2015).*

10.21
Letter Agreement by and between Sharps Compliance Corp. and Al Aladwani dated March 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 08706090), filed March 12, 2008).*

10.22
Employment Agreement by and between Sharps Compliance, Inc. and Gregory C. Davis dated May 18, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34269; Film No. 11866772), filed May 24, 2011).*

10.23
Letter Agreement between Sharps Compliance, Inc. and Brandon Beaver dated October 17, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 23, 2013).*

10.24
Agreement for Purchase and Sale of LLC Units dated July 1, 2016 by and between Sharps Compliance, Inc. and Citiwaste, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2016).

14.10
Sharps Compliance Corp. Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 10-KSB (File No. 000-22390; Film No. 041037997), filed on September 20, 2004).

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

SHARPS COMPLIANCE CORP.

Dated: August 25, 2016	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 25, 2016	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 25, 2016	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 25, 2016	By: /s/ F. GARDNER PARKER
F. Gardner Parker
Chairman of the Board Of Directors

Dated: August 25, 2016	By: /s/ JOHN W. DALTON
John W. Dalton
Director

Dated: August 25, 2016	By: /s/ PARRIS H. HOLMES
Parris H. Holmes
Director

Dated: August 25, 2016	By: /s/ PHILIP C. ZERRILLO
Philip C. Zerrillo
Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sharps Compliance Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
August 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sharps Compliance Corp.

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) for the year ended June 30, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sharps Compliance Corp. and subsidiaries for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas
August 27, 2014

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,435	$15,157
Accounts receivable, net of allowance for doubtful accounts of $63 and $34, respectively	5,814	6,647
Inventory	3,919	2,738
Prepaids and other current assets	695	680
TOTAL CURRENT ASSETS	22,863	25,222

PROPERTY, PLANT AND EQUIPMENT, net	5,032	3,810

OTHER ASSETS	84	53

GOODWILL	1,039	-

INTANGIBLE ASSETS, net of accumulated amortization of $502 and $385, respectively	1,129	666
TOTAL ASSETS	$30,147	$29,751

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,620	$1,770
Accrued liabilities	1,534	1,952
Deferred revenue	2,477	1,877
TOTAL CURRENT LIABILITIES	5,631	5,599

LONG-TERM DEFERRED REVENUE, net of current portion	483	483

OTHER LONG-TERM LIABILITIES	190	83

TOTAL LIABILITIES	6,304	6,165

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized;15,740,458 and 15,575,041 shares issued, respectively and 15,444,843 and 15,383,791 shares outstanding, respectively.	158	156
Treasury stock, at cost, 295,615 and 191,250 shares repurchased, respectively.	(1,554)	(809)
Additional paid-in capital	25,331	24,344
Accumulated deficit	(92)	(105)
TOTAL STOCKHOLDERS' EQUITY	23,843	23,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,147	$29,751

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)

	Year Ended June 30,
	2016	2015	2014

REVENUES	$33,383	$30,902	$26,570

Cost of revenues	22,272	19,907	17,581
GROSS PROFIT	11,111	10,995	8,989

Selling, general and administrative	10,812	9,496	9,100
Legal settlement	-	-	(1,538)
Depreciation and amortization	294	263	462

OPERATING INCOME	5	1,236	965

INTEREST INCOME	32	36	24

INCOME BEFORE INCOME TAXES	37	1,272	989

INCOME TAX EXPENSE
Current	24	112	33
TOTAL INCOME TAX EXPENSE	24	112	33

NET INCOME	$13	$1,160	$956

NET INCOME PER COMMON SHARE
Basic	$0.00	$0.08	$0.06

Diluted	$0.00	$0.07	$0.06

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:

Basic	15,448	15,327	15,289
Diluted	15,838	15,564	15,401

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders' Equity

Balances, June 30, 2013	15,370,320	$154	(25,360)	$(74)	$23,211	$(2,221)	$21,070
Exercise of stock options	13,125	-	-	-	47	-	47
Stock-based compensation	-	-	-	-	438	-	438
Issuance of restricted stock	77,495	1	-	-	(1)	-	-
Shares repurchased	-	-	(136,441)	(607)	-	-	(607)
Net income	-	-	-	-	-	956	956

Balances, June 30, 2014	15,460,940	155	(161,801)	(681)	23,695	(1,265)	21,904
Exercise of stock options	61,109	-	-	-	139	-	139
Stock-based compensation	-	-	-	-	511	-	511
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(29,449)	(128)	-	-	(128)
Net income	-	-	-	-	-	1,160	1,160
Balances, June 30, 2015	15,575,041	156	(191,250)	(809)	24,344	(105)	23,586
Exercise of stock options	112,425	1	-	-	312	-	313
Stock-based compensation	-	-	-	-	676	-	676
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(104,365)	(745)	-	-	(745)
Net income	-	-	-	-	-	13	13
Balances, June 30, 2016	15,740,458	$158	(295,615)	$(1,554)	$25,331	$(92)	$23,843

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13	$1,160	$956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	816	830	1,105
Loss on inventory write-down	17	-	156
Stock-based compensation expense	676	511	438
Changes in operating assets and liabilities, net of effects of business acquisitions:
Restricted cash	-	111	-
Accounts receivable	926	(1,919)	(2,133)
Legal settlement receivable	-	1,538	(1,538)
Inventory	(1,055)	(1,418)	156
Prepaids and other assets	(46)	(259)	109
Accounts payable and accrued liabilities	(759)	1,109	164
Deferred revenue	600	499	(69)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,188	2,162	(656)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,926)	(727)	(468)
Additions to intangible assets	-	(6)	(102)
Payments for acquisitions, net of cash acquired	(1,552)	-	-
NET CASH USED IN INVESTING ACTIVITIES	(3,478)	(733)	(570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	313	139	47
Shares repurchased	(745)	(128)	(607)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(432)	11	(560)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,722)	1,440	(1,786)

CASH AND CASH EQUIVALENTS, beginning of year	15,157	13,717	15,503

CASH AND CASH EQUIVALENTS, end of year	$12,435	$15,157	$13,717

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$152	$58	$22

NON-CASH INVESTING ACTIVITIES:
Unpaid consideration related to acquisitions	$181	$-	$-

Transfer of equipment to inventory	$143	$-	$-

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 1 - ORGANIZATION AND BACKGROUND

Organization: The accompanying consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC and Bio-Team Mobile LLC (collectively, “Sharps” or the “Company”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Business: Sharps is a leading full-service national provider of comprehensive waste management services including medial, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System.  The Company also offers its route-based pick-up service in an eleven (11) state region of the Northeast portion of the United States as well as in Texas and Louisiana.

Concentration of Customers and Service Providers: There is an inherent concentration of credit risk associated with accounts receivable arising from sales to major customers. For the fiscal year ended June 30, 2016, one customer represented approximately 17% of revenues. This customer also represented approximately 17%, or $1.0 million, of the total accounts receivable balance as of June 30, 2016. For the fiscal year ended June 30, 2015, one customer represented approximately 17% of revenues. This customer represented approximately 7%, or $0.5 million, of the total accounts receivable balance as of June 30, 2015. For the fiscal year ended June 30, 2014, one customer represented approximately 20% of revenues. The Company may be adversely affected by its dependence on a limited number of high volume customers.

Currently, the majority of Sharps transportation is sourced with the United States Postal Service (“USPS”), which consists of delivering the Sharps Recovery System from the end user to the Company’s facility. The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports the Company’s TakeAway Recovery System products from the end user to the Company’s facility. Sharps maintains relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System solutions, the Company owns all proprietary molds and dies and utilizes several contract manufacturers for the production of the primary raw materials. Sharps believes that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions. The Company utilizes national suppliers for the majority of the raw materials used in our other products and solutions and international suppliers for Pitch-It IV Poles.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse. During the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $3.2 million, $2.6 million and $1.9 million, respectively. As of June 30, 2016 and 2015, $2.1 million and $1.6 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

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

Business Combinations:  The Company includes the results of operations of the businesses that are acquired as of the respective dates of acquisition.  The Company allocates the fair value of the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values.  The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under generally accepted accounting principles, the valuation allowance has been recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

The income tax provision reflects the full benefit of all positions that have been taken in the Company’s income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. At June 30, 2016 and 2015, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	United States – fiscal years ended June 30, 2013 and after
•	State of Texas – fiscal years ended June 30, 2011 and after
•	State of Georgia – fiscal years ended June 30, 2013 and after
•	State of Pennsylvania – fiscal years ended June 30, 2013 and after
•	Other States – fiscal years ended June 30, 2013 and after

None of the Company’s federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of income in 2016, 2015 and 2014.

Accounts Receivable: Accounts receivable consist primarily of amounts due to the Company from normal business activities. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. The Company maintains an allowance for doubtful accounts to reflect the likelihood of not collecting certain accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company has a history of minimal uncollectible accounts.  See rollforward of allowance activity below:
Allowance for Doubtful Accounts	Balance Beginning of Year	Charges to Expense	Write-offs /Payments	Balance End of Year

2016	$34	$34	$(5)	$63
2015	$23	$22	$(11)	$34
2014	$26	$-	$(3)	$23

Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2016, 2015 and 2014 are as follows:

	Year Ended June 30,
	2016	2015	2014
Stock-based compensation expense included in:
Cost of revenue	$31	$22	$18
Selling, general and administrative	645	489	420
Total	$676	$511	$438

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Year Ended June 30,
	2016	2015	2014

Weighted average risk-free interest rate	1.0%	0.4%	0.6%
Weighted average expected volatility	45%	45%	52%
Weighted average expected life (in years)	4.56	3.49	4.04
Dividend yield	-	-	-

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

Inventory: Inventory consists primarily of raw materials and finished goods held for sale and are stated at the lower of cost or market using the average cost method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of physical deterioration, obsolescence, changes in price levels and other causes. At June 30, 2016, total inventory was $3.9 million of which $2.5 million was finished goods, and $1.4 million was raw materials. At June 30, 2015, total inventory was $2.7 million of which $1.3 million was finished goods, and $1.4 million was raw materials. There were no write-downs of inventory for the fiscal year ended June 30, 2015. Total write-downs for the fiscal years ended June 30, 2016 and 2014 were $17,000 and $0.2 million, respectively, and were included in cost of goods sold.

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

Intangible Assets: Intangible assets consist of (i) acquired customer relationships, (ii) permit costs related to the Company’s treatment facility in Carthage, Texas, and (iii) eleven patents (two acquired in June 1998, one in November 2003, one in January 2012, two in April 2012, one in August 2012, one in September 2012, one in December 2012, one in November 2013 and one in January 2014), and (iv) defense costs related to certain existing patents. During the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded amortization expense of $0.1 million for each year.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At June 30, 2016 and 2015, intangible assets consisted of the following (in thousands):

		June 30,
		2016			2015
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount

Customer relationships	7 years	$580	$(60)	$520	$-	$-	$-
Permits	6 - 15 years	668	(191)	477	668	(150)	518
Patents	5 - 17 years	383	(251)	132	383	(235)	148
Total intangible assets, net		$1,631	$(502)	$1,129	$1,051	$(385)	$666

As of June 30, 2016, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2017	$137
2018	136
2019	136
2020	136
2021	135
Thereafter	449
$1,129

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

Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $0.6 million, $0.6 million and $0.5 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Research and Development Costs:  Research and development costs are charged to expense when incurred. Research activities represent an important part of the Company’s business and include both internal labor costs and payments to third parties related to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch of new products and services. Research and development expenses paid to third parties totaled less than $0.1 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Realization of Long-lived Assets:  The Company evaluates the recoverability of property, plant and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended June 30, 2016, 2015 and 2014.

Employee Benefit Plans: In addition to group health-related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were less than $0.1 million in each of the fiscal years ended June 30, 2016, 2015 and 2014, respectively and are included in selling, general and administrative expenses.

For purposes of the group health benefit plan and beginning February 1, 2013, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,000 for each individual and family member covered) up to the amount by which the third party insurance coverage begins (ranges from $2,000 for individual up to $14,999 for family coverage). The amount of liability at June 30, 2016 and 2015 was less than $0.1 million and is included in accrued liabilities. The Company has an incentive plan for executives of the Company, which provides for cash and stock-based compensation awards. The aggregate expense recognized during the year ended June 30, 2016, 2015 and 2014 for the cash awards pursuant to the plan was zero, $0.3 million and zero, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share: Basic earnings per share (“EPS”) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at year-end due to their short-term nature.

Fair Value Measurements: The Company employs a hierarchy which prioritizes the inputs used to measure recurring fair value into three distinct categories based on the lowest level of input that is significant to the fair value measurement.  Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest levels to unobservable inputs, summarized as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).
•	Level 3 – Significant unobservable inputs (including our own assumptions in determining fair value).

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. The purchase price allocations relating to the acquisitions completed during the fiscal year utilized level 3 inputs.

Segment Reporting: The Company operates in a single segment, focusing on developing cost-effective management solutions for medical waste and unused dispensed medications generated by small and medium quantity generators.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. The Company uses estimates to determine many reported amounts, including but not limited to allowance for doubtful accounts, recoverability of long-lived assets and intangibles, useful lives used in depreciation and amortization, income taxes and valuation allowances, stock-based compensation, fair values of assets and liabilities acquired in business combinations, selling price used in multiple-deliverable arrangements and return rates used to estimate the percentage of container systems sold that will not be returned. Actual results could differ from these estimates.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months.  The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In November 2015, guidance for income taxes was issued which requires that all deferred tax assets and liabilities for each jurisdiction, along with any valuation allowance, be classified as noncurrent on the balance sheet.  The Company has early adopted the guidance effective June 30, 2016 and has presented the deferred taxes as long-term.  The guidance allows for a prospective application of the new standard; therefore, prior period consolidated financial statements have not been retrospectively adjusted.  The adoption of this guidance did not have a material impact on the Company’s financial position.

Reclassifications:  Certain reclassifications have been made in the 2015 financial statements to conform to the current period presentation.  These reclassifications had no effect on the financial position, results of operations or cash flows of the Company.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2016 and 2015, property, plant and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2016	2015
Furniture and fixtures	3 to 5 years	$247	$192
Plant and equipment	3 to 17 years	6,524	6,410
Manufacturing	15 years	220	220
Computers and software	3 to 5 years	2,009	1,832
Leasehold improvements	Life of Lease	964	897
Land		19	19
Construction-in-progress		1,372	276
		11,355	9,846
Less: accumulated depreciation		6,323	6,036

Net property, plant and equipment		$5,032	$3,810

Total depreciation and amortization expense in the fiscal years ended June 30, 2016, 2015 and 2014 was $0.7 million, $0.8 million and $1.1 million, respectively. Depreciation expense included in cost of revenues in the fiscal years ended 2016, 2015 and 2014 was $0.5 million, $0.6 million and $0.6 million, respectively.

NOTE 4 – NOTES PAYABLE AND LONG-TERM DEBT

On April 9, 2015, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 20, 2016 (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement in its entirety, was executed effective January 28, 2014 with the same commercial bank, and provides for a $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $1.0 million) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line) with a floor of 3.0%.  The interest rates as of June 30, 2016 were approximately 3.50% and 3.75%, respectively. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit. As of June 30, 2016, the Company had no outstanding borrowings other than $0.3 million in letters of credit, which left $8.7 million of credit available under the Credit Agreement.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $7.0 million, minimum liquidity of $6.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2018, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The Company was in compliance with all the financial covenants under the Credit Agreement as of June 30, 2016.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 5 – INCOME TAXES

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2016	2015	2014

Current
Federal	$-	$29	$13
State	24	83	20
	$24	$112	$33

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2016, 2015 and 2014 is as follows:

	Year Ended June 30,
	2016	2015	2014

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net	(18.6%)	5.3%	(6.9%)
Meals and entertainment	38.7%	1.2%	1.2%
AMT and research and development credits	(218.9%)	0.0%	0.0%
Other	1.5%	0.0%	(4.0%)
Effective rate before valuation allowance	(163.3%)	40.5%	24.3%

Change in valuation allowance	228.2%	(31.7%)	(21.0%)
Effective tax rate	64.9%	8.8%	3.3%

A valuation allowance has been recorded to reduce the Company’s net deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.  The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets.

During the years ended June 30, 2016 and 2015, the Company recorded $0.3 million and $0.4 million, respectively, to release the deferred tax valuation allowance for the taxable income generated during the periods.  At June 30, 2016 and 2015, the significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 5 – INCOME TAXES (continued)

	June 30,
	2016	2015
Deferred tax assets relating to:
Stock compensation	$627	$892
AMT and research and development credits	523	455
Deferred rent	82	44
Inventory	169	92
Professional fees	140	163
Accrued vacation	33	23
Accounts receivable allowance	24	13
Contribution carryovers	8	31
Net operating loss carryforwards	1,044	1,124
Total deferred tax assets	2,650	2,837
Deferred tax liablities related to depreciation differences	(621)	(555)
Net deferred tax assets before valuation allowance	2,029	2,282
Valuation allowance	(2,029)	(2,282)
Net deferred tax assets	$-	$-

At June 30, 2016, the Company had net operating loss carryforwards of $3.5 million which will expire, if unused, between June 30, 2032 and June 30, 2036. At June 30, 2016, the Company had various tax credit carryforwards of $0.5 million, of which $0.3 million will expire beginning on June 30, 2030 and $0.2 million which may be carried forward indefinitely.

As of June 30, 2016, the Company’s estimated net operating losses for tax return filing purposes exceeds the gross amount for financial reporting purposes by $0.6 million related to excess income tax benefits on stock-based compensation.  The tax effect of this excess tax benefit will be recorded as an increase to additional paid in capital in a future reporting period when the cash benefit is realized.

NOTE 6 - EQUITY TRANSACTIONS

During the years ended June 30, 2016, 2015 and 2014, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Year Ended June 30,
	2016	2015	2014

Options Exercised	112,425	61,109	13,125

Proceeds (in thousands)	$313	$139	$47

Average exercise price per share	$2.77	$2.30	$3.53

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period at their discretion. On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 6 - EQUITY TRANSACTIONS (continued)

During the years ended June 30, 2016, 2015 and 2014, shares were repurchased as follows:

	Year Ended June 30,
	2016	2015	2014

Shares repurchased	104,365	29,449	136,441

Cash paid for shares repurchased (in thousands)	$745	$128	$607

Average price paid per share	$7.14	$4.35	$4.45

Total shares repurchased under the program are 295,615 shares at a cost of $1.6 million. As of June 30, 2016, approximately $1.4 million remained of the Company’s $3.0 million repurchase program. The Company purchased all shares with cash resources.

NOTE 7 - STOCK BASED COMPENSATION

The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Stock Plan replaced the Sharps Compliance Corp. 1993 Stock Plan (the “1993 Plan”). The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 3,000,000 shares of the Company’s common stock of which 1,056,385 options and restricted shares are outstanding as of June 30, 2016. Options granted generally vest over a period of three to four years and expire seven years after the date of grant. Restricted stock generally vests over one year.

The 1993 Plan, as amended, provided for the granting of stock-based compensation (stock options or restricted stock) of up to 4,000,000 shares of the Company’s common stock of which 246,250 shares are outstanding as of June 30, 2016. Options granted generally vest over a period of three years and expire seven years after the date of grant. Restricted stock generally vested between one to three years.

As of June 30, 2016, there were 1,516,773 options available for grant under the 2010 Plan.

The summary of activity for all stock options during the fiscal years ended June 30, 2016, 2015 and 2014 is presented in the table below (in thousands except per share amounts):

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 7 - STOCK BASED COMPENSATION (continued)

	Options Outstanding	Weighted Average Exercise Price
Options Outstanding at June 30, 2013	876	$4.21
Granted	244	$3.95
Exercised	(13)	$3.53
Forfeited or canceled	(157)	$3.50

Options Outstanding at June 30, 2014	950	$4.27
Granted	516	$4.63
Exercised	(61)	$2.30
Forfeited or canceled	(30)	$4.68

Options Outstanding at June 30, 2015	1,375	$4.49
Granted	45	$6.62
Exercised	(112)	$2.77
Forfeited or canceled	(18)	$5.99

Options Outstanding at June 30, 2016	1,290	$4.69

Options Exercisable at June 30, 2016	751	$4.77

The summary of activity for all restricted stock during the fiscal years ended June 30, 2016, 2015 and 2014 is presented in the table below (in thousands):

	Year Ended June 30,
	2016	2015	2014

Unvested at beginning of the year	13	15	15
Granted	53	53	62
Vested	(53)	(55)	(62)
Unvested at end of the year	13	13	15

The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2016, 2015 and 2014 was $8.00, $4.28 and $4.84, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2016, 2015 and 2014 was $7.07, $4.44 and $4.25, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2016 (in thousands except per share amounts):

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2016	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$2.51 - $3.50	145	4.01	$2.98
$3.51 - $5.50	908	3.62	$4.35
$5.51 - $7.50	140	5.84	$6.03
$7.51- $9.50	97	0.12	$8.50
	1,290		$4.69

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 7 - STOCK BASED COMPENSATION (continued)

The following table summarizes information about stock options exercisable as of June 30, 2016 (in thousands except per share amounts):

	Options Exercisable
Range of Exercise Price	Exercisable as of June 30, 2016	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$2.51 - $3.50	75	3.93	$2.98
$3.51 - $5.50	555	2.60	$4.32
$5.51 - $7.50	25	5.72	$5.73
$7.51- $9.50	96	0.12	$8.50
	751		$4.77

As of June 30, 2016, there was $0.5 million of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.2 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company leases 128,857 square feet of space in Houston, Texas. The Company recognizes escalating rental payments that are quantifiable at the inception of the lease on a straight-line basis over the lease term. The Houston leases expire from February 2020 to August 2021 with options to renew the Company’s leases for warehouses for 5 years and for office space for 10 years.

The Company also leases 45,480 square feet of space in Pennsylvania, including 40,000 square feet which the Company plans to utilize as a fully-permitted facility to house a treatment and distribution facility. The Company’s Pennsylvania lease expires in 2021 with an option to renew the lease for ten years.

Rent expense for the fiscal years ended June 30, 2016, 2015 and 2014 was $1.5 million, $1.3 million and $1.3 million, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2016 are as follows (in thousands):

	Year Ended June 30,
	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$1,137	$1,144	$1,159	$1,104	$341	$28

Legal Settlement: On June 30, 2014, the Company entered into an agreement to settle its claims against the United States government and various agencies related to the January 2012 termination of the Company’s February 2009 contract with the Centers for Disease Control and Prevention (“CDC”). The settlement agreement resulted in a cash payment of $1.5 million by the government, which was received by the Company in July 2014.

Other: From time to time, the Company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to common stock options and restricted stock. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the treasury stock method.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

		Year Ended June 30,
	2016	2015	2014

Net income, as reported	$13	$1,160	$956

Weighted average common shares outstanding	15,448	15,327	15,289
Effect of dilutive stock options	390	237	112
Weighted average diluted common shares outstanding	15,838	15,564	15,401

Net income per common share
Basic	$0.00	$0.08	$0.06
Diluted	$0.00	$0.07	$0.06

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	137	210	655

NOTE 10 – ACQUISITIONS

Effective on July 17, 2015, the Company acquired Alpha Bio/Med Services LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $0.7 million of which $0.1 million was withheld for payment of adjusted escrow amounts in July 2016.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 10 – ACQUISITIONS (continued)

The following amounts represent the fair value of the assets acquired and liabilities assumed:
Accounts receivable	$42
Fixed assets	68
Intangibles	313
Goodwill	626
Accounts payable and accrued liabilities	(16)
Total purchase price	$1,033

During the year ended June 30, 2016, the Company incurred $0.2 million of acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses on our condensed consolidated statements of income.  The results of operations of the acquired business have been included in the condensed consolidated statements of income from the date of acquisition.   The goodwill recorded as of June 30, 2016 will be deductible for income taxes.

The results of operations for the acquisitions during the year were not individually or in the aggregate material to the Company’s financial position.  Additionally, the acquisitions pro forma results would not have a material impact on the Company’s results had the acquisitions occurred at the beginning of the current or previous year.

NOTE 11 – SUBSEQUENT EVENTS

Effective July 1, 2016, the Company acquired Citiwaste LLC, a route-based pickup service located in New York, which is in the business of medical, pharmaceutical and hazardous waste management primarily in the healthcare industry. The purchase price consists of $7.0 million in cash and 456,760 shares of common stock of the Company (the “Common Stock Consideration”), which constitutes approximately 3.0% of the total outstanding shares of common stock of the Company, for a total consideration of $9.0 million.  The issuance of the Common Stock Consideration was not registered under the Securities Act of 1933, as amended, and was issued pursuant to an exemption from the registration requirements thereunder.  The Company will hold 182,704 shares of the Common Stock Consideration in escrow for a one-year period to cover the indemnification obligations of the sellers under the agreement.

In connection with the acquisition of Citiwaste LLC, the Company borrowed $3.0 million under the acquisition portion of its Credit Agreement.  Advances under the acquisition portion of the Credit Agreement, which are limited to 75% of the purchase price of an acquired company, will convert to a five-year term note which bears interest at WSJ Prime plus 0.25% which is currently 3.75%.  Principal and interest are payable monthly.

Disclosure of the fair value of assets acquired and liabilities assumed and pro forma information is not presented as the purchase price accounting has not been completed.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016, 2015 and 2014

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following tables show quarterly financial information for the years ended June 30, 2016 and 2015. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands expect per share amounts).

	Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Total revenues	$7,869	$9,992	$6,652	$8,870
Gross profit	$2,879	$3,319	$1,693	$3,220
Operating income (loss)	$231	$664	$(1,104)	$214
Net income (loss)	$220	$615	$(1,042)	$220
Net income (loss) per share - basic and diluted	$0.01	$0.04	$(0.07)	$0.01
Weighted average shares-diluted	15,926	16,062	15,462	15,575

	Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
Total revenues	$7,047	$8,693	$6,171	$8,991
Gross profit	$2,334	$3,228	$1,660	$3,773
Operating income (loss)	$(74)	$744	$(808)	$1,374
Net income (loss)	$(74)	$749	$(812)	$1,297
Net income (loss) per share - basic and diluted	$(0.00)	$0.05	$(0.05)	$0.08
Weighted average shares-diluted	15,288	15,423	15,360	15,804