Form 10-Q
period 2016-09-30
SHARPS COMPLIANCE CORP
filed 2016-11-03
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 31, 2016, there were 15,906,110 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	September 30,	June 30,
	2016	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,908	$12,435
Accounts receivable, net of allowance for doubtful accounts of $67 and $63, respectively	7,081	5,814
Inventory, net	4,205	3,919
Prepaid and other current assets	865	695
TOTAL CURRENT ASSETS	19,059	22,863

PROPERTY, PLANT AND EQUIPMENT, net	5,938	5,032

OTHER ASSETS	127	84

GOODWILL	6,724	1,039

INTANGIBLE ASSETS, net of accumulated amortization of $653 and $502, respectively	4,335	1,129
TOTAL ASSETS	$36,183	$30,147

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,623	$1,620
Accrued liabilities	1,921	1,534
Current maturities of long-term debt	783	-
Deferred revenue	2,673	2,477
TOTAL CURRENT LIABILITIES	8,000	5,631

LONG-TERM DEFERRED REVENUE, net of current portion	572	483

OTHER LONG-TERM LIABILITIES	183	190

LONG-TERM DEBT, net of currrent portion	2,383	-

TOTAL LIABILITIES	11,138	6,304

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,199,953 and 15,740,458 shares issued, respectively and 15,904,338 and 15,444,843 shares outstanding, respectively	162	158
Treasury stock, at cost, 295,615 and 295,615 shares repurchased, respectively.	(1,554)	(1,554)
Additional paid-in capital	27,496	25,331
Accumulated deficit	(1,059)	(92)
TOTAL STOCKHOLDERS' EQUITY	25,045	23,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,183	$30,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2016	2015

REVENUES	$9,531	$7,869
Cost of revenues	6,572	4,990
GROSS PROFIT	2,959	2,879

Selling, general and administrative	3,699	2,596
Depreciation and amortization	200	52

OPERATING INCOME (LOSS)	(940)	231

OTHERE INCOME (EXPENSE)
Interest income	4	9
Interest expense	(31)	-
TOTAL OTHER (EXPENSE) INCOME	(27)	9

INCOME (LOSS) BEFORE INCOME TAXES	(967)	240

INCOME TAX EXPENSE - Current	-	20
TOTAL INCOME TAX EXPENSE	-	20

NET INCOME (LOSS)	$(967)	$220

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.06)	$0.01

Diluted	$(0.06)	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING
NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,868	15,419
Diluted	15,868	15,926

The accompanying notes are an integral part othese condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2015	15,575,041	$156	(191,250)	$(809)	$24,344	$(105)	$23,586
			-	$-
Exercise of stock options	112,425	1	-	-	312	-	313
Stock-based compensation	-	-	-	-	676	-	676
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(104,365)	(745)	-	-	(745)
Net income	-	-	-	-	-	13	13

Balances, June 30, 2016	15,740,458	158	(295,615)	(1,554)	25,331	(92)	23,843
			-	-			-
Exercise of stock options	46,223	-	-	-	141	-	141
Stock-based compensation	-	-	-	-	139	-	139
Issuance of common stock for acquisition	413,272	4	-	-	1,885	-	1,889
Net loss	-	-	-	-	-	(967)	(967)
Balances, September 30, 2016	16,199,953	$162	(295,615)	$(1,554)	$27,496	$(1,059)	$25,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(967)	$220
Adjustments to reconcile net (loss) income to net cash (used in) or provided by operating activities:
Depreciation and amortization	338	188
Loss on disposal of property, plant and equipment	6	-
Stock-based compensation expense	139	141
Changes in operating assets and liabilities, net of effects of business acqusitions:
Accounts receivable	(772)	1,806
Inventory	(252)	(681)
Prepaid and other assets	(213)	180
Accounts payable and accrued liabilities	644	(282)
Deferred revenue	285	51
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(792)	1,623

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(806)	(462)
Cash proceeds from sale of property, plant and equipment	13	-
Payments for business acquisitions, net of cash acquired	(7,062)	(630)
NET CASH USED IN INVESTING ACTIVITIES	(7,855)	(1,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	141	268
Proceeds from long-term debt	3,000	-
Repayments of long-term debt	(21)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,120	268

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,527)	799

CASH AND CASH EQUIVALENTS, beginning of period	12,435	15,157

CASH AND CASH EQUIVALENTS, end of period	$6,908	$15,956

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$85

Interest paid on long-term debt	$22	$-

NON-CASH INVESTING & FINANCING ACTIVITIES:

Issurance of common stock for acquisition	$1,889	$-
Unpaid consideration related to acquistions	$140	$70
Transfer of equipment to inventory	$34	$-
Property, plant and equipment financed through accounts payable	$310	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BACKGROUND

Organization: The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC, Bio-Team Mobile LLC and Citiwaste, LLC (collectively, “Sharps” or the “Company”).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

Business: Sharps is a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System.  The Company also offers its route-based pick-up service in an eleven (11) state region of the Northeast portion of the United States as well as in Texas and Louisiana.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2016, the results of its operations for the three months ended September 30, 2016 and 2015, cash flows for the three months ended September 30, 2016 and 2015 and stockholders’ equity for the three months ended September 30, 2016 and the year ended June 30, 2016. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.  During the three months ended September 30, 2016 and 2015, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $1.0 million and $0.6 million, respectively.  As of September 30, 2016 and June 30, 2016, $2.5 million and $2.1 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

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
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments:  The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at September 30, 2016 and June 30, 2016 due to their short-term nature.  The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

Fair Value Measurements:  The Company employs a hierarchy which prioritizes the inputs used to measure recurring fair value into three distinct categories based on the lowest level of input that is significant to the fair value measurement. Our methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest levels to unobservable inputs, summarized as follows:
·
●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).
●	Level 3 – Significant unobservable inputs (including our own assumptions in determining fair value).

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. The purchase price allocations relating to the acquisitions completed during the three months ended September 30, 2016 and year ended June 30, 2016 utilized level 3 inputs.

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

No state tax expense was recorded for the three months ended September 30, 2016 as it was not material due to the valuation allowance and net operating losses.  The Company’s effective tax rate for the three months ended September 30, 2015 was 8.3% reflecting estimated state income taxes. The Company’s tax benefit associated with taxable losses during the three months ended September 30, 2016 was offset by a deferred tax valuation allowance. The Company’s tax expense associated with taxable income during the three months ended September 30, 2015 was offset by the utilization of net operating loss carryforwards.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

The Company’s credit agreement, which was effective on April 9, 2015 with a commercial bank and subsequently amended on June 20, 2016 (“Credit Agreement”), provides for a $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $1.0 million) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line) with a floor of 3.0%.  The interest rates, which were the same as of September 30, 2016 and June 30, 2016 were approximately 3.5% (for the working capital line) and 3.75% (for the acquisition line). The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

At September 30, 2016, long-term debt consisted of the following (in thousands, unaudited):

Non-interest bearing, unsecured note payable assumed in acquisition (See Note 13), 27 monthly payments of $6,955; maturing September 2018.	$166

Term loan, bearing interest at 3.75%, monthly payments of $50,000; maturing July 2021.	3,000

Total long-term debt	3,166
Less: current portion	783
Long-term debt, net of current portion	$2,383

As of September 30, 2016, the Company also had $0.3 million in letters of credit.  The Company’s availability under its credit facilities is currently approximately $5.7 million ($3.7 million for the working capital and $2.0 million for the acquisitions).

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $7.0 million, minimum liquidity of $6.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2018, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. At September 30, 2016, the Company was in compliance with all the financial covenants under the Credit Agreement except the minimum debt service coverage ratio.  A waiver was granted by the lender to the Company to cover the three months ended September 30, 2016.  In addition, the lender agreed to revise the calculation of the debt service coverage ratio via an amendment executed in November 2016.  With this amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this quarterly report.

Payments due on long-term debt during each of the five years subsequent to September 30, 2016 are as follows (in thousands, unaudited):

Year Ending September 30,
2017	$783
2018	683
2019	600
2020	600
2021	500
$3,166

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).  During the three months ended September 30, 2016 and 2015, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended September 30,
	2016	2015
	(Unaudited)

Stock-based compensation expense included in:

Cost of revenues	$12	$8
Selling, general and administrative	127	133
Total	$139	$141

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares after considering the additional dilution related to common stock options and restricted stock. In computing diluted earnings per share, the outstanding common stock options are considered dilutive using the treasury stock method.

The Company’s restricted stock awards and escrow shares that were issued in connection with the Citiwaste acquisition are treated as outstanding for earnings per share calculations since these shares have full voting rights and are entitled to participate in dividends declared on common shares, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. For the periods presented, the amount of earnings allocated to the participating securities was not material.

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended September 30,
	2016	2015
	(Unaudited)

Net income (loss), as reported	$(967)	$220

Weighted average common shares outstanding	15,868	15,419
Effect of dilutive stock options	-	507
Weighted average diluted common shares outstanding	15,868	15,926

Net income (loss) per common share
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	145	216

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2016 and 2015, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended September 30,
	2016	2015
	(Unaudited)

Options Exercised	46,223	101,425
Proceeds (in thousands)	$141	$268
Average exercise price per share	$3.05	$2.64

As of September 30, 2016, there was $0.4 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.3 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension on the stock repurchase program through January 1, 2017.  During the three months ended September 30, 2016 and 2015, Sharps repurchased no shares.  Total shares repurchased under the program are 295,615 shares at a cost of $1.6 million.  As of September 30, 2016, approximately $1.4 million remained of the Company’s $3.0 million repurchase program.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2016 and June 30, 2016, intangible assets consisted of the following (in thousands, unaudited):

		September 30, 2016			June 30, 2016
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount

Customer relationships	7 years	$3,007	$(167)	$2,840	$580	$(60)	$520
Permits	6 - 15 years	1,211	(215)	996	668	(191)	477
Patents	5 - 17 years	383	(255)	128	383	(251)	132
Tradename	7 years	270	(10)	260	-	-	-
Non-compete	5 years	117	(6)	111	-	-	-
Total intangible assets, net		$4,988	$(653)	$4,335	$1,631	$(502)	$1,129

During the three months ended September 30, 2016 and 2015, amortization expense was $0.2 million and $20 thousand, respectively.

The changes in the carrying amount of goodwill since June 30, 2016 was as follows (in thousands, unaudited):

Balance at June 30, 2016	$1,039
Goodwill acquired during the three months ended September 30, 2016	5,685
Balance at September 30, 2016	$6,724

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS (continued)

As of September 30, 2016, future amortization of intangible assets is as follows (in thousands, unaudited):

Year Ending September 30,
2017	$616
2018	615
2019	615
2020	615
2021	615
Thereafter	1,259
$4,335

Future amortization expense may fluctuate depending on future changes in acquisition related assets or changes to the estimated amortizable life of the intangibles.

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2016	June 30, 2016
	(Unaudited)
Raw materials	$1,268	1,388
Finished goods	2,937	2,531
Total	$4,205	3,919

NOTE 12 – REVENUES BY SOLUTION

Total revenues for the three months ended September 30, 2016 and 2015 were $9.5 million and $7.9 million, respectively.  The Company has expanded its reporting to include information by solution reflecting recent changes in the Company’s business primarily due to recent acquisitions.

	Three-Months Ended September 30,
	2016	% Total	2015	% Total
REVENUES BY SOLUTION:
Mailbacks	$6,249	65.5%	$5,525	70.2%
Route-based pickup services	1,465	15.4%	361	4.6%
Unused medications	791	8.3%	1,002	12.7%
Third party treatment services	68	0.7%	79	1.0%
Other(1)	958	10.1%	902	11.5%
Total revenues	$9,531	100.0%	$7,869	100.0%

(1)	The Company’s other products include non-mailback products such as IV poles, accessories, containers, asset return boxes and other miscellaneous items.

NOTE 13 – ACQUISITIONS

Effective on July 17, 2015, the Company acquired Alpha Bio/Med Services LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $0.7 million of which $0.1 million was withheld for payment of adjusted escrow amounts which settled in July 2016.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – ACQUISITIONS (continued)

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

Effective July 1, 2016, the Company acquired Citiwaste, LLC (“Citiwaste”), a route-based pickup service located in New York, which is in the business of medical, pharmaceutical and hazardous waste management primarily in the healthcare industry. The purchase price consists of $7.0 million in cash ($3.0 million of which was borrowed under the acquisition portion of its Credit Agreement), 413,272 shares of common stock of the Company (the “Common Stock Consideration”), which constitutes approximately 3.0% of the total outstanding shares of common stock of the Company, and a lease obligation to be paid to the seller for $0.1 million which is presented on the balance sheet in accrued liabilities for a total consideration of $9.0 million.  The issuance of the Common Stock Consideration was not registered under the Securities Act of 1933, as amended, and was issued pursuant to an exemption from the registration requirements thereunder.  The Company will hold 139,216 shares of the Common Stock Consideration in escrow for a one-year period to cover the indemnification obligations of the Sellers under the Agreement.

For the three months ended September 30, 2016, the Company recognized approximately $0.8 million in revenues and $0.1 million in net income related to the acquisition of Citiwaste.

The following amounts represent the fair value of the assets acquired and liabilities assumed:

Cash	$5
Accounts receivable	495
Fixed assets	30
Intangibles	3,357
Goodwill	5,685
Accounts payable and accrued liabilities	(356)
Debt assumed	(187)
Total purchase price	$9,029

The amounts recorded for certain assets and liabilities are preliminary in nature and are subject to adjustments to working capital. The actual amounts recorded at the completion of the measurement period may differ materially from the information presented in the accompanying unaudited condensed combined financial information.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – ACQUISITIONS (continued)

During the three months ended September 30, 2016 and 2015, the Company incurred $0.7 million and $0.1 million of acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses in the condensed consolidated statements of operations.  The results of operations of the acquired business have been included in the condensed consolidated statements of operations from the date of acquisition. Pro forma results of operations for Alpha Bio/Med Services and Bio-Team Mobile are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations. The goodwill recorded as of September 30, 2016 for Alpha Bio/Med Services, Bio-Team Mobile, and Citiwaste will be deductible for income taxes.  The goodwill recognized for the acquisitions since July 1, 2015 is attributable to expected revenue synergies generated by the integration of our products and services with those acquisitions, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition such as the assembled workforce of each acquisition.

Supplemental Pro Forma Data

Citiwaste’s financial results have been included in our condensed consolidated financial results for the three months ended September 30, 2016.  The following table presents summarized unaudited pro forma financial information as if Citiwaste had been included in the Company’s results for the three months ended September 30, 2015 (in thousands):

September 30, 2015
(Unaudited)
Revenues	$8,600
Net income	$177

The basic and diluted earnings per common share is not affected by the pro forma results above nor the issuance of common stock consideration.

The unaudited supplemental pro forma financial data above has been calculated after applying the Company’s accounting policies and adjusting the historical results of Citiwaste with pro forma adjustments, net of tax, that assume the acquisition occurred on July 1, 2015.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “may,” “position,” “plan,” potential,” “continue,” “anticipate,” “believe,” “expect,” “estimate,” “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the known and unknown risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, expected, estimated or intended.  Consequently, no forward-looking statements can be guaranteed.  When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on 10-Q or refer to our Annual Report on Form 10-K.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that is not possible to predict or identify such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties.  The Company does not intend to update these forward-looking statements.

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

Our key markets include heathcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, surgery centers, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps® Recovery System, is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials. In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users.  MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”) which became effective October 9, 2014.  In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of a route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states.  Additionally, the Company now services parts of Texas and Louisiana with route-based pickup service. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast where we serve an eleven contiguous state region.  Our other solutions include TakeAway Medication Recovery System™, TakeAway Recycle System™, ComplianceTRACSM, Universal Waste Shipback Systems, TakeAway Environmental Return System™, SharpsTracer®, Sharps Secure® Needle Disposal System™, Complete Needle™ Collection & Disposal System, Pitch-It IV™ Poles, Asset Return System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Spill Kit and Recovery System.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2016 and 2015. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended September 30,
	2016	%	2015	%
	(Unaudited)

Revenues	$9,531	100.0%	$7,869	100.0%
			-
Cost of revenues	6,572	69.0%	4,990	63.4%
Gross profit	2,959	31.0%	2,879	36.6%

SG&A expense	3,699	38.8%	2,596	33.0%
Depreciation and amortization	200	2.1%	52	0.7%

Operating income (loss)	$(940)	(9.9%)	$231	2.9%

Interest income	4		9
Interest expense	(31)		-
Total other income (expense)	(27)	(0.3%)	9	0.1%

Income (loss) before income taxes	(967)	(10.1%)	240	3.0%
Income tax expense	-	0.0%	20	0.3%
Net income (loss)	$(967)	(10.1%)	$220	2.8%

THREE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015

Total revenues for the three months ended September 30, 2016 of $9.5 million increased by $1.6 million, or 21.1%, over the total revenues for the three months ended September 30, 2015 of $7.9 million. Billings by market are as follows (in thousands):

	Three-Months Ended September 30,
	(Unaudited)
	2016	2015	Variance

BILLINGS BY MARKET:
Professional	$2,818	$1,711	$1,107
Retail	2,059	1,749	310
Home Health Care	1,866	1,951	(85)
Pharmaceutical Manufacturer	1,787	1,239	548
Assisted Living	593	526	67
Government	450	464	(14)
Environmental	68	79	(11)
Other	207	262	(55)
Subtotal	9,848	7,981	1,867
GAAP Adjustment *	(317)	(112)	(205)
Revenue Reported	$9,531	$7,869	$1,662

*Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.  See Note 3 “Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

The Company has expanded its reporting to include information by solution reflecting recent changes in the Company’s business primarily due to recent acquisitions.

	Three-Months Ended September 30,
	2016	% Total	2015	% Total
BILLINGS BY SOLUTION:
Mailbacks	$6,566	66.7%	$5,637	70.6%
Route-based pickup services	1,465	14.9%	361	4.5%
Unused medications	791	8.0%	1,002	12.6%
Third party treatment services	68	0.7%	79	1.0%
Other(1)	958	9.7%	902	11.3%
Total billings	$9,848	100.0%	$7,981	100.0%
GAAP adjustment(2)	(317)		(112)
Revenue reported	$9,531		$7,869

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

(2)
Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.

These quarter-to-date tables contain certain financial information not derived in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represents all invoiced amounts associated with products shipped during the period reported. Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies. Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in billings was primarily attributable to increased billings in the Professional ($1.1 million), Pharmaceutical Manufacturer ($0.5 million), and Retail ($0.3 million) markets.  The increase in Professional market billings is a result of continued focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals who benefit from cost effective and convenient Sharps Recovery System and the Company’s route-based pickup service. The increase in Pharmaceutical Manufacturer market billings is primarily due to timing of new inventory builds for existing customers. The increase in Retail market billings is primarily due to an increase in flu shot related orders for the upcoming flu season this quarter compared to last year, offset by a decrease in billings for the Takeaway Medication Recovery System envelopes which were launched by a Retail customer in the fiscal 2016 first quarter. Billings for Mailbacks in the three months ended September 30, 2016 increased 16.5% to $6.6 million as compared to $5.6 million in the prior period and represented 66.7% of total billings.  Billings for Route-Based Pickup Services increased 306% to $1.5 million as compared to $0.4 million in the prior period and represented 14.9% of total billings.

Cost of revenues for the three months ended September 30, 2016 of $6.6 million was 69.0% of revenues.  Cost of revenues for the three months ended September 30, 2015 of $5.0 million was 63.4% of revenues.  The gross margin for the three months ended September 30, 2016 of 31.0% was lower than gross margin for the three months ended September 30, 2015 of 36.6%.  Gross margin for the three months ended September 30, 2016 was adversely impacted by approximately $0.4 million in revenue from a legacy Pharmaceutical Manufacturer patient support program with little or no up-front margin (split revenue model) and by operating expenses related to the new Pennsylvania treatment facility in advance of the start of operations. These items, as well as excess repair and maintenance and operating costs incurred at our Texas-based treatment facility adversely impacted the first quarter gross margin.  There was also a negative impact from higher return transportation costs associated with a USPS rate increase effective February 1, 2016.  The Company recently negotiated a concession to this rate increase that became effective October 10, 2016.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2016 and 2015 was $3.7 million and $2.6 million, respectively.  SG&A for the three months ended September 30, 2016 included $0.7 million of acquisition related costs associated with the completion of the Company’s acquisition of Citiwaste in July 2016, $0.1 million of ongoing expenses associated with acquired businesses and higher sales and marketing costs focused on our inside sales initiatives.  Without the costs associated with completion of the acquisition, SG&A costs increased by $0.4 million, or 15.4% compared to the prior period.

The Company reported an operating loss of $0.9 million for the three months ended September 30, 2016 compared to operating income of $0.2 million for the three months ended September 30, 2015.   The operating income decreased mainly due to lower gross margin and higher SG&A expenses (discussed above).

The Company reported a loss before income taxes of $1.0 million for the three months ended September 30, 2016 versus income before income taxes of $0.2 million for the three months ended September 30, 2015. Loss before income taxes was adversely impacted by the operating loss (discussed above).

No state tax expense was recorded for the three months ended September 30, 2016 as it was not material due to the valuation allowance and net operating losses.  The Company’s effective tax rate for the three months ended September 30, 2015 was 8.3% reflecting estimated state income taxes.

The Company reported a net loss of $1.0 million for the three months ended September 30, 2016 compared to net income of $0.2 million for the three months ended September 30, 2015.  Net loss was adversely impacted by the operating loss (discussed above).

The Company reported basic and diluted loss per share of ($0.06) for the three months ended September 30, 2016 versus basic and diluted income per share of $0.01 for the three months ended September 30, 2015.  Basic and diluted loss per share was adversely impacted by the net loss (discussed above).

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

●
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey.  Additionally, the Company now services parts of Texas and Louisiana with route-based pickup services.  As of September 30, 2016, the Company directly serves more than 8,500 customer locations with route-based pickup services.  With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

●
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

●
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

●	The Company’s strong financial position with a cash balance of $6.9 million and debt of $3.2 million as of September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow is primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents decreased by $5.5 million to $6.9 million at September 30, 2016 from $12.4 million at June 30, 2016 due to the following:

●
Cash Flows from Operating Activities - Working capital decreased by $6.2 million to $11.1 million at September 30, 2016 from $17.2 million at June 30, 2016. The decrease is primarily attributed to a decrease in cash and cash equivalents and:

●
Accounts receivable increased by $0.8 million, net of assets acquired, to $7.1 million at September 30, 2016 from $5.8 million at June 30, 2016. The increase is due to timing of billings and collections.

●
Inventory increased by $0.3 million to $4.2 million at September 30, 2016 from $3.9 million at June 30, 2016. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

●
Accounts payable and accrued liabilities increased by $0.6 million, net of assets acquired and unpaid consideration, to $4.5 million at September 30, 2016 from $3.2 million at June 30, 2016.  The increase is the result of the timing of payments.

●	Deferred revenue increased by $0.3 million to $3.2 million at September 30, 2016 from $3.0 million at June 30, 2016. The increase is due to the increase in billings for the period.

●	Cash Flows used in Investing Activities - Investing activities include capital expenditures and business acquisitions as follows:

●	Capital expenditures of $0.8 million are attributable primarily to investments in treatment facility improvements purchased of $0.7 million.

●
The Company acquired Citiwaste for $9.0 million during the three months ended September 30, 2016 of which $1.9 million was for 413,272 shares of common stock of the Company and $0.1 million was unpaid consideration as of September 30, 2016.

●
Cash Flows used in Financing Activities – Financing activities include $3.0 million of proceeds from long-term debt in connection with the Citiwaste acquisition and proceeds from the exercise of stock options of $0.1 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three months ended September 30, 2016 and the year-ended June 30, 2016.

Credit Facility

The Company’s credit agreement, which was effective on April 9, 2015 with a commercial bank and subsequently amended on June 20, 2016 (“Credit Agreement”), provides for a $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $1.0 million) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line) with a floor of 3.0%.  The interest rates as of September 30, 2016 and June 30, 2016 were approximately 3.5% and 3.75%, respectively. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

At September 30, 2016, long-term debt consisted $3.2 million in borrowings of which $0.8 million was current.  The Company also had $0.3 million in letters of credit.  The Company’s availability under its credit facilities is currently approximately $5.7 million ($3.7 million for the working capital and $2.0 million for the acquisitions).

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $7.0 million, minimum liquidity of $6.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on April 9, 2018, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. At September 30, 2016, the Company was in compliance with all the financial covenants under the Credit Agreement except the minimum debt service coverage ratio.  A waiver was granted by the lender to the Company to cover the three months ended September 30, 2016.  In addition, the lender agreed to revise the calculation of the debt coverage ratio via an amendment executed in November 2016.  With this amendment, the Company expects to be in compliance with all amended covenants for at least one year from the balance sheet date in this quarterly report.

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

The Company does not have exposure to significant financial market risk including commodity price risk or foreign currency exchange risk. Management does not use derivative instruments. The Company has limited exposure to changes in interest rates from its indebtedness. The Company maintains a credit agreement and had borrowings as of September 30, 2016. In connection with the acquisition of Citiwaste on July 1, 2016, the Company borrowed $3.0 million under the acquisition portion of its Credit Agreement.  Advances under the acquisition portion of the Credit Agreement, which are limited to 75% of the purchase price of an acquired company, will convert to a five-year term note which bears interest at WSJ Prime plus $0.25% which is currently 3.75%.  Principal and interest are payable monthly.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.  The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of September 30, 2016, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2016.

Changes in Internal Control

During the quarter ended September 30, 2016, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A.	RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2016 for the Company’s risk factors.  During the three months ended September 30, 2016, there have been no changes to the Company’s risk factors except as included below.

Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations and value of our securities.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $7.0 million, minimum liquidity of $6.0 million and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.  These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Our ability to comply with the covenants and restrictions contained in the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate commitments, cease making further loans, require cash collateralization of letters of credit, cause its loans to become due and payable in full and force us into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities.

In connection with the acquisition of Citiwaste in July 2016, the Company issued 413,272 shares of common stock of the Company (the “Common Stock Consideration”), which constitutes approximately 3.0% of the total outstanding shares of the Company as a portion of the total consideration paid.  The issuance of the Common Stock Consideration was not registered under the Securities Act of 1933, as amended, and was pursuant to an exemption from registration requirements thereunder.  The Company will hold 139,216 shares of the Common Stock Consideration in escrow for a one-year period to cover the indemnification obligations of the sellers under the Agreement.

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

During the three months ended September 30, 2016, Sharps repurchased no shares.  As of September 30, 2016, approximately $1.4 million remained of our $3.0 million repurchase program.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 3, 2016	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 3, 2016	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)