Form 10-Q
period 2016-12-31
SHARPS COMPLIANCE CORP
filed 2017-02-01
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

As of January 30, 2017, there were 15,986,857 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	December 31,	June 30,
	2016	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,234	$12,435
Accounts receivable, net of allowance for doubtful accounts of $72 and $63, respectively	5,766	5,814
Inventory, net	4,382	3,919
Prepaid and other current assets	727	695
TOTAL CURRENT ASSETS	18,109	22,863

PROPERTY, PLANT AND EQUIPMENT, net	6,878	5,032

OTHER ASSETS	118	84

GOODWILL	6,724	1,039

INTANGIBLE ASSETS, net of accumulated amortization of $803 and $502, respectively	4,264	1,129
TOTAL ASSETS	$36,093	$30,147

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,130	$1,620
Accrued liabilities	1,936	1,534
Current maturities of long-term debt	684	-
Deferred revenue	2,356	2,477
TOTAL CURRENT LIABILITIES	8,106	5,631

LONG-TERM DEFERRED REVENUE, net of current portion	534	483

OTHER LONG-TERM LIABILITIES	171	190

LONG-TERM DEBT, net of currrent portion	2,212	-

TOTAL LIABILITIES	11,023	6,304

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,282,472 and 15,740,458 shares issued, respectively and 15,986,857 and 15,444,843 shares outstanding, respectively	163	158
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	27,747	25,331
Accumulated deficit	(1,286)	(92)
TOTAL STOCKHOLDERS' EQUITY	25,070	23,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,093	$30,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2016	2015

REVENUES	$9,707	$9,992
Cost of revenues	6,812	6,673
GROSS PROFIT	2,895	3,319

Selling, general and administrative	2,899	2,585
Depreciation and amortization	200	70

OPERATING INCOME (LOSS)	(204)	664

OTHERE INCOME (EXPENSE)
Interest income	4	9
Interest expense	(27)	-
TOTAL OTHER (EXPENSE) INCOME	(23)	9

INCOME (LOSS) BEFORE INCOME TAXES	(227)	673

INCOME TAX EXPENSE - Current	-	58
TOTAL INCOME TAX EXPENSE	-	58

NET INCOME (LOSS)	$(227)	$615

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.01)	$0.04

Diluted	$(0.01)	$0.04

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,929	15,467
Diluted	15,929	16,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2016	2015

REVENUES	$19,238	$17,861
Cost of revenues	13,384	11,663
GROSS PROFIT	5,854	6,198

Selling, general and administrative	6,598	5,181
Depreciation and amortization	400	122

OPERATING INCOME (LOSS)	(1,144)	895

OTHERE INCOME (EXPENSE)
Interest income	8	18
Interest expense	(58)	-
TOTAL OTHER (EXPENSE) INCOME	(50)	18

INCOME (LOSS) BEFORE INCOME TAXES	(1,194)	913

INCOME TAX EXPENSE - Current	-	78
TOTAL INCOME TAX EXPENSE	-	78

NET INCOME (LOSS)	$(1,194)	$835

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.08)	$0.05

Diluted	$(0.08)	$0.05

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,898	15,443
Diluted	15,898	15,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, June 30, 2015	15,575,041	$156	(191,250)	$(809)	$24,344	$(105)	$23,586
			-	$-
Exercise of stock options	112,425	1	-	-	312	-	313
Stock-based compensation	-	-	-	-	676	-	676
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(104,365)	(745)	-	-	(745)
Net income	-	-	-	-	-	13	13

Balances, June 30, 2016	15,740,458	158	(295,615)	(1,554)	25,331	(92)	23,843
			-	-			-
Exercise of stock options	75,750	-	-	-	259	-	259
Stock-based compensation	-	-	-	-	273	-	273
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Issuance of common stock for acquisition	413,272	4	-	-	1,885	-	1,889
Net loss	-	-	-	-	-	(1,194)	(1,194)
Balances, December 31, 2016	16,282,472	$163	(295,615)	$(1,554)	$27,747	$(1,286)	$25,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,194)	$835
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	708	379
Loss on disposal of property, plant and equipment	6	-
Stock-based compensation expense	273	358
Changes in operating assets and liabilities, net of effects of business acqusitions:
Accounts receivable	543	434
Inventory	(359)	(943)
Prepaid and other assets	(66)	121
Accounts payable and accrued liabilities	1,134	(105)
Deferred revenue	(70)	415
NET CASH PROVIDED BY OPERATING ACTIVITIES	975	1,494

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,978)	(761)
Cash proceeds from sale of property, plant and equipment	13	-
Additions to intangible assets	(79)	-
Payments for business acquisitions, net of cash acquired	(7,100)	(1,204)
NET CASH USED IN INVESTING ACTIVITIES	(9,144)	(1,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	259	313
Shares repurchased	-	(540)
Proceeds from long-term debt	3,000	-
Repayments of long-term debt	(291)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,968	(227)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,201)	(698)

CASH AND CASH EQUIVALENTS, beginning of period	12,435	15,157

CASH AND CASH EQUIVALENTS, end of period	$7,234	$14,459

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$85

Interest paid on long-term debt	$49	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issurance of common stock for acquisition	$1,889	$-
Unpaid consideration related to acquistions	$105	$529
Transfer of equipment to inventory	$104	$106
Property, plant and equipment financed through accounts payable	$368	$-

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2016, the results of its operations for the three and six months ended December 31, 2016 and 2015, cash flows for the six months ended December 31, 2016 and 2015 and stockholders’ equity for the six months ended December 31, 2016 and the year ended June 30, 2016. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.  During the three and six months ended December 31, 2016, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.8 million and $1.8 million, respectively.  During the three and six months ended December 31, 2015, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $1.9 million and $2.5 million, respectively. As of December 31, 2016 and June 30, 2016, $2.2 million and $2.1 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

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

Fair Value of Financial Instruments:  The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at December 31, 2016 and June 30, 2016 due to their short-term nature.  The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. The purchase price allocations relating to the acquisitions completed during the six months ended December 31, 2016 and year ended June 30, 2016 utilized level 3 inputs.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - INCOME TAXES (continued)

No state tax expense was recorded for the six months ended December 31, 2016 as it was not material due to the valuation allowance and net operating losses.  The Company’s effective tax rate for the six months ended December 31, 2015 was 8.5% reflecting estimated state income taxes. The Company’s tax benefit associated with taxable losses during the six months ended December 31, 2016 was offset by a deferred tax valuation allowance. The Company’s tax expense associated with taxable income during the six months ended December 31, 2015 was offset by the utilization of net operating loss carryforwards.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

The Company’s credit agreement, which was effective on April 9, 2015 with a commercial bank and subsequently amended on June 20, 2016 and November 2, 2016 (“Credit Agreement”), provides for a $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $1.0 million) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line) with a floor of 3.0%.  The interest rates as of December 31, 2016 were approximately 3.75% (for the working capital line) and 4.00% (for the acquisition line). Interest rates as of June 30, 2016 were 3.5% (for the working capital line) and 3.75% (for the acquisition line).  The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

At December 31, 2016, long-term debt consisted of the following (in thousands):

Non-interest bearing, unsecured note payable assumed in acquisition (See Note 13), monthly payments of $7; maturing September 2018.	$146

Term loan, bearing interest at 4.00%, monthly payments of $50; maturing July 2021.	2,750

Total long-term debt	2,896
Less: current portion	684
Long-term debt, net of current portion	$2,212

As of December 31, 2016, the Company also had $0.3 million in letters of credit.  The Company’s availability under its credit facilities is currently approximately $5.9 million ($3.7 million for the working capital and $2.2 million for the acquisitions).

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $7.0 million, minimum liquidity of $6.0 million and a minimum debt service coverage ratio of not less than 1.35 to 1.00. The Credit Agreement, which expires on April 9, 2018, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. At December 31, 2016, the Company was in compliance with all the financial covenants under the Credit Agreement except the minimum debt service coverage ratio.  A waiver was granted by the lender to the Company to cover the three months ended December 31, 2016.  With an amendment executed in November 2016, which revised the calculation of the debt service coverage ratio, the Company expects to be in compliance with all amended covenants through at least December 31, 2017.

Payments due on long-term debt during each of the five years subsequent to December 31, 2016 are as follows (in thousands, unaudited):

Twelve Months Ending December 31,
2017	$684
2018	662
2019	600
2020	600
2021	350
$2,896

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).  During the three and six months ended December 31, 2016 and 2015, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Stock-based compensation expense included in:

Cost of revenues	$13	$10	$25	$18
Selling, general and administrative	121	207	248	340
Total	$134	$217	$273	$358

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net income (loss), as reported	$(227)	$615	$(1,194)	$835

Weighted average common shares outstanding	15,929	15,467	15,898	15,443
Effect of dilutive stock options	-	595	-	551
Weighted average diluted common shares outstanding	15,929	16,062	15,898	15,994

Net income (loss) per common share
Basic	$(0.01)	$0.04	$(0.08)	$0.05
Diluted	$(0.01)	$0.04	$(0.08)	$0.05

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	834	120	305	216

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2016 and 2015, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Options Exercised	29,527	11,000	75,750	112,425
Proceeds (in thousands)	$118	$45	$259	$313
Average exercise price per share	$3.98	$3.98	$3.41	$2.77

As of December 31, 2016, there was $0.5 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 1.94 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension on the stock repurchase program through January 1, 2017.  During the three and six months ended December 31, 2016 and 2015, shares were repurchased as follows:

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Shares repurchased	-	68,022	-	68,022
Cash paid for shares repurchased (in thousands)	$-	$540	$-	$540
Average price paid per share	$-	$7.94	$-	$7.94

Total shares repurchased under the program are 295,615 shares at a cost of $1.6 million.  As of December 31, 2016, approximately $1.4 million remained of the Company’s $3.0 million repurchase program.  The program has not been extended.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At December 31, 2016 and June 30, 2016, intangible assets consisted of the following (in thousands, unaudited):

		December 31, 2016			June 30, 2016
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount

Customer relationships	7 years	$3,007	$(277)	$2,730	$580	$(60)	$520
Permits	6 - 15 years	1,290	(239)	1,051	668	(191)	477
Patents	5 - 17 years	383	(257)	126	383	(251)	132
Tradename	7 years	270	(19)	251	-	-	-
Non-compete	5 years	117	(11)	106	-	-	-
Total intangible assets, net		$5,067	$(803)	$4,264	$1,631	$(502)	$1,129

During the six months ended December 31, 2016 and 2015, amortization expense was $0.3 million and $28.0 thousand, respectively.

The changes in the carrying amount of goodwill since June 30, 2016 was as follows (in thousands, unaudited):

Balance at June 30, 2016	$1,039
Goodwill acquired during the six months ended December 31, 2016	5,685
Balance at December 31, 2016	$6,724

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS (continued)

As of December 31, 2016, future amortization of intangible assets is as follows (in thousands, unaudited):

Twelve Months Ending December 31,
2017	$606
2018	606
2019	606
2020	606
2021	594
Thereafter	1,246
$4,264

Future amortization expense may fluctuate depending on future changes in acquisition related assets or changes to the estimated amortizable life of the intangibles.

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31, 2016	June 30, 2016
	(Unaudited)
Raw materials	$1,443	1,388
Finished goods	2,939	2,531
Total	$4,382	3,919

NOTE 12 – REVENUES BY SOLUTION

The Company has expanded its reporting to include information by solution reflecting recent changes in the Company’s business primarily due to recent acquisitions.  The components of revenues by solution are as follows (in thousands, unaudited):

	Three-Months Ended December 31,
	2016	% Total	2015	% Total
REVENUES BY SOLUTION:
Mailbacks	$6,415	66.1%	$7,414	74.2%
Route-based pickup services	1,580	16.3%	480	4.8%
Unused medications	742	7.6%	1,034	10.3%
Third party treatment services	74	0.8%	75	0.8%
Other(1)	896	9.2%	989	9.9%
Total revenues	$9,707	100.0%	$9,992	100.0%

	Six-Months Ended December 31,
	2016	% Total	2015	% Total
REVENUES BY SOLUTION:
Mailbacks	$12,664	65.9%	$12,938	72.4%
Route-based pickup services	3,045	15.8%	841	4.7%
Unused medications	1,533	8.0%	2,036	11.4%
Third party treatment services	142	0.7%	154	0.9%
Other(1)	1,854	9.6%	1,892	10.6%
Total revenues	$19,238	100.0%	$17,861	100.0%

(1)	The Company’s other products include non-mailback products such as IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

Effective on December 14, 2015, the Company acquired Bio-Team Mobile LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $1.0 million of which $0.1 million was withheld for payment of adjusted escrow amounts which settled in January 2017.

The following amounts represent the fair value of the assets acquired and liabilities assumed:

Accounts receivable	$42
Fixed assets	68
Intangibles	313
Goodwill	626
Accounts payable and accrued liabilities	(16)
Total purchase price	$1,033

Effective July 1, 2016, the Company acquired Citiwaste, LLC (“Citiwaste”), a route-based pickup service located in New York, which is in the business of medical, pharmaceutical and hazardous waste management primarily in the healthcare industry. The purchase price consists of $7.0 million in cash ($3.0 million of which was borrowed under the acquisition portion of its Credit Agreement), 413,272 shares of common stock of the Company (the “Common Stock Consideration”) valued at $1.9 million, which constitutes approximately 3.0% of the total outstanding shares of common stock of the Company, and a lease obligation to be paid to the seller for $0.1 million which is presented on the balance sheet in accrued liabilities for a total consideration of $9.0 million.  The issuance of the Common Stock Consideration was not registered under the Securities Act of 1933, as amended, and was issued pursuant to an exemption from the registration requirements thereunder.  The Company will hold 139,216 shares of the Common Stock Consideration in escrow for a one-year period to cover the indemnification obligations of the Sellers under the Agreement.

For the six months ended December 31, 2016, the Company recognized approximately $1.7 million in revenues related to the acquisition of Citiwaste.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – ACQUISITIONS (continued)

During the three and six months ended December 31, 2016 and 2015, the Company incurred acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses in the condensed consolidated statements of operations as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Acquisition-related expenses	$-	$74	$702	$151

The results of operations of the acquired business have been included in the condensed consolidated statements of operations from the date of acquisition. Pro forma results of operations for Alpha Bio/Med Services and Bio-Team Mobile are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations. The goodwill recorded for the Alpha Bio/Med Services, Bio-Team Mobile, and Citiwaste acquisitions will be deductible for income taxes.  The goodwill recognized for the acquisitions since July 1, 2015 is attributable to expected revenue synergies generated by the integration of our products and services with those acquisitions, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition such as the assembled workforce of each acquisition.

Supplemental Pro Forma Data

Citiwaste’s financial results have been included in our condensed consolidated financial results for the three and six months ended December 31, 2016.  The following table presents summarized unaudited pro forma financial information as if Citiwaste had been included in the Company’s results for the three and six months ended December 31, 2015 (in thousands):

	Three-Months Ended December 31,	Six-Months Ended December 31,
	2015	2015
	(Unaudited)
Revenues	$10,723	$19,323
Net income	$572	$749

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

This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “may,” “position,” “plan,” potential,” “continue,” “anticipate,” “believe,” “expect,” “estimate,” “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  Such statements reflect the known and unknown risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein.  Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, expected, estimated or intended.  Consequently, no forward-looking statements can be guaranteed.  When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q or refer to our Annual Report on Form 10-K.  Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that is not possible to predict or identify such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties.  The Company does not intend to update these forward-looking statements.

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2016 and 2015. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2016	%	2015	%	2016	%	2015	%
	(Unaudited)				(Unaudited)

Revenues	$9,707	100.0%	$9,992	100.0%	$19,238	100.0%	$17,861	100.0%

Cost of revenues	6,812	70.2%	6,673	66.8%	13,384	69.6%	11,663	65.3%
Gross profit	2,895	29.8%	3,319	33.2%	5,854	30.4%	6,198	34.7%
SG&A expense	2,899	29.8%	2,585	25.9%	6,598	34.3%	5,181	29.0%
Depreciation and amortization	200	2.0%	70	0.7%	400	2.0%	122	0.7%

Operating income (loss)	(204)	(2.1%)	664	6.6%	(1,144)	(5.9%)	895	5.0%

Interest income	4		9		8		18
Interest expense	(27)		-		(58)		-
Total other income (expense)	(23)	(0.2%)	9	0.1%	(50)	(0.3%)	18	0.1%

Income (loss) before income taxes	(227)	(2.3%)	673	6.7%	(1,194)	(6.2%)	913	5.1%
Income tax expense	-	0.0%	58	0.6%	-	0.0%	78	0.4%
Net income (loss)	$(227)	(2.3%)	$615	6.2%	$(1,194)	(6.2%)	$835	4.7%

THREE MONTHS ENDED DECEMBER 31, 2016 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2015

Total revenues for the three months ended December 31, 2016 of $9.7 million decreased by $0.3 million, or 2.9%, over the total revenues for the three months ended December 31, 2015 of 10.0 million. Billings by market are as follows (in thousands):

	Three-Months Ended December 31,
	(Unaudited)
	2016	2015	Variance

BILLINGS BY MARKET:
Professional	$3,017	$1,861	$1,156
Retail	1,642	3,037	(1,395)
Home Health Care	2,021	2,091	(70)
Pharmaceutical Manufacturer	1,404	2,515	(1,111)
Assisted Living	571	518	53
Government	371	242	129
Environmental	74	75	(1)
Other	165	188	(23)
Subtotal	9,265	10,527	(1,262)
GAAP Adjustment *	442	(535)	977
Revenue Reported	$9,707	$9,992	$(285)

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

	Three-Months Ended December 31,
	2016	% Total	2015	% Total
BILLINGS BY SOLUTION:
Mailbacks	$5,973	64.5%	$7,949	75.5%
Route-based pickup services	1,580	17.1%	480	4.6%
Unused medications	742	8.0%	1,034	9.8%
Third party treatment services	74	0.8%	75	0.7%
Other(1)	896	9.6%	989	9.4%
Total billings	$9,265	100.0%	$10,527	100.0%
GAAP adjustment(2)	442		(535)
Revenue reported	$9,707		$9,992

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The decrease in billings was primarily attributable to decreased billings in the Retail ($1.4 million) and Pharmaceutical Manufacturer ($1.1 million) markets partially offset by increased billings in the Professional market ($1.2 million).  The increase in the Professional market was a combination of acquired and organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery  System™ and the Company’s route-based pick-up services.  The decrease in the Retail billings reflected a decrease in flu shot related orders of approximately $0.7 million, as well as a decrease of approximately $0.6 million in billings for the TakeAway Medication Recovery System envelopes, which were launched by a major retail pharmacy customer in the prior year period.  The decrease in Pharmaceutical Manufacturer market billings is related to the timing of inventory builds for patient support programs.  Billings for Mailbacks in the three months ended December 31, 2016 decreased 24.9% to $6.0 million as compared to $7.9 million in the prior year period and represented 64.5% of total billings.  Billings for Route-Based Pickup Services increased 229% to $1.6 million as compared to $0.5 million in the prior year period and represented 17.1% of total billings.

Cost of revenues for the three months ended December 31, 2016 of $6.8 million was 70.2% of revenues.  Cost of revenues for the three months ended December 31, 2015 of $6.7 million was 66.8% of revenues.  The gross margin for the three months ended December 31, 2016 of 29.8% was lower than gross margin for the three months ended December 31, 2015 of 33.2%.  Gross margin for the three months ended December 31, 2016 was adversely impacted by duplicative costs as the Company transitioned from third-party processing of medical waste in the Northeast Region to internal processing at the new facility in Pennsylvania.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2016 and 2015 were $2.9 million and $2.6 million, respectively.  SG&A for the three months ended December 31, 2016 increased by $0.3 million over the prior year primarily due to ongoing expenses associated with acquired businesses and higher sales and marketing costs.

The Company reported an operating loss of $0.2 million for the three months ended December 31, 2016 compared to operating income of $0.7 million for the three months ended December 31, 2015.   The operating income decreased mainly due to lower revenues, gross margin and higher SG&A expenses (discussed above).

The Company reported a loss before income taxes of $0.2 million for the three months ended December 31, 2016 versus income before income taxes of $0.7 million for the three months ended December 31, 2015. Loss before income taxes was adversely impacted by the operating loss (discussed above).

No state tax expense was recorded for the three months ended December 31, 2016 as it was not material due to the valuation allowance and net operating losses.  The Company’s effective tax rate for the three months ended December 31, 2015 was 8.6% reflecting estimated state income taxes.

The Company reported a net loss of $0.2 million for the three months ended December 31, 2016 compared to net income of $0.6 million for the three months ended December 31, 2015.  Net loss was adversely impacted by the operating loss (discussed above).

The Company reported basic and diluted loss per share of ($0.01) for the three months ended December 31, 2016 versus basic and diluted income per share of $0.04 for the three months ended December 31, 2015.  Basic and diluted loss per share was adversely impacted by the net loss (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2016 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2015

Total revenues for the six months ended December 31, 2016 of $19.2 million increased by $1.4 million, or 7.7%, over the total revenues for the six months ended December 31, 2015 of $17.9 million. Billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2016	2015	Variance
BILLINGS BY MARKET:
Professional	$5,835	$3,572	$2,263
Retail	3,701	4,786	(1,085)
Home Health Care	3,887	4,042	(155)
Pharmaceutical Manufacturer	3,191	3,754	(563)
Assisted Living	1,164	1,044	120
Government	821	706	115
Environmental	142	154	(12)
Other	372	450	(78)
Subtotal	19,113	18,508	605
GAAP Adjustment *	125	(647)	772
Revenue Reported	$19,238	$17,861	$1,377

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

	Six-Months Ended December 31,
	2016	% Total	2015	% Total
BILLINGS BY SOLUTION:
Mailbacks	$12,539	65.7%	$13,585	73.5%
Route-based pickup services	3,045	15.9%	841	4.5%
Unused medications	1,533	8.0%	2,036	11.0%
Third party treatment services	142	0.7%	154	0.8%
Other(1)	1,854	9.7%	1,892	10.2%
Total billings	$19,113	100.0%	$18,508	100.0%
GAAP adjustment(2)	125		(647)
Revenue reported	$19,238		$17,861

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

This year-to-date table contains certain financial information not derived in accordance with GAAP, including customer billings information.  The Company believes this information is useful to investors and other interested parties as customer billings represent all invoiced amounts associated with products shipped during the period reported. Such information should not be considered as a substitute for any measures derived in accordance with GAAP, and may not be comparable to other similarly titled measures of other companies. Reconciliation of this information to the most comparable GAAP measures is included above.

The increase in billings was primarily attributable to increased billings in the Professional ($2.3 million), Assisted Living  ($0.1 million) and Government ($0.1 million) markets.  The increase was partially offset by decreased billings in the Retail ($1.1 million) and Pharmaceutical Manufacturer ($0.6 million) markets. Home Health Care billings remained relatively flat at $3.9 million in the first six months of fiscal 2017 as compared to $4.0 million in the prior year’s period.  The increase in Professional market billings was a combination of acquired and organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System and the Company’s route-based pick-up services. The increase in Assisted Living market billings is a result of increased sales focus as well as our new route-based pickup service. The increase in Government market billings was primarily related to increased sales of the Company’s MedSafe solutions to multiple Government agencies.  The decrease in Retail market billings is primarily due to a decrease in billings for the TakeAway Medication Recovery System envelopes which were launched by several Retail customers in the prior year.  The decrease in Pharmaceutical Manufacturer market billings is primarily due to the timing of inventory builds for patient support programs.

Cost of revenues for the six months ended December 31, 2016 of $13.4 million was 69.6% of revenues.  Cost of revenues for the six months ended December 31, 2015 of $11.7 million was 65.3% of revenues.  The lower gross margin for the six months ended December 31, 2016 of 30.4% (versus 34.7% for the six months ended December 31, 2015) was primarily due to the adverse impact of duplicative costs as the Company transitioned from third party processing of medical waste in the Northeast Region to internal processing at the new facility in Pennsylvania. There was also a negative impact from higher return transportation costs associated with a USPS rate increase effective from February 1, 2016 through October 10, 2016.

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2016 and 2015 were $6.6 million and $5.2 million, respectively.  SG&A for the six months ended December 31, 2016 included $0.7 million of acquisition related costs associated with the completion of the Company’s acquisition of Citiwaste in July 2016.  Without these acquisition related costs, SG&A costs increased 13.8% compared to the prior period due to increased sales, marketing and compensation related spending.

The Company reported an operating loss of $1.1 million for the six months ended December 31, 2016 compared to operating income of $0.9 million for the six months ended December 31, 2015.   The operating income decreased mainly due to the lower gross margin and higher SG&A expenses (discussed above).

The Company reported a loss before income taxes of $1.2 million for the six months ended December 31, 2016 versus income before income taxes of $0.9 million for the six months ended December 31, 2015. Loss before income taxes was adversely impacted by the operating loss (discussed above).

No state tax expense was recorded for the six months ended December 31, 2016 as it was not material due to the valuation allowance and net operating losses. The Company’s effective tax rate for the six months ended December 31, 2015 was 8.5% reflecting estimated state income taxes.

The Company reported a net loss of $1.2 million for the six months ended December 31, 2016 compared to net income of $0.8 million for the six months ended December 31, 2015.  Net loss was adversely impacted by the operating loss (discussed above).

The Company reported basic and diluted loss per share of ($0.08) for the six months ended December 31, 2016 versus basic and diluted income per share of $0.05 for the six months ended December 30, 2015.  Basic and diluted loss per share were adversely impacted by the net loss (discussed above).

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

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey.  Additionally, the Company now services parts of Texas and Louisiana with route-based pickup services.  As of December 31, 2016, the Company directly serves more than 9,100 customer locations with route-based pickup services.  With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•	The Company’s strong financial position with a cash balance of $7.2 million and debt of $2.9 million as of December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow is primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents decreased by $5.2 million to $7.2 million at December 31, 2016 from $12.4 million at June 30, 2016 due to the following:

•
Cash Flows from Operating Activities - Working capital decreased by $7.2 million to $10.0 million at December 31, 2016 from $17.2 million at June 30, 2016. The decrease is primarily attributed to a decrease in cash and cash equivalents and:

•	Accounts receivable decreased by $0.5 million, net of assets acquired, to $5.8 million at December 31, 2016 from $5.8 million at June 30, 2016.

•
Inventory increased by $0.4 million to $4.4 million at December 31, 2016 from $3.9 million at June 30, 2016. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

•
Accounts payable and accrued liabilities increased by $1.1 million, net of assets acquired and unpaid consideration, to $5.1 million at December 31, 2016 from $3.2 million at June 30, 2016.  The increase is the result of the timing of payments.

•	Cash Flows used in Investing Activities - Investing activities include capital expenditures and business acquisitions as follows:

•	Capital expenditures of $2.0 million are attributable primarily to investments in treatment facility improvements purchased.

•
The Company acquired Citiwaste for $9.0 million during the six months ended December 31, 2016 of which $1.9 million was for 413,272 shares of common stock of the Company and $0.1 million was unpaid consideration as of December 31, 2016.

•
Cash Flows used in Financing Activities – Financing activities include $3.0 million of proceeds from long-term debt in connection with the Citiwaste acquisition, proceeds from the exercise of stock options of $0.3 million offset in part by repayments of debt of $0.3 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the six months ended December 31, 2016 and the year-ended June 30, 2016.

Credit Facility

The Company’s credit agreement, which was effective on April 9, 2015 with a commercial bank and subsequently amended on June 20, 2016 and November 2, 2016 (“Credit Agreement”), provides for a $9.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $4.0 million for working capital, letters of credit (up to $1.0 million) and general corporate purposes and (ii) $5.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at WSJ Prime (for the working capital line) and WSJ Prime plus 0.25% (for the acquisition line) with a floor of 3.0%.  The interest rates as of December 31, 2016 were approximately 3.75% (for the working capital line) and 4.00% (for the acquisition line).  Interest rates as of June 30, 2016 were 3.5% (for the working capital line) and 3.75% (for the acquisition line). The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

At December 31, 2016, long-term debt consisted $2.9 million in borrowings of which $0.7 million was current.  The Company also had $0.3 million in letters of credit.  The Company’s availability under its credit facilities is currently approximately $5.9 million ($3.7 million for the working capital and $2.2 million for the acquisitions).

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $7.0 million, minimum liquidity of $6.0 million and a minimum debt service coverage ratio of not less than 1.35 to 1.00. The Credit Agreement, which expires on April 9, 2018, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. At December 31, 2016, the Company was in compliance with all the financial covenants under the Credit Agreement except the minimum debt service coverage ratio.  A waiver was granted by the lender to the Company to cover the three months ended December 31, 2016.  With an amendment executed in November 2016, which revised the calculation of the debt coverage ratio, the Company expects to be in compliance with all amended covenants through at least December 31, 2017.

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

The Company does not have exposure to significant financial market risk including commodity price risk or foreign currency exchange risk. Management does not use derivative instruments. The Company has limited exposure to changes in interest rates from its indebtedness. The Company maintains a credit agreement and had borrowings as of December 31, 2016. In connection with the acquisition of Citiwaste on July 1, 2016, the Company borrowed $3.0 million under the acquisition portion of its Credit Agreement.  Advances under the acquisition portion of the Credit Agreement, which are limited to 75% of the purchase price of an acquired company, convert to a five-year term note which bears interest at WSJ Prime plus 0.25% which is currently 4.00%.  Principal and interest are payable monthly.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.  The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of December 31, 2016, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2016.

Changes in Internal Control

During the three months ended December 31, 2016, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A.	RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2016 for the Company’s risk factors.  During the period ended December 31, 2016, there have been no changes to the Company’s risk factors except as included below.

Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations and value of our securities.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a minimum level of tangible net worth of $7.0 million, minimum liquidity of $6.0 million and a minimum debt service coverage ratio of not less than 1.35 to 1.00 (under new amendment from November 2016). The Credit Agreement also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.  These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

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

During the three months ended December 31, 2016, Sharps repurchased no shares.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: February 1, 2017	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 1, 2017	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)