Form 10-Q
period 2017-03-31
SHARPS COMPLIANCE CORP
filed 2017-05-04
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, there were 16,006,157 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	March 31,	June 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,692	$12,435
Accounts receivable, net of allowance for doubtful accounts of $74 and $63, respectively	5,191	5,814
Inventory, net	4,526	3,919
Prepaid and other current assets	853	695
TOTAL CURRENT ASSETS	16,262	22,863

PROPERTY, PLANT AND EQUIPMENT, net	6,756	5,032

OTHER ASSETS	118	84

GOODWILL	6,724	1,039

INTANGIBLE ASSETS, net of accumulated amortization of $954 and $502, respectively	4,162	1,129

TOTAL ASSETS	$34,022	$30,147

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,469	$1,620
Accrued liabilities	1,340	1,534
Current maturities of long-term debt	604	-
Deferred revenue	2,223	2,477
TOTAL CURRENT LIABILITIES	6,636	5,631

LONG-TERM DEFERRED REVENUE, net of current portion	498	483

OTHER LONG-TERM LIABILITIES	166	190

LONG-TERM DEBT, net of currrent portion	2,121	-

TOTAL LIABILITIES	9,421	6,304

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,301,722 and 15,740,458 shares issued, respectively and 16,006,157 and 15,444,843 shares outstanding, respectively	163	158
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	27,946	25,331
Accumulated deficit	(1,954)	(92)
TOTAL STOCKHOLDERS' EQUITY	24,601	23,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,022	$30,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2017	2016

REVENUES	$8,588	$6,652
Cost of revenues	6,236	4,959
GROSS PROFIT	2,352	1,693

Selling, general and administrative	2,790	2,709
Depreciation and amortization	200	88

OPERATING LOSS	(638)	(1,104)

OTHER INCOME (EXPENSE)
Interest income	4	8
Interest expense	(34)	-
TOTAL OTHER (EXPENSE) INCOME	(30)	8

LOSS BEFORE INCOME TAXES	(668)	(1,096)
TOTAL INCOME TAX BENEFIT	-	(54)

NET LOSS	$(668)	$(1,042)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.04)	$(0.07)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE - Basic and Diluted	15,994	15,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)
	Nine-Months Ended March 31,
	2017	2016

REVENUES	$27,826	$24,513
Cost of revenues	19,620	16,622
GROSS PROFIT	8,206	7,891

Selling, general and administrative	9,388	7,890
Depreciation and amortization	600	210

OPERATING LOSS	(1,782)	(209)

OTHER INCOME (EXPENSE)
Interest income	12	26
Interest expense	(92)	-
TOTAL OTHER (EXPENSE) INCOME	(80)	26

LOSS BEFORE INCOME TAXES	(1,862)	(183)

TOTAL INCOME TAX EXPENSE	-	24

NET LOSS	$(1,862)	$(207)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.12)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE - Basic and Diluted	15,930	15,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances, June 30, 2015	15,575,041	$156	(191,250)	$(809)	$24,344	$(105)	$23,586
Exercise of stock options	112,425	1	-	-	312	-	313
Stock-based compensation	-	-	-	-	676	-	676
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(104,365)	(745)	-	-	(745)
Net income	-	-	-	-	-	13	13
Balances, June 30, 2016	15,740,458	158	(295,615)	(1,554)	25,331	(92)	23,843
Exercise of stock options	95,050	-	-	-	342	-	342
Stock-based compensation	-	-	-	-	389	-	389
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Issuance of common stock for acquisition	413,272	4	-	-	1,885	-	1,889
Net loss	-	-	-	-	-	(1,862)	(1,862)
Balances, March 31, 2017	16,301,772	$163	(295,615)	$(1,554)	$27,946	$(1,954)	$24,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,862)	$(207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,100	601
Loss on disposal of property, plant and equipment	10	-
Stock-based compensation expense	389	510
Changes in operating assets and liabilities, net of effects of business acqusitions:
Accounts receivable	1,118	2,764
Inventory	(477)	(1,285)
Prepaid and other assets	(192)	(79)
Accounts payable and accrued liabilities	335	(1,122)
Deferred revenue	(239)	308
NET CASH PROVIDED BY OPERATING ACTIVITIES	182	1,490

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,439)	(1,217)
Cash proceeds from sale of property, plant and equipment	23	-
Additions to intangible assets	(128)	-
Payments for business acquisitions, net of cash acquired	(7,261)	(1,552)
NET CASH USED IN INVESTING ACTIVITIES	(9,805)	(2,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	342	313
Shares repurchased	-	(745)
Proceeds from long-term debt	5,600	-
Repayments of long-term debt	(3,062)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,880	(432)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,743)	(1,711)

CASH AND CASH EQUIVALENTS, beginning of period	12,435	15,157

CASH AND CASH EQUIVALENTS, end of period	$5,692	$13,446

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$143

Interest paid on long-term debt	$91	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for acquisition	$1,889	$-
Unpaid consideration related to acquistions	$52	$181
Transfer of equipment to inventory	$130	$114
Property, plant and equipment financed through accounts payable	$66	$-

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

Business: Sharps is a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System.  The Company also offers its route-based pick-up service in an twelve (12) state region of the Northeast portion of the United States as well as in Texas and Louisiana.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2017, the results of its operations for the three and nine months ended March 31, 2017 and 2016, cash flows for the nine months ended March 31, 2017 and 2016 and stockholders’ equity for the nine months ended March 31, 2017. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2017.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.  During the three and nine months ended March 31, 2017, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.7 million and $2.5 million, respectively.  During the three and nine months ended March 31, 2016, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.4 million and $2.7 million, respectively. As of March 31, 2017 and June 30, 2016, $2.6 million and $2.1 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

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

Fair Value of Financial Instruments:  The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at March 31, 2017 and June 30, 2016 due to their short-term nature.  The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

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

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. The purchase price allocations relating to the acquisitions completed during the nine months ended March 31, 2017 and 2016 utilized level 3 inputs.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company.) The Company is in the initial stages of evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures as well as evaluating the available transition methods.  The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months.  The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted.  The Company is in the initial stages of evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - INCOME TAXES (continued)

No income tax expense was recorded for the nine months ended March 31, 2017 as it was not material due to the valuation allowance and net operating losses.  The Company’s effective tax rate for the nine months ended March 31, 2016 was 13.1% reflecting estimated state income taxes. The Company’s tax benefit associated with taxable losses during the nine months ended March 31, 2017 was offset by a deferred tax valuation allowance. The Company’s tax expense associated with taxable income during the nine months ended March 31, 2016 was offset by the utilization of net operating loss carryforwards.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement which was executed effective April 9, 2015 with another commercial bank, provides for a $14.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% after September 30, 2017 depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2017 was approximately 3.48%. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

At March 31, 2017, long-term debt consisted of the following (in thousands):

Non-interest bearing, unsecured note payable assumed in acquisition (See Note 13), monthly payments of $7; maturing September 2018.	$125

Term loan, bearing interest at 3.48%, monthly payments of $43; maturing March 2022.	2,600

Total long-term debt	2,725
Less: current portion	604
Long-term debt, net of current portion	$2,121

The Company’s availability under its credit facilities is currently approximately $11.4 million ($6.0 million for the working capital and $5.4 million for the acquisitions).

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain, beginning with the twelve-month period ending September 30, 2017, a maximum cash flow leverage ratio of no more than 3.5 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The maximum cash flow leverage ratio decreases to 3.25 to 1.0 on December 31, 2017 and to 3.0 to 1.0 on March 31, 2018. The Credit Agreement, which expires on March 29, 2019, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

Payments due on long-term debt during each of the five years subsequent to March 31, 2017 are as follows (in thousands):

Twelve Months Ending March 31,
2018	$604
2019	561
2020	520
2021	520
2022	520
$2,725

The Prior Credit Agreement, which was effective through March 29, 2017, provided for a $9.0 million line of credit facility with a maturity date of April 9, 2018.  No amounts related to the Prior Credit Agreement were outstanding as of March 31, 2017 other than letters of credit of approximately $0.3 million, which are in the process of being released.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).  During the three and nine months ended March 31, 2017 and 2016, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2017	2016	2017	2016

Stock-based compensation expense included in:

Cost of revenues	$8	$7	$33	$25
Selling, general and administrative	108	145	356	485
Total	$116	$152	$389	$510

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2017	2016	2017	2016

Net loss, as reported	$(668)	$(1,042)	$(1,862)	$(207)

Weighted average common shares outstanding	15,994	15,462	15,930	15,449

Net loss per common share
Basic and diluted	$(0.04)	$(0.07)	$(0.12)	$(0.01)

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	269	137	304	96

NOTE 9 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2017 and 2016, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2017	2016	2017	2016

Options Exercised	19,300	-	95,050	112,425
Proceeds (in thousands)	$84	$-	$342	$313
Average exercise price per share	$4.34	$-	$3.60	$2.77

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - EQUITY TRANSACTIONS (continued)

As of March 31, 2017, there was $0.4 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 1.77 years.

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3.0 million of its outstanding common stock over a two-year period.  On March 5, 2015, the Board approved a two-year extension on the stock repurchase program through January 1, 2017.  During the three and nine months ended March 31, 2017 and 2016, shares were repurchased as follows:

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2017	2016	2017	2016

Shares repurchased	-	36,343	-	104,365
Cash paid for shares repurchased (in thousands)	$-	$205	$-	$745
Average price paid per share	$-	$5.64	$-	$7.14

Total shares repurchased under the program are 295,615 shares at a cost of $1.6 million.  As of January 1, 2017, approximately $1.4 million remained of the Company’s $3.0 million repurchase program.  The program has not been extended.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At March 31, 2017 and June 30, 2016, intangible assets consisted of the following (in thousands):

		March 31, 2017			June 30, 2016
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount

Customer relationships	7 years	$3,007	$(382)	$2,625	$580	$(60)	$520
Permits	6 - 15 years	1,339	(264)	1,075	668	(191)	477
Patents	5 - 17 years	383	(261)	122	383	(251)	132
Tradename	7 years	270	(29)	241	-	-	-
Non-compete	5 years	117	(18)	99	-	-	-
Total intangible assets, net		$5,116	$(954)	$4,162	$1,631	$(502)	$1,129

During the nine months ended March 31, 2017 and 2016, amortization expense was $0.5 million and $0.1 million, respectively.

The changes in the carrying amount of goodwill since June 30, 2016 was as follows (in thousands):

Balance at June 30, 2016	$1,039
Goodwill acquired during the nine months ended March 31, 2017	5,685
Balance at March 31, 2017	$6,724

As of March 31, 2017, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending March 31,
2018	611
2019	611
2020	611
2021	611
2022	593
Thereafter	1,125
$4,162

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2017	June 30, 2016

Raw materials	$1,458	1,388
Finished goods	3,068	2,531
Total	$4,526	3,919

NOTE 12 – REVENUES BY SOLUTION

The components of revenues by solution are as follows (in thousands):

	Three-Months Ended March 31,
	2017	% Total	2016	% Total
REVENUES BY SOLUTION:
Mailbacks	$4,997	58.2%	$4,308	64.8%
Route-based pickup services	1,641	19.1%	628	9.4%
Unused medications	867	10.1%	707	10.6%
Third party treatment services	149	1.7%	70	1.1%
Other(1)	934	10.9%	939	14.1%
Total revenues	$8,588	100.0%	$6,652	100.0%

	Nine-Months Ended March 31,
	2017	% Total	2016	% Total
REVENUES BY SOLUTION:
Mailbacks	$17,661	63.5%	$17,246	70.4%
Route-based pickup services	4,686	16.8%	1,469	6.0%
Unused medications	2,400	8.6%	2,743	11.2%
Third party treatment services	291	1.0%	224	0.9%
Other(1)	2,788	10.1%	2,831	11.5%
Total revenues	$27,826	100.0%	$24,513	100.0%

(1)	The Company’s other products include non-mailback products such as IV poles, accessories, containers, asset return boxes and other miscellaneous items.

NOTE 13 – ACQUISITIONS

Effective on July 17, 2015, the Company acquired Alpha Bio/Med Services LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $0.7 million of which $0.1 million was withheld for payment of adjusted escrow amounts which settled in July 2016.

The following amounts represent the fair value of the assets acquired and liabilities assumed (in thousands):

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

The following amounts represent the fair value of the assets acquired and liabilities assumed (in thousands):

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

For the three and nine months ended March 31, 2017, the Company recognized approximately $0.9 million and $2.6 million in revenues related to the operations of Citiwaste, respectively.

The following amounts represent the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$5
Accounts receivable	495
Fixed assets	30
Intangibles	3,357
Goodwill	5,685
Accounts payable and accrued liabilities	(356)
Debt assumed	(187)
Total purchase price	$9,029

During the three and nine months ended March 31, 2017 and 2016, the Company incurred acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses in the condensed consolidated statements of operations as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2017	2016	2017	2016

Acquisition-related expenses	$-	$-	$702	$151

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – ACQUISITIONS (continued)

Supplemental Pro Forma Data

Citiwaste’s financial results have been included in our condensed consolidated financial results for the three and nine months ended March 31, 2017.  The following table presents summarized unaudited pro forma financial information as if the Citiwaste acquisition occurred on July 1, 2015 (in thousands, except per-share data):

	Three-Months Ended March 31,	Nine-Months Ended March 31,
	2016	2016

Revenues	$7,383	$26,705
Net loss	$(1,085)	$(336)
Weighted average common shares outstanding	15,875	15,862
Net loss per common share basic and diluted	$(0.07)	$(0.02)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our key markets include heathcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, surgery centers, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists and veterinary practices.  The Company’s flagship product, the Sharps® Recovery System, is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials. In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users.  MedSafe has been designed to meet or exceed the new regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”) which became effective October 9, 2014.  In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of a route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states.  Additionally, the Company now services parts of Texas and Louisiana with route-based pickup service. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast where we serve an twelve contiguous state region.  Our other solutions include TakeAway Medication Recovery System™, TakeAway Recycle System™, ComplianceTRACSM, Universal Waste Shipback Systems, TakeAway Environmental Return System™, SharpsTracer®, Sharps Secure® Needle Disposal System™, Complete Needle™ Collection & Disposal System, Pitch-It IV™ Poles, Asset Return System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Spill Kit and Recovery System.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2017 and 2016. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations, dollars in thousands and percentages expressed as a percentage of revenue:

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2017	%	2016	%	2017	%	2016	%
	(Unaudited)				(Unaudited)

Revenues	$8,588	100.0%	$6,652	100.0%	$27,826	100.0%	$24,513	100.0%

Cost of revenues	6,236	72.6%	4,959	74.5%	19,620	70.5%	16,622	67.8%
Gross profit	2,352	27.4%	1,693	25.5%	8,206	29.5%	7,891	32.2%

SG&A expense	2,790	32.5%	2,709	40.7%	9,388	33.7%	7,890	32.2%
Depreciation and amortization	200	2.3%	88	1.3%	600	2.2%	210	0.9%

Operating loss	(638)	(7.4%)	(1,104)	(16.6%)	(1,782)	(6.4%)	(209)	(0.9%)

Interest income	4		8		12		26
Interest expense	(34)		-		(92)		-
Total other (expense) income	(30)	(0.3%)	8	0.1%	(80)	(0.3%)	26	0.1%

Loss before income taxes	(668)	(7.8%)	(1,096)	(16.5%)	(1,862)	(6.7%)	(183)	(0.7%)
Income tax (benefit) expense	-	0.0%	(54)	(0.8%)	-	0.0%	24	0.1%
Net Loss	$(668)	(7.8%)	$(1,042)	(15.7%)	$(1,862)	(6.7%)	$(207)	(0.8%)

THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

Total revenues for the three months ended March 31, 2017 of $8.6 million increased by $1.9 million, or 29.1%, over the total revenues for the three months ended March 31, 2016 of $6.7 million. The components of billings by market are as follows (in thousands):

	Three-Months Ended March 31,
	(Unaudited)
	2017	2016	Variance

BILLINGS BY MARKET:
Professional	$2,982	$2,001	$981
Home Health Care	1,873	1,595	278
Pharmaceutical Manufacturer	1,377	1,023	354
Retail	806	726	80
Assisted Living	625	579	46
Government	424	423	1
Environmental	149	70	79
Other	195	201	(6)
Subtotal	8,431	6,618	1,813
GAAP Adjustment *	157	34	123
Revenue Reported	$8,588	$6,652	$1,936

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

The components of billings by solution are as follows (in thousands):

	Three-Months Ended March 31,
	2017	% Total	2016	% Total
BILLINGS BY SOLUTION:
Mailbacks	$4,840	57.4%	$4,274	64.5%
Route-based pickup services	1,641	19.5%	628	9.5%
Unused medications	867	10.3%	707	10.7%
Third party treatment services	149	1.8%	70	1.1%
Other(1)	934	11.0%	939	14.2%
Total billings	$8,431	100.0%	$6,618	100.0%
GAAP adjustment(2)	157		34
Revenue reported	$8,588		$6,652

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was primarily attributable to increased billings in the Professional ($1.0 million), Pharmaceutical Manufacturer ($0.4 million), and Home Health Care ($0.3 million) markets. The increase in the Professional market billings was a combination of acquired and organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. Of the $1.0 million of increase in Professional billings, $0.7 million was generated from our acquired businesses based on their pre-acquisition run-rate with the difference being attributable to organic growth. The increase in Pharmaceutical Manufacturer market billings is related to inventory builds for new and existing patient support programs. The increase in Home Health Care market billings is due to the timing of distributor purchases. Billings for Mailbacks in the three months ended March 31, 2017 increased 13.2% to $4.8 million as compared to $4.3 million in the prior year period and represented 57.4% of total billings.  Billings for Route-Based Pickup Services increased 161% to $1.6 million as compared to $0.6 million in the prior year period and represented 19.5% of total billings.

Cost of revenues for the three months ended March 31, 2017 of $6.2 million was 72.6% of revenues.  Cost of revenues for the three months ended March 31, 2016 of $5.0 million was 74.5% of revenues.  The gross margin for the three months ended March 31, 2017 of 27.4% was higher than gross margin for the three months ended March 31, 2016 of 25.5% primarily due to increased revenue partially offset by higher fixed costs of revenues over the same periods.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2017 and 2016 were $2.8 million and $2.7 million, respectively.  The increase in SG&A for the three months ended March 31, 2017 versus the prior year was primarily due to incremental sales and marketing costs.

The Company reported an operating loss of $0.6 million for the three months ended March 31, 2017 compared to operating loss of $1.1 million for the three months ended March 31, 2016.   The operating loss decreased mainly due to higher revenues partially offset by higher cost of revenues and SG&A (discussed above).

The Company reported a loss before income taxes of $0.7 million for the three months ended March 31, 2017 versus loss before income taxes of $1.1 million for the three months ended March 31, 2016. Loss before income taxes decreased due to the change in operating loss (discussed above).

No income tax expense was recorded for the three months ended March 31, 2017 as it was not material due to the valuation allowance and net operating losses.  The Company’s effective tax rate for the three months ended March 31, 2016 was (4.9%) reflecting estimated state income tax benefits.

The Company reported a net loss of $0.7 million for the three months ended March 31, 2017 compared to net loss of $1.0 million for the three months ended March 31, 2016.  Net loss decreased due to the change in the operating loss (discussed above).

The Company reported basic and diluted loss per share of ($0.04) for the three months ended March 31, 2017 versus basic and diluted loss per share of ($0.07) for the three months ended March 31, 2016.  Basic and diluted loss per share decreased due to the change in the net loss (discussed above).

NINE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2016

Total revenues for the nine months ended March 31, 2017 of $27.8 million increased by $3.3 million, or 13.5%, over the total revenues for the nine months ended March 31, 2016 of $24.5 million. The components of billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2017	2016	Variance
BILLINGS BY MARKET:
Professional	$8,817	$5,573	$3,244
Home Health Care	5,760	5,637	123
Pharmaceutical Manufacturer	4,568	4,777	(209)
Retail	4,507	5,512	(1,005)
Assisted Living	1,789	1,623	166
Government	1,245	1,129	116
Environmental	291	224	67
Other	567	651	(84)
Subtotal	27,544	25,126	2,418
GAAP Adjustment *	282	(613)	895
Revenue Reported	$27,826	$24,513	$3,313

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

The components of billings by solution are as follows (in thousands):

	Nine-Months Ended March 31,
	2017	% Total	2016	% Total
BILLINGS BY SOLUTION:
Mailbacks	$17,379	63.1%	$17,859	71.1%
Route-based pickup services	4,686	17.0%	1,469	5.8%
Unused medications	2,400	8.7%	2,743	10.9%
Third party treatment services	291	1.1%	224	0.9%
Other(1)	2,788	10.1%	2,831	11.3%
Total billings	$27,544	100.0%	$25,126	100.0%
GAAP adjustment(2)	282		(613)
Revenue reported	$27,826		$24,513

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was primarily attributable to increased billings in the Professional ($3.2 million), Assisted Living  ($0.2 million), and Government ($0.1 million) markets partially offset by decreased billings in the Retail ($1.0 million) and Pharmaceutical Manufacturer ($0.2 million) markets.  The increase in Professional market billings was a combination of acquired and organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System and the Company’s route-based pick-up services. Of the $3.2 million of increase in Professional billings, $2.4 million was generated from our acquired businesses based on their pre-acquisition run-rate with the difference being attributable to organic growth. The increase in Assisted Living market billings is a result of increased sales focus as well as our new route-based pickup service. The increase in Government market billings was primarily related to increased sales of the Company’s MedSafe solutions to multiple Government agencies.  The decrease in Retail market billings is primarily due to a decrease in billings for the TakeAway Medication Recovery System envelopes which were launched by several Retail customers in the prior year.  The decrease in Pharmaceutical Manufacturer market billings is primarily due to the timing of inventory builds for patient support programs.

Cost of revenues for the nine months ended March 31, 2017 of $19.6 million was 70.5% of revenues.  Cost of revenues for the nine months ended March 31, 2016 of $16.6 million was 67.8% of revenues.  The lower gross margin for the nine months ended March 31, 2017 of 29.5% (versus 32.2% for the nine months ended March 31, 2016) was primarily due to the adverse impact of duplicative costs as the Company transitioned from third party processing of medical waste in the Northeast Region to internal processing at the new facility in Pennsylvania. There was also a negative impact from higher return transportation costs associated with a USPS rate increase effective from February 1, 2016 through October 10, 2016.

Selling, general and administrative (“SG&A”) expenses for the nine months ended March 31, 2017 and 2016 were $9.4 million and $7.9 million, respectively.  SG&A for the nine months ended March 31, 2017 included $0.7 million of acquisition related costs associated with the completion of the Company’s acquisition of Citiwaste in July 2016.  Without these acquisition related costs, SG&A costs increased 10.1% compared to the prior period due to the Company's ongoing investment in sales and marketing initiatives.

The Company reported an operating loss of $1.8 million for the nine months ended March 31, 2017 compared to operating loss of $0.2 million for the nine months ended March 31, 2016.   The operating loss increased mainly due to the lower gross margin and higher SG&A expenses (discussed above).

The Company reported a loss before income taxes of $1.9 million for the nine months ended March 31, 2017 versus loss before income taxes of $0.2 million for the nine months ended March 31, 2016. Loss before income taxes increased due to the change in the operating loss (discussed above).

No income tax expense was recorded for the nine months ended March 31, 2017 as it was not material due to the valuation allowance and net operating losses. The Company’s effective tax rate for the nine months ended March 31, 2016 was (13.1%) reflecting estimated state income taxes.

The Company reported a net loss of $1.9 million for the nine months ended March 31, 2017 compared to net loss of $0.2 million for the nine months ended March 31, 2016.  Net loss increased due to the change in the operating loss (discussed above).

The Company reported basic and diluted loss per share of ($0.12) for the nine months ended March 31, 2017 versus basic and diluted loss per share of ($0.01) for the nine months ended March 31, 2016.  Basic and diluted loss per share increased due to the change in the net loss (discussed above).

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

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey.  Additionally, the Company now services parts of Texas and Louisiana with route-based pickup services.  As of March 31, 2017, the Company directly serves more than 8,800 customer locations with route-based pickup services.  With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•	The Company’s strong financial position with a cash balance of $5.7 million and debt of $2.7 million as of March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow is primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents decreased by $6.7 million to $5.7 million at March 31, 2017 from $12.4 million at June 30, 2016 due to the following:

•
Cash Flows from Operating Activities - Working capital decreased by $7.6 million to $9.6 million at March 31, 2017 from $17.2 million at June 30, 2016. The decrease in working capital is primarily attributed to a decrease in cash and cash equivalents and:

•	Accounts receivable decreased by $1.1 million, net of assets acquired, to $5.2 million at March 31, 2017 from $5.8 million at June 30, 2016.

•
Inventory increased by $0.5 million to $4.5 million at March 31, 2017 from $3.9 million at June 30, 2016. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

•
Accounts payable and accrued liabilities increased by $0.3 million, net of assets acquired and unpaid consideration, to $3.8 million at March 31, 2017 from $3.2 million at June 30, 2016.  The increase is the result of the timing of payments.

•	Cash Flows used in Investing Activities - Investing activities include capital expenditures and business acquisitions as follows:

•	Capital expenditures of $2.4 million are attributable primarily to investments in treatment facility improvements purchased.

•
The Company acquired Citiwaste for $9.0 million during the nine months ended March 31, 2017 of which $1.9 million was for 413,272 shares of common stock of the Company and $0.1 million was unpaid consideration as of March 31, 2017.

•
Cash Flows used in Financing Activities – Financing activities include $5.6 million of proceeds from long-term debt in connection with the Citiwaste acquisition and the new debt agreement (see Note 6 “Notes Payable and Long-Term Debt”), proceeds from the exercise of stock options of $0.3 million offset in part by repayments of debt of $3.1 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the nine months ended March 31, 2017 and the year ended June 30, 2016.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank (“Credit Agreement”).  The Credit Agreement, which replaces, in its entirety, the Company’s prior credit agreement with another commercial bank, provides for a two-year, $14.0 million line of credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2,000,000) and general corporate purposes and (ii) $8.0 million for acquisitions.  Indebtedness under the Credit Agreement is secured by the Company’s accounts receivable and inventory with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus 50% of eligible inventory.  Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note.  Borrowings bear interest at the greater of (a) zero percent of (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% after September 30, 2017 depending on the Company’s cash flow leverage ratio.  The Company will pay a fee of 0.25% per annum on the unused amount of the line of credit.

At March 31, 2017, long-term debt consisted $2.7 million in borrowings of which $0.6 million was current.  The Company also had $0.3 million in letters of credit.  The Company’s availability under its credit facilities is currently approximately $11.4 million ($6.0 million for the working capital and $5.4 million for the acquisitions).

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio and a minimum debt service coverage ratio.  The Credit Agreement, which expires on March 29, 2019, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. Amounts outstanding under the acquisition portion of the Credit Agreement mature in March 2022.

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

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. The purchase price allocations relating to the acquisitions completed during the nine months ended March 31, 2017 and year ended June 30, 2016 utilized level 3 inputs.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company.) The Company is in the initial stages of evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

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

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months.  The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted.  The Company is in the initial stages of evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, new guidance for stock-based compensation was issued, which simplifies the accounting for stock-based compensation related to income taxes and balance sheet and cash flow classifications. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.   The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period.  The Company has determined that the impact of this standard will not be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to significant financial market risk including commodity price risk or foreign currency exchange risk. Management does not use derivative instruments. The Company has limited exposure to changes in interest rates from its indebtedness. The Company maintains a credit agreement and had borrowings as of March 31, 2017 related to the acquisition of Citiwaste on July 1, 2016. Advances under the acquisition portion of the Credit Agreement, which are limited to 75% of the purchase price of an acquired company, convert to a five-year term note which bears interest at One Month ICE LIBOR plus a LIBOR margin of 2.5%. One Month ICE LIBOR is currently 0.98%.  Principal and interest are payable monthly.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.  The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of March 31, 2017, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2017.

Changes in Internal Control

During the three months ended March 31, 2017, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A.	RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2016 for the Company’s risk factors.  During the period ended March 31, 2017, there have been no changes to the Company’s risk factors except as included below.

Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations and value of our securities.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain, beginning with the twelve-month period ending September 30, 2017, a maximum cash flow leverage ratio of no more than 3.5 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The maximum cash flow leverage ratio decreases to 3.25 to 1.0 on December 31, 2017 and to 3.0 to 1.0 on March 31, 2018. The Credit Agreement, which expires on March 29, 2019, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 4, 2017	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 4, 2017	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)