Form 10-K
period 2017-06-30
SHARPS COMPLIANCE CORP
filed 2017-08-23
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $48.8 million (based on the closing price of $3.83 on December 31, 2016 as reported by The NASDAQ Capital Market). For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive offices, directors or 10% beneficial owners are affiliates.

The number of common shares outstanding of the Registrant was 16,008,412 as of August 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 16, 2017 are incorporated by reference into Part III.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “will,” “may,” “position,” “plan,” “potential,” “continue,” “anticipate,” “believe,” “expect,” “estimate,” “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect known and unknown risks, uncertainties and assumptions related to certain factors, including without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties. The Company does not intend to update these forward-looking statements.

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

The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC. The filings are also available via the SEC’s website at www.sec.gov.

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

Our key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, surgery centers, retail pharmacies and clinics and the professional market, which is comprised of physicians, dentists and veterinary practices. The Company’s flagship product, the Sharps® Recovery System, is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials. In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users. MedSafe has been designed to meet or exceed the regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”), which became effective October 9, 2014. In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. Additionally, the Company now services parts of Texas and Louisiana with route-based pickup services. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. The Company now offers its route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States.

Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas. Our telephone number at that location is (713) 432-0300. We currently have 124 full-time employees and 6 part-time employees. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations. Over six years ago, we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our Texas facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities). This arrangement not only reduces the Company’s return transportation costs associated with its solutions but also provides back-up treatment facility capabilities in the event of disruption at the Company’s treatment facilities. The Company’s route-based pickup service business covers a twenty-three state region in the South, Southeast and Northeast portions of the United States. In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste at its treatment facility located in northeastern Pennsylvania. The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and also doubles as a distribution center of mailback solutions and has been in operation since November 2016.

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

The Company believes its growth opportunities are supported by the following:

•
A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing about 155 million people or 48% of the U.S. population.

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 9,500 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control (“CDC”), 24% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. Despite the decrease in Retail flu business for fiscal year 2017 (the 2016 flu season) of 15% due to a mild flu season and the loss of one retail pharmacy customer, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

We offer a full line of solutions and services that address the proper management of medical waste, used healthcare materials and medication or pharmaceuticals (including controlled substances). We offer a blended product portfolio that includes both a mailback and route-based pickup service to target prospective customers with multi-site and multi-sized locations that may include facilities that generate larger quantities of waste, including medical, pharmaceutical and hazardous. This blended offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer system. Our proprietary SharpsTracer tracking and documentation systems provide customers a comprehensive electronic record of receipt and treatment of their waste to meet regulatory requirements. The Company’s mail or ship-back based services are generally offered at a significantly lower cost as compared to the traditional route-based pickup services for small quantity generators since the Company utilizes the existing infrastructure of USPS or in some cases United Parcel Service (“UPS”) for return transportation. While competitors may attempt to replicate our comprehensive solution offerings, we believe the ability to offer such a comprehensive, value-added turnkey solution is a significant competitive advantage. We have only begun to offer this comprehensive solution over the past five years with the primary focus of our marketing efforts on educating the marketplace about us as an alternative to the historical provider of waste services, including medical, pharmaceutical and hazardous.

Vertically-integrated full-service operations.

Our operations are fully integrated, including manufacturing, assembly, distribution, treatment, online tracking and customer reporting. We have manufacturing, assembly, distribution and warehousing operations in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas, that incorporates our processing and treatment operations. Over six years ago, we supplemented the treatment facility’s existing incineration process with an autoclave system, which is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our Texas facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired medications including controlled substances (i.e., both incineration and autoclave capabilities). In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste as its treatment facility located in northeastern Pennsylvania. The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and also doubles as a distribution center of mailback solutions and has been in operation since November 2016. We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer tracking and documentation system. We also track treatment volumes associated with pickup services provided as part of our blended product portfolio using SharpsTracer. We also provide customized reporting and comprehensive regulatory support for many of our customers. By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers. We believe the fully-integrated nature of our operations is a key factor and differentiator leading to our success and leadership position in our industry.

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

Our billings by market for the years ended June 30, 2017, 2016 and 2015 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2017	2016	2015

BILLINGS BY MARKET:
Professional	31%	22%	20%
Home Health Care	21%	22%	22%
Retail	19%	26%	28%
Pharmaceutical Manufacturer	16%	17%	15%
Assisted Living	6%	6%	6%
Government	4%	4%	5%
Environmental	1%	1%	1%
Other	2%	2%	3%
	100%	100%	100%

Increased state and federal regulatory attention.

To protect citizens and waste workers from needle stick injuries, ten states have passed state-wide legislation or regulations making it illegal to discard used sharps into household trash. Numerous cities, such as Seattle, have passed ordinances making household sharps disposal illegal. Almost all other states, as well as the District of Columbia and territories have passed educational requirements, or released strict guidelines regarding home sharps disposal. Whether legislation or strict guidelines, most of the U.S. population is required or strongly encouraged to not place used sharps in the household trash. In addition, several states and counties have passed ordinances requiring businesses such as hospitals and those that sell syringes to the public, such as retail pharmacies and veterinary clinics, to take back syringes, once used, in regulatory-compliant sharps containers at no charge to the consumer.

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

The Company’s Pharmaceutical Manufacturer billings have grown from $0.3 million to $6.0 million for the years ended June 30, 2011 and 2017, respectively. We continue to see increased interest in our patient support program solution among pharmaceutical manufacturers as it relates to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes. The patient support programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer system tracks the return of the Sharps Recovery System by the patient to the treatment facility and then makes available to the pharmaceutical manufacturer electronic data. This data assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up, which potentially could lead to better outcomes. We believe the Company is the leader in providing solutions of this type to this market.

We are positive about anticipated growth opportunities in the Retail market. According to the CDC, 24% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. Despite the decrease in Retail flu business for fiscal year 2017 (the 2016 flu season) of 15% due to a mild flu season and the loss of one retail pharmacy customer, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

Active Acquisition Program

Over the past five years, the Company has developed a network of medical and hazardous waste service providers including those with route-based pickup services, which allows the Company to serve the entire U.S. medical and hazardous waste market. In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. On July 1, 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. Through a combination of acquisitions and organic growth, the Company now offers route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 9,500 customer locations with route-based pickup services offered to areas encompassing about 155 million people or 48% of the U.S. population. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers serving the entire U.S., the Company offers clients a blended product portfolio to effectively target current and prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical and hazardous waste. The offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer system. The Company believes the comprehensive offering will continue to assist the Company in obtaining larger opportunities whereby the customer has both larger and smaller facilities generating medical waste, used healthcare materials and hazardous waste resulting in a more consistent and predictable revenue base for the Company.

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

We have seen success with this approach in fiscal years 2014 through 2017 and believe the comprehensive offering capabilities will continue to accelerate revenue growth of the Company.

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

CONCENTRATION OF CREDIT AND SUPPLIERS

There is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2017, one customer represented approximately 17% of revenue. This customer also represented approximately 10%, or $0.8 million, of the total accounts receivable balance at June 30, 2017. For the fiscal year ended June 30, 2016, one customer represented approximately 17% of revenue and 17%, or $1.0 million, of the total accounts receivable balance at June 30, 2016. For the fiscal year ended June 30, 2015, one customer represented approximately 17% of revenue. We may be adversely affected by our dependence on a limited number of high volume customers. Management believes that the risks are mitigated by (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of our traditional customer base.

We currently transport (from the patient or user to the Company’s facility or subcontracted treatment facilities) the majority of our solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. We also have an arrangement with UPS whereby UPS transports certain other solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations.

We maintain relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System solutions, we own proprietary molds and dies and utilize several contract manufacturers for the production of the primary raw materials. We believe that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions. We utilize national suppliers for the majority of the raw materials used in our other products and solutions and international suppliers for Pitch-It IV Poles.

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

Solely for convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K may appear without the ® or ™, but such references are not intended to indicate, in any way, that we will not assert to the fullest extent under applicable law our rights to such trademarks and service marks.

COMPETITION

There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete in certain markets with Stericycle, the largest medical waste company in the country, which focuses primarily on a pickup service business model. With the addition of the route-based pickup services offered on a direct basis in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States and through a network of medical and hazardous waste services providers, the Company believes it is better positioned with its comprehensive medical waste management offering to compete with Stericycle. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications (including controlled substances), it could face additional and possibly significant competition. We believe our comprehensive line of proven solution offerings, comprehensive medical waste management service offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically-integrated producer of products and services provide significant differentiation in the current competitive market.

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

We continued to experience core revenue growth in fiscal year 2017 as we saw the benefits of our marketing activities in all of our target markets. Revenue increased 14% to $38.2 million for the fiscal year ended June 30, 2017 driven by increases in the professional market due primarily to targeted telemarketing initiatives and promotional activities, continued rollout of new patient support programs in the pharmaceutical market and increases in the home health care and assisted living markets. The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need at some point to add operations, administrative and other personnel and to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis or expand our operations and systems to the extent and in the time required.

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

Our operating results have historically varied on a quarterly basis and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to, seasonality; the timing of inventory builds for patient support programs of our pharmaceutical manufacturer customers; the timing and severity of the flu season; fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

Our business is dependent on a small number of customers. To the extent we are not successful in winning additional business mandates from our government and commercial customers or attracting new customers, our results of operations and financial condition would be adversely affected.

We are dependent on a small group of customers. In addition, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2017, one customer represented approximately 17% of revenue. This customer also represented approximately 10%, or $0.8 million, of the total accounts receivable balance at June 30, 2017. To the extent significant customers are delinquent or delayed in paying, or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

The loss of the Company’s senior executives could affect the Company’s ability to manage the business profitability.

Our growth and development to date has been largely dependent on the active participation and leadership of our senior management team consisting of the Company’s CEO and President, Vice President and CFO, Vice President of Operations, Vice President of Quality Assurance and Vice President of Marketing. We believe that the continued success of the business is largely dependent upon the continued employment of the senior management team and have, therefore, (i) entered into individual employment arrangements with key personnel and (ii) approved the Compensation and Incentive Plan for participation by the senior management team in order to provide an incentive for their continued employment with the Company. The unplanned loss of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact the Company’s ability to execute its business plan.

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

The inability of the Company to operate its treatment facilities would adversely affect its operations

Our business utilizes a treatment facility for the proper disposal or treatment of medical waste, used health care materials and unused pharmaceuticals. Our owned facility has both incineration and autoclave technologies in Carthage, Texas. In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste at its treatment facility located in northeastern Pennsylvania. The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and also doubles as a distribution center of mailback solutions and has been in operation since November 2016. Sharps believes it operates and maintains the facilities in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving treatment and disposal and the operation of the incinerator and autoclave facilities. The failure to maintain the permits for the treatment facility or unfavorable conditions contained in the permits or new regulations could substantially impair our operations and reduce our revenues. Any disruption in the availability of a disposal or treatment facility, whether as a result of action taken by governmental authorities, natural disasters or otherwise, would have an adverse effect on our operations and results of operations.

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

Although the Company has secured some U.S. government business during fiscal year 2017, there can be no assurances that future periods will include similar business. All contracts with, or subcontracts involving, the federal government are terminable or subject to renegotiation by the applicable governmental agency on 30 days’ notice at the option of the governmental agency. If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

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

We currently transport (from the patient or user to the Company’s facility or subcontracted treatment facilities) the majority of our solution offerings using USPS; therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, we entered into an arrangement with UPS whereby UPS transports certain other solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations. Any disruption in the transportation of products would have an adverse effect on our operations, results of operations and financial condition.

The Company’s stock has experienced, and may continue to experience, low trading volume and price volatility.

The Company’s common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED.” The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Over the past three years, the Company’s common stock has had an average trading volume of approximately 55,000 shares traded per month. It may be difficult for investors to sell shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

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

The Company utilizes approximately 200,000 square feet of space across the U.S. including space for corporate offices in Houston, Texas. Sharps has manufacturing, assembly, storage, distribution and warehousing operations as well as two (2) fully-permitted facilities that house our processing and treatment operations. Our processing and treatment facilities are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healthcare related waste per day. The Company owns one of these processing and treatment facilities and leases all other spaces. The leases expire between 2020 to 2022 with options to renew ranging from 3 years to 10 years.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information: The Company’s common stock is quoted on the NASDAQ under the symbol “SMED”. Over the past three years, the Company’s common stock has had an average trading volume of approximately 55,000 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ (July 1, 2015 through August 23, 2017) for each quarter within the last two fiscal years.

	Common Stock
	High	Low

Fiscal Year Ending June 30, 2016
First Quarter	$9.53	$6.10
Second Quarter	$10.11	$7.32
Third Quarter	$8.57	$4.75
Fourth Quarter	$6.03	$4.16

Fiscal Year Ending June 30, 2017
First Quarter	$5.84	$4.29
Second Quarter	$4.51	$3.40
Third Quarter	$4.86	$4.17
Fourth Quarter	$4.61	$4.00

Fiscal Year Ending June 30, 2018
First Quarter (August 21, 2017)	$5.67	$4.17

Stockholders: At August 21, 2017, there were 16,008,412 shares of common stock held by approximately 151 holders of record; however, the Company believes the number of beneficial owners exceeds this number. The last reported sale of the common stock on August 21, 2017 was $5.26 per share.

Dividend Policy: The Company has never declared nor paid any cash dividends on its common stock. The Company currently intends to retain its cash generated from operations for working capital purposes and to fund the continued expansion of its business and does not anticipate paying any dividends on our common stock in the foreseeable future. Moreover, future payment of dividends may be restricted by credit or other agreements to which the Company is a party.

Issuer Purchases of Equity Securities: On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017. The program has not been further extended. There were no repurchases of shares during the year ended June 30, 2017.

Securities Authorized for Issuance under Equity Compensation Plans:

The following equity compensation plan information is provided as of June 30, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

2010 Stock Plan as approved by shareholders (1) (2)	877,904	$4.53	1,561,891

Notes:
(1) Represents stock options issued under the Sharps Compliance Corp. 2010 Stock Plan. The 2010 Stock Plan replaced the Sharps Compliance Corp. 1993 Stock Plan in November 2010.
(2) Number of securities to be issued and weighted average exercise price include the effect of 13,248 shares of restricted stock issued to the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands except earnings per share data):

	For the Year Ended June 30,
	2017	2016	2015	2014	2013

Revenues	$38,188	$33,383	$30,902	$26,570	$21,530
Operating Income (Loss)	$(1,187)	$5	$1,236	$965	$(2,709)
Net Income (Loss)	$(1,293)	$13	$1,160	$956	$(2,712)

Net Income (Loss) per share:
Basic	$(0.08)	$0.00	$0.08	$0.06	$(0.18)
Diluted	$(0.08)	$0.00	$0.07	$0.06	$(0.18)

Total Assets	$34,464	$30,147	$29,751	$26,461	$25,532
Total Debt	$2,603	$-	$-	$-	$-
Cash and Cash Equivalents	$4,675	$12,435	$15,157	$13,717	$15,503
Working Capital	$10,488	$17,232	$19,623	$17,888	$16,643
Total Stockholders’ Equity	$25,287	$23,843	$23,586	$21,904	$21,070

 Notes:
•	2014 Operating income and net income include $1.5 million for a legal settlement received by the Company.
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

•
2017 Revenues, operating income and net income include the results of operations for the acquisition during the year. See Note 12 in the notes to the consolidated financial statements for acquisition pro forma results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the years ended June 30, 2017, 2016 and 2015, respectively. The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2017	%	2016	%	2015	%

Revenues	$38,188	100.0%	$33,383	100.0%	$30,902	100.0%
Cost of revenues	26,351	69.0%	22,272	66.7%	19,907	64.4%
Gross profit	11,837	31.0%	11,111	33.3%	10,995	35.6%
SG&A expense	12,223	32.0%	10,812	32.4%	9,496	30.7%
Depreciation and amortization	801	2.1%	294	0.9%	263	0.9%
Operating income (loss)	(1,187)	(3.1%)	5	0.0%	1,236	4.0%
Other income (expense)	(102)	(0.3%)	32	0.1%	36	0.1%
Income (loss) before income taxes	(1,289)		37		1,272
Income tax expense	4	0.0%	24	0.1%	112	0.4%
Net income (loss)	$(1,293)	(3.4%)	$13	0.0%	$1,160	3.8%

YEAR ENDED JUNE 30, 2017 AS COMPARED TO YEAR ENDED JUNE 30, 2016

Total revenues for the fiscal year ended June 30, 2017 of $38.2 million increased by $4.8 million, or 14%, from the total revenues for the fiscal year ended June 30, 2016 of $33.4 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2017	2016	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
BILLINGS BY MARKET:
Professional	$11,962	$7,571	$4,391
Home Health Care	7,901	7,378	523
Retail	7,010	8,798	(1,788)
Pharmaceutical Manufacturer	5,961	5,708	253
Assisted Living	2,442	2,194	248
Government	1,680	1,541	139
Environmental	414	259	155
Other	763	845	(82)
Subtotal	38,133	34,294	3,839
GAAP Adjustment *	55	(911)	966
Revenue Reported	$38,188	$33,383	$4,805

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings):

	Year Ended June 30,
	2017	% Total	2016	% Total
REVENUES BY SOLUTION:
Mailbacks	$24,080	63.1%	$24,654	71.9%
Route-based pickup services	6,348	16.6%	2,061	6.0%
Unused medications	3,377	8.9%	3,531	10.3%
Third party treatment services	413	1.1%	258	0.8%
Other(1)	3,915	10.3%	3,790	11.0%
Total billings	$38,133	100.0%	$34,294	100.0%
GAAP adjustment(2)	55		(911)
Revenue reported	$38,188		$33,383

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.
(2)
Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction. The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.

The increase in billings was primarily attributable to increased billings in the Professional ($4.4 million), Home Health Care ($0.5 million), Pharmaceutical Manufacturer ($0.3 million) and Assisted Living ($0.2 million) markets. The increase was partially offset by decreased billings in the Retail market ($1.8 million). The increase in Professional market billings is due to a combination of acquired and organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System and the Company’s route-based pickup services. Of the $4.4 million increase in Professional billings, $3.1 million was generated from our acquired businesses based on their pre-acquisition run-rate with the difference being attributable to organic growth. The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Pharmaceutical Manufacturer market billings is primarily due to inventory builds for patient support programs. The increase in Assisted Living market billings is primarily a result of the increased sales focus as well as the Company’s route-based services. The decrease in Retail market billings was the result of a decrease in billings for the TakeAway Medication Recovery System envelopes which were launched by several Retail customers in the prior year, a decline in overall flu shot related orders and the loss of one retail pharmacy customer. Billings for Mailbacks in the year ended June 30, 2017 decreased 2.3% to $24.1 million as compared to $24.7 million in 2016 and represented 63.1% of total billings. Billings for Route-Based Pickup Services increased 208% to $6.3 million in the year ended June 30, 2017 as compared to $2.1 million in 2016 and represented 16.6% of total billings. Of the $4.3 million increase in billings for Route-Based Pickup Services, $3.1 million was generated from our acquired businesses based on their pre-acquisition run-rate with the difference being attributable to organic growth.

Cost of revenue for the year ended June 30, 2017 of $26.4 million was 69.0% of revenue. Cost of revenue for the year ended June 30, 2016 of $22.3 million was 66.7% of revenue. The lower gross margin for the year ended June 30, 2017 of 31.0% (versus 33.3% for the year ended June 30, 2016) was primarily due to the adverse impact of duplicative costs as the Company transitioned from third-party processing of medical waste in the Northeast Region to internal processing at the new facility in Pennsylvania.

Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2017 and 2016 were $12.2 million and $10.8 million, respectively. SG&A expenses for the year ended June 30, 2017 included $0.7 million of acquisition related costs associated with the completion of the Company’s acquisition of Citiwaste. Without these acquisition related costs and the $0.2 million of acquisition related costs incurred in the prior year, SG&A increased 8% compared to the prior year period due to the Company’s ongoing investment in sales and marketing initiatives.

The Company recorded an operating loss of $1.2 million for the year ended June 30, 2017 compared to minimal operating income for the year ended June 30, 2016. The operating loss was negatively impacted by lower gross profit and higher SG&A expense (discussed above).

The Company reported loss before income taxes of $1.3 million for the year ended June 30, 2017 compared to minimal income before income taxes for the year ended June 30, 2016. Loss before income taxes was negatively impacted by the operating loss (discussed above).

The Company’s effective tax rate for the year ended June 30, 2017 and 2016 was (0.3%) and 64.9%, respectively, reflecting estimated state income taxes. The Company’s net deferred tax assets have been fully reserved by a valuation allowance.

The Company reported a net loss of $1.3 million for the year ended June 30, 2017 compared to minimal net income for the year ended June 30, 2016. Net loss was negatively impacted by the net loss before income taxes (discussed above).

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings):

	Year Ended June 30,
	2016	% Total	2015	% Total
REVENUES BY SOLUTION:
Mailbacks	$24,654	71.9%	$23,643	75.1%
Route-based pickup services	2,061	6.0%	862	2.7%
Unused medications	3,531	10.3%	2,667	8.5%
Third party treatment services	258	0.8%	367	1.2%
Other(1)	3,790	11.0%	3,963	12.5%
Total billings	$34,294	100.0%	$31,502	100.0%
GAAP adjustment(2)	(911)		(600)
Revenue reported	$33,383		$30,902

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.
(2)
Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales and (ii) recognition of certain revenue associated with products returned for treatment and destruction. The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.

The increase in billings was primarily attributable to increased billings in the Professional ($1.3 million), Pharmaceutical Manufacturer ($0.9 million), Home Health Care ($0.6 million) and Assisted Living ($0.3 million) markets. The increase was partially offset by decreased billings in the Government ($0.2 million) and Environmental ($0.1 million) markets. The increase in Professional market billings is mainly a result of continued targeted telemarketing initiatives and promotional activities to educate doctors, dentists, veterinarians and other healthcare professionals about the favorable economics and convenience of the Company’s Sharps Recovery System and the Company’s route-based services. The increase in Pharmaceutical Manufacturer market billings is primarily due to new inventory builds for existing and new customers. The increase in Home Health Care market billings is due to the timing of distributor purchases. The increase in Assisted Living market billings is primarily a result of the increased sales focus as well as the Company’s route-based services. The decrease in Government market billings was primarily related to slower than expected demand for our TakeAway Envelopes from the United States Department of Veteran Affairs (“VA”). The decrease in Environmental market billings was primarily due to more project related activity in the prior year. Retail billings, which increased slightly in 2016, were negatively impacted by a mild flu season, but positively impacted by the launch of the TakeAway Medication Recovery System envelopes by certain retail customers when compared with the prior year. Billings for Mailbacks in the year ended June 30, 2016 increased 4.3% to $24.7 million as compared to $23.6 million in 2015 and represented 71.9% of total billings. Billings for Route-Based Pickup Services increased 139% to $2.1 million in the year ended June 30, 2016 as compared to $0.9 million in 2015 and represented 6.0% of total billings.

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

SG&A expenses for the year ended June 30, 2016 and 2015 were $10.8 million and $9.5 million, respectively. SG&A expenses for the year ended June 30, 2016 included $0.2 million of acquisition related costs associated with the Company’s acquisition program, $0.2 million of additional costs related to the Company’s audit of internal controls over financial reporting for fiscal year 2016 which was not required in fiscal year 2015 and increased sales and marketing related spending compared to the prior year.

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

The Company believes its growth opportunities are supported by the following:

•
A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing about 155 million people or 48% of the U.S. population.

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 9,500 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control (“CDC”), 24% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. Despite the decrease in Retail flu business for fiscal year 2017 (the 2016 flu season) of 15% due to a mild flu season and the loss of one retail pharmacy customer, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

•	The Company’s strong financial position with a cash balance of $4.7 million, debt of $2.6 million and additional availability under the Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash and cash equivalents decreased by $7.8 million to $4.7 million at June 30, 2017 from $12.4 million at June 30, 2016 due to the following:

•
Cash Flows used in Operating Activities - Working capital decreased by $6.7 million to $10.5 million at June 30, 2017 from $17.2 million at June 30, 2016. The decrease is primarily attributed to a decrease in cash and cash equivalents offset by:

•	An increase in accounts receivable of $1.2 million, net of assets acquired, to $7.6 million at June 30, 2017 from $5.8 million at June 30, 2016 due to timing of billings and collections,

•	An increase in inventory of $0.1 million to $4.1 million at June 30, 2017 from $3.9 million at June 30, 2016 due to timing of sales and adjustment of inventory levels to facilitate customer orders and

•
An increase in accounts payable and accrued liabilities of $0.1 million, net of liabilities assumed and unpaid consideration, to $3.5 million at June 30, 2017 from $3.2 million at June 30, 2016 due to the timing of payments.

•	Cash Flows used in Investing Activities - Investing activities include capital expenditures and business acquisitions as follows:

•	Capital expenditures of $2.5 million are attributable primarily to investments in treatment facility improvements.

•	The Company acquired Citiwaste for $9.0 million during the year ended June 30, 2017 of which $1.9 million was for 415,527 shares of common stock of the Company.

•
Cash Flows provided by Financing Activities – Financing activities include $5.6 million of proceeds from long-term debt in connection with the Citiwaste acquisition and the new debt agreement (see Note 5 “Notes Payable and Long-Term Debt”), proceeds from the exercise of stock options of $0.3 million offset in part by repayments of debt of $3.2 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K.

Credit Facility

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (the “Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the borrower’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lessor of 50% of eligible inventory and $3 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% after September 30, 2017 depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2017 was approximately 3.63%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility. At June 30, 2017, $2.5 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at June 30, 2017 or under the prior credit facility as of June 30, 2016.

The Company has availability under the Credit Agreement of $11.5 million ($6.0 million for the working capital and $5.5 million for the acquisitions) as of June 30, 2017 which may be limited by its leverage covenant. The Company also has $10,000 in letters of credit outstanding as of June 30, 2017.

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

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending August 31, 2018.

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

The Company also leases 45,480 square feet of space in Pennsylvania, including 40,000 square feet, which the Company utilizes as a fully-permitted facility to house a treatment and distribution facility. The facility is permitted as both a medical waste treatment facility, utilizing an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day.

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

Business Combinations: The Company includes the results of operations of the businesses that are acquired as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The Company estimates and records the fair value of purchased intangible assets, which primarily consists of customer relationships, trade-names, and non-competes. The excess of the fair value of the purchase price over the fair values of these identifiable assets, both tangible and intangible, and liabilities is recorded as goodwill.

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

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.

The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2017, 2016 and 2015.

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

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. The purchase price allocations relating to the acquisitions completed during the years ended June 30, 2017 and 2016 utilized level 3 inputs.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In March 2016, guidance for revenue from contracts with customers regarding principal versus agent considerations was issued which modified examples to assist in the application of the guidance. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company). The Company is in the initial stages of evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures as well as evaluating the available transition methods. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

In July 2015, guidance for inventory measurement was issued, which supersedes the policy currently followed by the Company. The new guidance requires the Company to measure inventory at the lower of cost and net realizable value. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within that reporting period. The Company adopted this guidance on July 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, new guidance for stock-based compensation was issued, which simplifies the accounting for stock-based compensation related to income taxes and balance sheet and cash flow classifications. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period. The Company adopted this guidance on July 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2017, guidance for goodwill was issued which simplifies the test for goodwill impairment. The new guidance eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which the Company’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2019 (effective July 1, 2020 for the Company) including interim periods within the reporting period. The Company adopted this guidance on July 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements and related disclosures; however, it may impact the impairment recognized in future periods.

In September 2015, guidance for business combinations was issued, which simplifies the accounting for measurement-period adjustments.  The new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The provisions of the new guidance were effective for annual reporting periods beginning after December 15, 2015 (effective July 1, 2016 for the Company) including interim periods within the reporting period.  The Company adopted this guidance on July 1, 2016 and it did not have a material effect on the Company’s consolidated financial statements and related disclosures; however, it may impact the reporting of future acquisitions if and when they occur.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of June 30, 2017 pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2017.

Changes in Internal Controls

During the quarter ended June 30, 2017, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, the Company’s management concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 16, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 16, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 16, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 16, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 16, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
2.1
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
10.3
Lease Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 06962703), filed July 14, 2006).

10.4
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

10.6
Third Amendment to Lease Agreement dated February 6, 2015, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2015).

10.7
Fourth Amendment to Lease Agreement dated August 5, 2015, between Sharps Compliance Inc. and Warehouse Associates Corporate Centre Kirby IV, Ltd. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on August 26, 2015).

10.8
Lease Agreement dated as of January 30, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 09565104), filed February 3, 2009).

10.9
Amended Lease Agreement dated as of May 27, 2009, between Sharps Compliance, Inc. and Park 288 Industrial, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-24269; Film No. 09866215), filed June 2, 2009).

10.10
Fourth Amendment to Lease Agreement dated June 24, 2014, between Sharps Compliance, Inc. of Texas and Park 288 Industrial, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 24, 2014).

10.11
Lease Agreement dated as of October 7, 2015, between Sharps Compliance, Inc. and Alpha Bio-
Med Services LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 9, 2015).

10.12
Loan Agreement dated March 29, 2017, by and between Sharps Compliance, Inc. of Texas and a commercial bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2017).

10.13
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated June 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34269; Film No. 10893750), filed June 14, 2010) *

10.14
Executive Employment Agreement Amendment between Sharps Compliance Corp. and David P. Tusa dated March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.15
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated September 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 11, 2015).*

10.16
Employment Agreement by and between Sharps Compliance Corp. and Diana P. Diaz dated June 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K(File No. 001-34269; Film No. 10893750), filed June 14, 2010).*

10.17
Executive Employment Agreement Amendment between Sharps Compliance Corp. and Diana P. Diaz dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.18
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and Diana P. Diaz dated September 10, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 11, 2015).*

10.19
Letter Agreement by and between Sharps Compliance Corp. and Al Aladwani dated March 24, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 08706090), filed March 12, 2008).*

10.20
Employment Agreement by and between Sharps Compliance, Inc. and Gregory C. Davis dated May 18, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34269; Film No. 11866772), filed May 24, 2011).*

10.21
Lease between SIT Realty LLC and Sharps Compliance, Inc., dated as of September 28, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2016).

21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (furnished herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (furnished herewith).
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (furnished herewith).
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	This exhibit is a management contract or a compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPS COMPLIANCE CORP.

Dated: August 23, 2017	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 23, 2017	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 23, 2017	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 23, 2017	By: /s/ F. GARDNER PARKER
F. Gardner Parker
Director

Dated: August 23, 2017	By: /s/ JOHN W. DALTON
John W. Dalton
Director

Dated: August 23, 2017	By: /s/ PARRIS H. HOLMES
Parris H. Holmes
Director

Dated: August 23, 2017	By: /s/ PHILIP C. ZERRILLO
Philip C. Zerrillo
Chairman of the Board Of Directors

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sharps Compliance Corp.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Houston, Texas
August 23, 2017

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,675	$12,435
Accounts receivable, net	7,553	5,814
Inventory, net	4,098	3,919
Prepaids and other current assets	694	695
TOTAL CURRENT ASSETS	17,020	22,863

PROPERTY, PLANT AND EQUIPMENT, net	6,543	5,032

OTHER ASSETS	120	84

GOODWILL	6,735	1,039

INTANGIBLE ASSETS, net	4,046	1,129
TOTAL ASSETS	$34,464	$30,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,710	$1,620
Accrued liabilities	1,800	1,534
Current maturities of long-term debt	601	-
Deferred revenue	2,421	2,477
TOTAL CURRENT LIABILITIES	6,532	5,631

LONG-TERM DEFERRED REVENUE, net of current portion	478	483

OTHER LONG-TERM LIABILITIES	165	190

LONG-TERM DEBT, net of current portion	2,002	-

TOTAL LIABILITIES	9,177	6,304

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,304,027 and 15,740,458 shares issued, respectively and 16,008,412 and 15,444,843 shares outstanding, respectively	163	158
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	28,063	25,331
Accumulated deficit	(1,385)	(92)
TOTAL STOCKHOLDERS’ EQUITY	25,287	23,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,464	$30,147

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2017	2016	2015

REVENUES	$38,188	$33,383	$30,902

Cost of revenues	26,351	22,272	19,907
GROSS PROFIT	11,837	11,111	10,995

Selling, general and administrative	12,223	10,812	9,496
Depreciation and amortization	801	294	263

OPERATING INCOME (LOSS)	(1,187)	5	1,236

OTHER INCOME (EXPENSE)
Interest income	13	32	36
Interest expense	(115)	-	-
TOTAL OTHER (EXPENSE) INCOME	(102)	32	36

INCOME (LOSS) BEFORE INCOME TAXES	(1,289)	37	1,272

INCOME TAX EXPENSE - Current	4	24	112

NET INCOME (LOSS)	$(1,293)	$13	$1,160

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.08)	$0.00	$0.08

Diluted	$(0.08)	$0.00	$0.07

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:

Basic	15,949	15,448	15,327
Diluted	15,949	15,838	15,564

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balances, June 30, 2014	15,460,940	$155	(161,801)	$(681)	$23,695	$(1,265)	$21,904
Exercise of stock options	61,109	-	-	-	139	-	139
Stock-based compensation	-	-	-	-	511	-	511
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(29,449)	(128)	-	-	(128)
Net income	-	-	-	-	-	1,160	1,160

Balances, June 30, 2015	15,575,041	156	(191,250)	(809)	24,344	(105)	23,586
Exercise of stock options	112,425	1	-	-	312	-	313
Stock-based compensation	-	-	-	-	676	-	676
Issuance of restricted stock	52,992	1	-	-	(1)	-	-
Shares repurchased	-	-	(104,365)	(745)	-	-	(745)
Net income	-	-	-	-	-	13	13
Balances, June 30, 2016	15,740,458	158	(295,615)	(1,554)	25,331	(92)	23,843
Exercise of stock options	95,050	1	-	-	341	-	342
Stock-based compensation	-	-	-	-	496	-	496
Issuance of common shares for acquisition	415,527	4	-	-	1,895	-	1,899
Issuance of restricted stock	52,992	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,293)	(1,293)
Balances, June 30, 2017	16,304,027	$163	(295,615)	$(1,554)	$28,063	$(1,385)	$25,287

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended June 30,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,293)	$13	$1,160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,485	816	830
Loss on inventory write-down	-	17	-
Loss on disposal of property, plant and equipment	10	-	-
Stock-based compensation expense	496	676	511
Changes in operating assets and liabilities, net of effects of business acquisitions:
Restricted cash	-	-	111
Accounts receivable	(1,244)	926	(1,919)
Legal settlement receivable	-	-	1,538
Inventory	(61)	(1,055)	(1,418)
Prepaid and other assets	(35)	(46)	(259)
Accounts payable and accrued liabilities	125	(759)	1,109
Deferred revenue	(61)	600	499
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(578)	1,188	2,162

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,486)	(1,926)	(727)
Cash proceeds from sale of property, plant and equipment	23	-	-
Additions to intangible assets	(163)	-	(6)
Payments for business acquisitions, net of cash acquired	(7,314)	(1,552)	-
NET CASH USED IN INVESTING ACTIVITIES	(9,940)	(3,478)	(733)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	342	313	139
Repayments of long-term debt	(3,184)	-	-
Proceeds from long-term debt	5,600	-	-
Shares repurchased	-	(745)	(128)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,758	(432)	11

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,760)	(2,722)	1,440

CASH AND CASH EQUIVALENTS, beginning of year	12,435	15,157	13,717

CASH AND CASH EQUIVALENTS, end of year	$4,675	$12,435	$15,157

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$9	$152	$58

Interest paid on long-term debt	$107	$-	$-

NON-CASH INVESTING ACTIVITIES:
Issuance of common stock for acquisition	$1,899	$-	$-
Unpaid consideration related to acquisitions	$-	$181	$-
Transfer of equipment to inventory	$118	$143	$-
Property, plant and equipment financed through accounts payable	$28	$-	$-

See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

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

Business: Sharps is a leading full-service national provider of comprehensive waste management services including medial, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System. The Company also offers route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States.

Concentration of Customers and Service Providers: There is an inherent concentration of credit risk associated with accounts receivable arising from sales to major customers. For the fiscal year ended June 30, 2017, one customer represented approximately 17% of revenues. This customer also represented approximately 10%, or $0.8 million, of the total accounts receivable balance as of June 30, 2017. For the fiscal year ended June 30, 2016, one customer represented approximately 17% of revenues and 17%, or $1.0 million, of the total accounts receivable balance as of June 30, 2016. For the fiscal year ended June 30, 2015, one customer represented approximately 17% of revenues. The Company may be adversely affected by its dependence on a limited number of high volume customers.

Currently, the majority of Sharps transportation is sourced with the United States Postal Service (“USPS”), which consists of delivering the Sharps Recovery System from the end user to the Company’s facilities. The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports certain of the Company’s products from the end user to the Company’s facilities. Sharps maintains relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System solutions, the Company owns proprietary molds and dies and utilizes several contract manufacturers for the production of the primary raw materials. Sharps believes that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions. The Company utilizes national suppliers for the majority of the raw materials used in our other products and solutions and international suppliers for Pitch-It IV Poles.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse. During the fiscal years ended June 30, 2017, 2016 and 2015, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $3.4 million, $3.2 million and $2.6 million, respectively. As of June 30, 2017 and 2016, $2.7 million and $2.1 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

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

Business Combinations: The Company includes the results of operations of the businesses that are acquired as of the respective dates of acquisition. The Company allocates the fair value of the purchase price of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The Company estimates and records the fair value of purchased intangible assets, which primarily consists of customer relationships, trade-names, and non-competes. The excess of the fair value of the purchase price over the fair values of these identifiable assets, both tangible and intangible, and liabilities is recorded as goodwill.

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

The income tax provision reflects the full benefit of all positions that have been taken in the Company’s income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements. In the event that the Company determines that a tax position meets the uncertainty criteria, an additional liability or benefit will result. The amount of unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in filed or yet to be filed tax returns. At June 30, 2017 and 2016, the Company did not have any uncertain tax positions. The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	United States – fiscal years ended June 30, 2014 and after
•	State of Texas – fiscal years ended June 30, 2012 and after
•	State of Georgia – fiscal years ended June 30, 2014 and after
•	State of Pennsylvania – fiscal years ended June 30, 2014 and after
•	Other States – fiscal years ended June 30, 2013 and after

None of the Company’s federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of operations in 2017, 2016 and 2015.

Accounts Receivable: Accounts receivable consist primarily of amounts due to the Company from normal business activities. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer. The Company maintains an allowance for doubtful accounts to reflect the likelihood of not collecting certain accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company determines that the receivable will not be collected and/or when the account has been referred to a third-party collection agency. The Company has a history of minimal uncollectible accounts. See rollforward of allowance activity below:

Allowance for Doubtful Accounts	Balance Beginning of Year	Charges to Expense	Write-offs /Payments	Balance End of Year

2017	$63	$20	$(5)	$78
2016	$34	$34	$(5)	$63
2015	$23	$22	$(11)	$34

Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2017, 2016 and 2015 are as follows:

	Year Ended June 30,
	2017	2016	2015
Stock-based compensation expense included in:
Cost of revenue	$41	$31	$22
Selling, general and administrative	455	645	489
Total	$496	$676	$511

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2017	2016	2015

Weighted average risk-free interest rate	1.1%	1.0%	0.4%
Weighted average expected volatility	47%	45%	45%
Weighted average expected life (in years)	5.15	4.56	3.49
Dividend yield	-	-	-

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

Inventory: Inventory consists primarily of raw materials and finished goods held for sale and are stated at the lower of cost or market using the average cost method. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of physical deterioration, obsolescence, changes in price levels and other causes. At June 30, 2017, total inventory was $4.1 million of which $2.8 million was finished goods, and $1.3 million was raw materials. At June 30, 2016, total inventory was $3.9 million of which $2.5 million was finished goods, and $1.4 million was raw materials. There were no write-downs of inventory for the fiscal years ended June 30, 2017 and 2015. Total write-downs for the fiscal year ended June 30, 2016 were $17,000 and were included in cost of goods sold.

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

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2017, 2016 and 2015.

Intangible Assets: Intangible assets consist of (i) acquired customer relationships, (ii) permit costs related to the Company’s treatment facilities and transfer stations, and (iii) eleven patents (two acquired in June 1998, one in November 2003, one in January 2012, two in April 2012, one in August 2012, one in September 2012, one in December 2012, one in November 2013 and one in January 2014), and (iv) defense costs related to certain existing patents.

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

Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $0.8 million, $0.6 million and $0.6 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Research and Development Costs: Research and development costs are charged to expense when incurred. Research activities represent an important part of the Company’s business and include both internal labor costs and payments to third parties related to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch of new products and services. Research and development expenses paid to third parties totaled less than $0.1 million for each of the fiscal years ended June 30, 2017, 2016 and 2015.

Realization of Long-lived Assets: The Company evaluates the recoverability of property, plant and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended June 30, 2017, 2016 and 2015.

Employee Benefit Plans: In addition to group health-related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were less than $0.1 million in each of the fiscal years ended June 30, 2017, 2016 and 2015, respectively and are included in selling, general and administrative expenses. For purposes of the group health benefit plan and beginning February 1, 2016, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,500 for each individual and family member covered) up to the amount by which the third-party insurance coverage begins (ranges from $2,500 for individual up to $10,000 for family coverage). The amount of liability at June 30, 2017 and 2016 was less than $0.1 million and is included in accrued liabilities. The Company has an incentive plan for executives of the Company, which provides for cash and stock-based compensation awards. The aggregate expense recognized during the year ended June 30, 2017, 2016 and 2015 for the cash awards pursuant to the plan was $0, $0 and $0.3 million, respectively.

Net Income (Loss) Per Share: Basic earnings per share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. The purchase price allocations relating to the acquisitions completed during the years ended June 30, 2017 and 2016 utilized level 3 inputs.

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

Recently Issued Accounting Standards: In May 2014, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. In March 2016, guidance for revenue from contracts with customers regarding principal versus agent considerations was issued which modified examples to assist in the application of the guidance. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company). The Company is in the initial stages of evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures as well as evaluating the available transition methods. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

In July 2015, guidance for inventory measurement was issued, which supersedes the policy currently followed by the Company. The new guidance requires the Company to measure inventory at the lower of cost and net realizable value. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within that reporting period. The Company adopted this guidance on July 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements and related disclosures.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In March 2016, new guidance for stock-based compensation was issued, which simplifies the accounting for stock-based compensation related to income taxes and balance sheet and cash flow classifications. In addition, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016 (effective July 1, 2017 for the Company) including interim periods within the reporting period. The Company adopted this guidance on July 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2017, guidance for goodwill was issued which simplifies the test for goodwill impairment. The new guidance eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which the Company’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2019 (effective July 1, 2020 for the Company) including interim periods within the reporting period. The Company adopted this guidance on July 1, 2017 and it did not have a material effect on the Company’s consolidated financial statements and related disclosures; however, it may impact the impairment recognized in future periods.

In September 2015, guidance for business combinations was issued, which simplifies the accounting for measurement-period adjustments.  The new guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  The provisions of the new guidance were effective for annual reporting periods beginning after December 15, 2015 (effective July 1, 2016 for the Company) including interim periods within the reporting period.  The Company adopted this guidance on July 1, 2016 and it did not have a material effect on the Company’s consolidated financial statements and related disclosures; however, it may impact the reporting of future acquisitions if and when they occur.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2017 and 2016, property, plant and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2017	2016
Furniture and fixtures	3 to 5 years	$260	$247
Plant and equipment	3 to 17 years	7,975	6,524
Manufacturing	15 years	220	220
Computers and software	3 to 5 years	2,246	2,009
Leasehold improvements	Life of Lease	2,681	964
Land		19	19
Construction-in-progress		347	1,372
		13,748	11,355
Less: accumulated depreciation		7,205	6,323

Net property, plant and equipment		$6,543	$5,032

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT (continued)

Total depreciation and amortization expense in the fiscal years ended June 30, 2017, 2016 and 2015 was $0.9 million, $0.7 million and $0.8 million, respectively. Depreciation expense included in cost of revenues in the fiscal years ended 2017, 2016 and 2015 was $0.7 million, $0.5 million and $0.6 million, respectively.

NOTE 4 – INCOME TAXES

The components of income tax expense are as follows (in thousands):

	Year ended June 30,
	2017	2016	2015

Current
Federal	$-	$-	$29
State	4	24	83
	$4	$24	$112

The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2017, 2016 and 2015 is as follows:

	Year Ended June 30,
	2017	2016	2015

Statutory rate	34.0%	34.0%	34.0%
State income taxes, net	(4.5%)	(18.6%)	5.3%
Meals and entertainment	(1.5%)	38.7%	1.2%
AMT and research and development credits	0.0%	(218.9%)	0.0%
Other	0.2%	1.5%	0.0%
Effective rate before valuation allowance	28.2%	(163.3%)	40.5%

Change in valuation allowance	(28.5%)	228.2%	(31.7%)
Effective tax rate	(0.3%)	64.9%	8.8%

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 4 – INCOME TAXES (continued)

At June 30, 2017 and 2016, the significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

	June 30,
	2017	2016
Deferred tax assets relating to:
Stock compensation	$398	$627
AMT and research and development credits	523	523
Deferred rent	77	82
Inventory	211	169
Professional fees	155	140
Accrued vacation	43	33
Accounts receivable allowance	49	24
Contribution carryovers	12	8
Net operating loss carryforwards	1,443	1,044
Total deferred tax assets	2,911	2,650
Deferred tax liablities related to depreciation differences	(783)	(621)
Net deferred tax assets before valuation allowance	2,128	2,029
Valuation allowance	(2,128)	(2,029)
Net deferred tax assets	$-	$-

At June 30, 2017, the Company had net operating loss carryforwards of $4.8 million which will expire, if unused, between June 30, 2032 and June 30, 2037. At June 30, 2017, the Company had various tax credit carryforwards of $0.5 million, of which $0.3 million will expire beginning on June 30, 2030 and $0.2 million which may be carried forward indefinitely.

As of June 30, 2017, the Company’s estimated net operating losses for tax return filing purposes exceeds the gross amount for financial reporting purposes by $0.6 million related to excess income tax benefits on stock-based compensation. The tax effect of this excess tax expense will be offset by the valuation allowance and have no net effect.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (the “Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the borrower’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lessor of 50% of eligible inventory and $3 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% after September 30, 2017 depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2017 was approximately 3.63%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT (continued)

At June 30, 2017, long-term debt consisted of the following (in thousands):

Non-interest bearing, unsecured note payable assumed in acquisition (See Note 12), monthly payments of $7; maturing September 2018.	$104

Term loan, bearing interest at 3.63%, monthly payments of $43; maturing March 2022.	2,499

Total long-term debt	2,603
Less: current portion	601
Long-term debt, net of current portion	$2,002

The Company has availability under the Credit Agreement of $11.5 million ($6.0 million for the working capital and $5.5 million for the acquisitions) as of June 30, 2017 which may be limited by its leverage covenant. The Company also has $10,000 in letters of credit outstanding as of June 30, 2017.

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

Payments due on long-term debt during each of the five years subsequent to June 30, 2017 are as follows (in thousands):

Twelve Months Ending June 30,
2018	$601
2019	537
2020	517
2021	517
2022	431
$2,603

The prior credit agreement, which was effective through March 29, 2017, provided for a $9.0 million line of credit facility with a maturity date of April 9, 2018. No amounts related to the prior credit agreement were outstanding as of June 30, 2017.

NOTE 6 - EQUITY TRANSACTIONS

On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017. The program has not been extended.During the years ended June 30, 2017, 2016 and 2015, shares were repurchased as follows:

	Year Ended June 30,
	2017	2016	2015

Shares repurchased	-	104,365	29,449
Cash paid for shares repurchased (in thousands)	$-	$745	$128
Average price paid per share	$-	$7.14	$4.35

Total shares repurchased under the program are 295,615 shares at a cost of $1.6 million.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 7 - STOCK BASED COMPENSATION

The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Stock Plan replaced the Sharps Compliance Corp. 1993 Stock Plan (the “1993 Plan”). The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 3,000,000 shares of the Company’s common stock of which 877,904 options and restricted shares are outstanding as of June 30, 2017. Options granted generally vest over a period of three to four years and expire seven years after the date of grant. Restricted stock generally vests over one year. There are no remaining options outstanding under the 1993 Plan. As of June 30, 2017, there were 1,561,891 options available for grant under the 2010 Plan.

The summary of activity for all restricted stock during the fiscal years ended June 30, 2017, 2016 and 2015 is presented in the table below (in thousands):

	Year Ended June 30,
	2017	2016	2015

Unvested at beginning of the year	13	13	15
Granted	53	53	53
Vested	(53)	(53)	(55)
Unvested at end of the year	13	13	13

The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2017, 2016 and 2015 was $4.38, $8.00 and $4.28, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2017, 2016 and 2015 was $5.29, $7.07 and $4.44, respectively.

The summary of activity for all stock options during the fiscal years ended June 30, 2017, 2016 and 2015 is presented in the table below (in thousands except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Options Outstanding at June 30, 2014	950	$4.27
Granted	516	$4.63
Exercised	(61)	$2.30
Forfeited or canceled	(30)	$4.68

Options Outstanding at June 30, 2015	1,375	$4.49
Granted	45	$6.62
Exercised	(112)	$2.77
Forfeited or canceled	(18)	$5.99

Options Outstanding at June 30, 2016	1,290	$4.69
Granted	38	$4.55
Exercised	(95)	$3.60
Forfeited or canceled	(368)	$5.32

Options Outstanding at June 30, 2017	865	$4.53

Options Exercisable at June 30, 2017	561	$4.39

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 7 - STOCK BASED COMPENSATION (continued)

The following table summarizes information about stock options outstanding as of June 30, 2017 (in thousands except per share amounts):

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2017	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$2.51 - $3.50	41	2.49	$2.95
$3.51 - $5.50	692	3.27	$4.35
$5.51 - $7.50	132	4.82	$5.97
	865		$4.53

The following table summarizes information about stock options exercisable as of June 30, 2017 (in thousands except per share amounts):

	Options Exercisable
Range of Exercise Price	Exercisable as of June 30, 2017	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$2.51 - $3.50	39	2.46	$2.96
$3.51 - $5.50	464	2.66	$4.32
$5.51 - $7.50	58	4.78	$5.87
	561		$4.39

As of June 30, 2017, there was $0.2 million of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.6 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company operates in a number of locations across the U.S. including space for corporate offices in Houston, Texas. Sharps has manufacturing, assembly, storage, distribution and warehousing operations as well as two (2) fully-permitted facilities that house our processing and treatment operations. The Company owns one processing and treatment facility and leases all other spaces. The leases expire between 2020 to 2023 with options to renew ranging from 3 years to 10 years.

Rent expense for the fiscal years ended June 30, 2017, 2016 and 2015 was $2.3 million, $1.5 million and $1.3 million, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2017 are as follows (in thousands):

	Year Ended June 30,
	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$1,812	$1,827	$1,725	$943	$274	$5

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Performance Bonds: The Company also utilizes performance bonds to support operations based on certain state requirements. At June 30, 2017, the Company had performance bonds outstanding covering financial assurance up to $0.6 million.

Other: From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Year Ended June 30,
	2017	2016	2015

Net income (loss), as reported	$(1,293)	$13	$1,160

Weighted average common shares outstanding	15,949	15,448	15,327
Effect of dilutive stock options	-	390	237
Weighted average diluted common shares outstanding	15,949	15,838	15,564

Net income (loss) per common share
Basic	$(0.08)	$0.00	$0.08
Diluted	$(0.08)	$0.00	$0.07

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	304	137	210

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At June 30, 2017 and June 30, 2016, intangible assets consisted of the following (in thousands):

		June 30,
		2017			2016
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount

Customer relationships	7 years	$3,007	$(490)	$2,517	$580	$(60)	$520
Permits	6 - 15 years	1,373	(288)	1,085	668	(191)	477
Patents	5 - 17 years	383	(264)	119	383	(251)	132
Tradename	7 years	270	(39)	231	-	-	-
Non-compete	5 years	117	(23)	94	-	-	-
Total intangible assets, net		$5,150	$(1,104)	$4,046	$1,631	$(502)	$1,129

During the years ended June 30, 2017, 2016 and 2015 amortization expense was $0.6 million, $0.1 million and $0.1 million, respectively.

The changes in the carrying amount of goodwill since June 30, 2015 was as follows (in thousands):

	Year Ended June 30,
	2017	2016
Beginning Balance	$1,039	$-
Goodwill Acquired	5,696	1,039
Ending Balance	$6,735	$1,039

As of June 30, 2017, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2018	$616
2019	616
2020	616
2021	615
2022	590
Thereafter	993
$4,046

NOTE 11 – REVENUES BY SOLUTION

The components of revenues by solution are as follows (dollars in thousands):

	Year Ended June 30,
	2017	% Total	2016	% Total	2015	% Total
REVENUES BY SOLUTION:
Mailbacks	$24,135	63.2%	$23,743	71.1%	$23,043	74.6%
Route-based pickup services	6,348	16.6%	2,061	6.2%	862	2.8%
Unused medications	3,377	8.8%	3,531	10.6%	2,667	8.6%
Third party treatment services	413	1.1%	258	0.8%	367	1.2%
Other(1)	3,915	10.3%	3,790	11.3%	3,963	12.8%
Total revenues	$38,188	100.0%	$33,383	100.0%	$30,902	100.0%

(1)	The Company’s other products include non-mailback products such as IV poles, accessories, containers, asset return boxes and other miscellaneous items.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

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

Effective July 1, 2016, the Company acquired Citiwaste, LLC (“Citiwaste”), a route-based pickup service located in New York, which is in the business of medical, pharmaceutical and hazardous waste management primarily in the healthcare industry. The purchase price consisted of $7.0 million in cash ($3.0 million of which was borrowed under the acquisition portion of its Credit Agreement), 415,527 shares of common stock of the Company (the “Common Stock Consideration”) valued at $1.9 million, and a lease obligation paid to the seller for $0.1 million for a total consideration of $9.0 million. The issuance of the Common Stock Consideration was not registered under the Securities Act of 1933, as amended, and was issued pursuant to an exemption from the registration requirements thereunder. The Company held shares of the Common Stock Consideration in escrow for the one-year period to cover indemnification obligations of the sellers under the purchase agreement which were released on June 30, 2017.

For the year ended June 30, 2017, the Company recognized approximately $3.6 million in revenues related to the operations of Citiwaste.

The following amounts represent the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$5
Accounts receivable	495
Fixed assets	30
Intangibles	3,357
Goodwill	5,696
Accounts payable and accrued liabilities	(356)
Debt assumed	(187)
Total purchase price	$9,040

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 12 – ACQUISITIONS (continued)

The Company incurred acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses in the consolidated statements of operations as follows (in thousands):

	Twelve-Months Ended June 30,
	2017	2016	2015

Acquisition-related expenses	$702	$190	$-

The results of operations of the acquired business have been included in the consolidated statements of operations from the date of acquisition. Pro forma results of operations for Alpha Bio/Med Services and Bio-Team Mobile are not presented because the pro forma effects, individually or in the aggregate, were not material to the Company’s consolidated results of operations. The goodwill recorded for the Alpha Bio/Med Services, Bio-Team Mobile, and Citiwaste acquisitions will be deductible for income taxes.

The goodwill recognized for the acquisitions since July 1, 2015 is attributable to expected revenue synergies generated by the integration of our products and services with those acquisitions, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition such as the assembled workforce of each acquisition.

Supplemental Pro Forma Data (Unaudited)

Citiwaste’s financial results since the date of the acquisition have been included in our consolidated financial results for the year ended June 30, 2017. The following table presents summarized unaudited pro forma financial information as if the Citiwaste acquisition occurred on July 1, 2015 (in thousands, except per-share data):

Twelve-Months Ended June 30,
2016

Revenues	$36,306
Net loss	$(159)
Weighted average common shares outstanding	15,861
Net loss per common share basic and diluted	$(0.01)

The pro forma financial information for the period presented includes the estimated business combination accounting effects resulting from the acquisition, including primarily amortization expense of $0.5 million from the acquired intangible assets as well as interest expense as a result of debt financing used to fund the acquisition and tax effects from the pro forma adjustments.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables show quarterly financial information for the years ended June 30, 2017 and 2016. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands expect per share amounts).

	Quarter Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Total revenues	$9,531	$9,707	$8,588	$10,362
Gross profit	$2,959	$2,895	$2,352	$3,631
Operating income (loss)	$(940)	$(204)	$(638)	$595
Net income (loss)	$(967)	$(227)	$(668)	$569
Net income (loss) per share - basic and diluted	$(0.06)	$(0.01)	$(0.04)	$0.04
Weighted average shares-diluted	15,868	15,929	15,994	16,029

	Quarter Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Total revenues	$7,869	$9,992	$6,652	$8,870
Gross profit	$2,879	$3,319	$1,693	$3,220
Operating income (loss)	$231	$664	$(1,104)	$214
Net income (loss)	$220	$615	$(1,042)	$220
Net income (loss) per share - basic and diluted	$0.01	$0.04	$(0.07)	$0.01
Weighted average shares-diluted	15,926	16,062	15,462	15,575