Form 10-Q
period 2017-09-30
SHARPS COMPLIANCE CORP
filed 2017-11-01
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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
Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Emerging growth company company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of October 30, 2017, there were 16,008,412 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	September 30,	June 30,
	2017	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,160	$4,675
Accounts receivable, net of allowance for doubtful accounts of $80 and $78, respectively	7,279	7,553
Inventory, net	4,239	4,098
Prepaid and other current assets	566	694
TOTAL CURRENT ASSETS	17,244	17,020

PROPERTY, PLANT AND EQUIPMENT, net	6,491	6,543

OTHER ASSETS	122	120

GOODWILL	6,735	6,735

INTANGIBLE ASSETS, net	3,935	4,046

TOTAL ASSETS	$34,527	$34,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,978	$1,710
Accrued liabilities	1,518	1,800
Current maturities of long-term debt	600	601
Deferred revenue	2,396	2,421
TOTAL CURRENT LIABILITIES	6,492	6,532

LONG-TERM DEFERRED REVENUE, net of current portion	528	478

OTHER LONG-TERM LIABILITIES	171	165

LONG-TERM DEBT, net of currrent portion	1,853	2,002

TOTAL LIABILITIES	9,044	9,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,304,027 shares issued and 16,008,412 shares outstanding	163	163
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	28,184	28,063
Accumulated deficit	(1,310)	(1,385)
TOTAL STOCKHOLDERS' EQUITY	25,483	25,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,527	$34,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2017	2016
REVENUES	$9,683	$9,531
Cost of revenues	6,655	6,572
GROSS PROFIT	3,028	2,959

Selling, general and administrative	2,725	3,699
Depreciation and amortization	202	200

OPERATING INCOME (LOSS)	101	(940)

OTHER INCOME (EXPENSE)
Interest income	5	4
Interest expense	(24)	(31)
TOTAL OTHER EXPENSE	(19)	(27)

INCOME (LOSS) BEFORE INCOME TAXES	82	(967)
INCOME TAX EXPENSE	7	—

NET INCOME (LOSS)	$75	$(967)

NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.00	$(0.06)

WEIGHTED AVERAGE SHARES USED IN COMPUTING INCOME (LOSS) PER COMMON SHARE:
Basic	16,008	15,868
Diluted	16,093	15,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances, June 30, 2016	15,740,458	$158	(295,615)	$(1,554)	$25,331	$(92)	$23,843
Exercise of stock options	95,050	1	—	—	341	—	342
Stock-based compensation	—	—	—	—	496	—	496
Issuance of common shares for acquisition	415,527	4			1,895		1,899
Issuance of restricted stock	52,992	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,293)	(1,293)
Balances, June 30, 2017	16,304,027	163	(295,615)	(1,554)	28,063	(1,385)	25,287
Stock-based compensation	—	—	—	—	121	—	121
Net income	—	—	—	—	—	75	75
Balances, September 30, 2017	16,304,027	$163	(295,615)	$(1,554)	$28,184	$(1,310)	$25,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$75	$(967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	390	338
(Gain) loss on disposal of property, plant and equipment	(2)	6
Stock-based compensation expense	121	139
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	274	(772)
Inventory	(72)	(252)
Prepaid and other assets	126	(213)
Accounts payable and accrued liabilities	(29)	644
Deferred revenue	25	285
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	908	(792)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(235)	(806)
Cash proceeds from sale of property, plant and equipment	3	13
Additions to intangible assets	(41)	—
Payments for business acquisitions, net of cash acquired	—	(7,062)
NET CASH USED IN INVESTING ACTIVITIES	(273)	(7,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	141
Proceeds from long-term debt	—	3,000
Repayments of long-term debt	(150)	(21)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(150)	3,120

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	485	(5,527)

CASH AND CASH EQUIVALENTS, beginning of period	4,675	12,435

CASH AND CASH EQUIVALENTS, end of period	$5,160	$6,908

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$3	$—

Interest paid on long-term debt	$17	$22

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for acquisition	$—	$1,889
Unpaid consideration related to acquisitions	$—	$140
Transfer of equipment to inventory	$69	$34
Property, plant and equipment financed through accounts payable	$21	$310

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

Business: Sharps is a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System. The Company also offers its route-based pick-up service in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2017, the results of its operations for the three months ended September 30, 2017 and 2016, cash flows for the three months ended September 30, 2017 and 2016 and stockholders’ equity for the three months ended September 30, 2017. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse. During both the three months ended September 30, 2017 and 2016, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $1.0 million. As of September 30, 2017 and June 30, 2017, $2.9 million and $2.7 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System and various other solutions like the TakeAway Medication Recovery Systems referred to as “Mailbacks” and Sharps Pump and Asset Return Systems, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting. The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price. The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

product and services, provided, including compliance with local, state and federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

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

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under GAAP, the valuation allowance has been recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2017.

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

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at September 30, 2017 and June 30, 2017 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

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

NOTE 5 – INCOME TAXES

The Company’s net deferred tax assets have been fully reserved by a tax valuation allowance. The Company’s effective tax rate for the three months ended September 30, 2017 was 8.0% reflecting estimated state income taxes. The Company’s tax expense associated with taxable income during the three months ended September 30, 2017 was offset by the utilization of net operating loss carryforwards. No income tax expense was recorded for the three months ended September 30, 2016 as it was not material due to the valuation allowance and net operating losses.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lessor of 50% of eligible inventory and $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2017 was approximately 3.75%. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

At September 30, 2017, long-term debt consisted of the following (in thousands):

Non-interest bearing, unsecured note payable assumed in acquisition, monthly payments of $7; maturing September 2018.	$83

Term loan, bearing interest at 3.75%, monthly payments of $43; maturing March 2022.	2,370

Total long-term debt	2,453
Less: current portion	600
Long-term debt, net of current portion	$1,853

The Company has availability under the Credit Agreement of $11.6 million ($6.0 million for the working capital and $5.6 million for the acquisitions) as of September 30, 2017 which may be limited by its leverage covenant. The Company also has $10,000 in letters of credit outstanding as of September 30, 2017.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Payments due on long-term debt during each of the five years subsequent to September 30, 2017 are as follows (in thousands):

Twelve Months Ending September 30,
2018	$600
2019	517
2020	517
2021	517
2022	302
$2,453

The Company utilizes performance bonds to support operations based on certain state requirements. At September 30, 2017, the Company had performance bonds outstanding covering financial assurance up to $0.6 million.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).  During the three months ended September 30, 2017 and 2016, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended September 30,
	2017	2016
Stock-based compensation expense included in:
Cost of revenues	$14	$12
Selling, general and administrative	107	127
Total	$121	$139

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended September 30,
	2017	2016
Net income (loss), as reported	$75	$(967)

Weighted average common shares outstanding	16,008	15,868
Effect of dilutive stock options	85	—
Weighted average diluted common shares outstanding	16,093	15,868

Net income (loss) per common share
Basic and diluted	$0.00	$(0.06)

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	231	145

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2017 and 2016, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended September 30,
	2017	2016
Options Exercised	—	46,223
Proceeds (in thousands)	$—	$141
Average exercise price per share	$—	$3.05

As of September 30, 2017, there was $0.3 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.62 years.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2017 and June 30, 2017, intangible assets consisted of the following (in thousands):

		September 30, 2017			June 30, 2017
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(597)	$2,410	$3,007	$(490)	$2,517
Permits	6 - 15 years	1,414	(314)	1,100	1,373	(288)	1,085
Patents	5 - 17 years	383	(268)	115	383	(264)	119
Tradename	7 years	270	(48)	222	270	(39)	231
Non-compete	5 years	117	(29)	88	117	(23)	94
Total intangible assets, net		$5,191	$(1,256)	$3,935	$5,150	$(1,104)	$4,046

During both the three months ended September 30, 2017 and 2016, amortization expense was $0.2 million. There have been no changes in the carrying amount of goodwill since June 30, 2017.

As of September 30, 2017, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending September 30,
2018	606
2019	606
2020	606
2021	599
2022	571
Thereafter	947
$3,935

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2017	June 30, 2017
Raw materials	$1,255	1,272
Finished goods	2,984	2,826
Total	$4,239	4,098

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – REVENUES BY SOLUTION

The components of revenues by solution are as follows (in thousands):

	Three-Months Ended September 30,
	2017	% Total	2016	% Total
REVENUES BY SOLUTION:
Mailbacks	$5,339	55.1%	$6,249	65.6%
Route-based pickup services	1,761	18.2%	1,465	15.4%
Unused medications	1,172	12.1%	791	8.3%
Third party treatment services	434	4.5%	68	0.7%
Other (1)	977	10.1%	958	10.0%
Total revenues	$9,683	100.0%	$9,531	100.0%

(1)	The Company’s other products include non-mailback products such as IV poles, accessories, containers, asset return boxes and other miscellaneous items.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words "will," "may," "position," "plan," "potential," "continue," "anticipate," "believe," "expect," "estimate," "project" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the known and unknown risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q or refer to our Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that is not possible to predict or identify all such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties. The Company does not intend to update these forward-looking statements.

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

Our key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, surgery centers, retail pharmacies and clinics and the professional market, which is comprised of physicians, dentists and veterinary practices. The Company’s flagship product, the Sharps® Recovery System, is a comprehensive solution for the containment, transportation, treatment and tracking of medical waste and used healthcare materials. In October 2014, the Company launched MedSafe®, a patent pending solution for the safe collection, transportation and proper disposal of unwanted and expired prescription medications including controlled substances from ultimate users. MedSafe has been designed to meet or exceed the regulations issued by the Drug Enforcement Administration (“DEA”) implementing the Secure and Responsible Drug Disposal Act of 2010 (the “Act”), which became effective October 9, 2014. In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. Additionally, the Company now services parts of Texas and Louisiana with route-based pickup services. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. The Company now offers its route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States. Our other solutions include TakeAway Medication Recovery System™, TakeAway Recycle System™, ComplianceTRACSM, Universal Waste Shipback Systems, TakeAway Environmental Return System™, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, Pitch-It IV™ Poles, Asset Return System, Sharps® MWMS™ (a Medical Waste Management System (“MWMS”)) and Spill Kit and Recovery System.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2017 and 2016. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenue):

	Three-Months Ended September 30,
	2017	%	2016	%
	(Unaudited)
Revenues	$9,683	100.0%	$9,531	100.0%
Cost of revenues	6,655	68.7%	6,572	69.0%
Gross profit	3,028	31.3%	2,959	31.0%
SG&A expense	2,725	28.1%	3,699	38.8%
Depreciation and amortization	202	2.1%	200	2.1%
Operating income (loss)	101	1.0%	(940)	(9.9)%
Interest income	5		4
Interest expense	(24)		(31)
Total other expense	(19)	(0.2)%	(27)	(0.3)%
Income (loss) before income taxes	82	0.8%	(967)	(10.1)%
Income tax expense	7	0.1%	—	—%
Net Income (loss)	$75	0.8%	$(967)	(10.1)%

THREE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016

Total revenues for the three months ended September 30, 2017 of $9.7 million increased by $0.2 million, or 1.6%, over the total revenues for the three months ended September 30, 2016 of $9.5 million. The increase in revenue is due to product returns on sales in prior periods in excess of current year deferred revenue. The components of billings by market are as follows (in thousands):

	Three-Months Ended September 30,
	(Unaudited)
	2017	2016	Variance
BILLINGS BY MARKET:
Professional	$3,101	$2,818	$283
Home Health Care	2,001	1,866	135
Pharmaceutical Manufacturer	1,532	1,787	(255)
Retail	1,400	2,059	(659)
Assisted Living	604	593	11
Government	554	450	104
Environmental	434	68	366
Other	218	207	11
Subtotal	9,844	9,848	(4)
GAAP Adjustment *	(161)	(317)	156
Revenue Reported	$9,683	$9,531	$152

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

The components of billings by solution are as follows (in thousands):

	Three-Months Ended September 30,
	2017	% Total	2016	% Total
BILLINGS BY SOLUTION:
Mailbacks	$5,500	55.9%	$6,566	66.7%
Route-based pickup services	1,761	17.9%	1,465	14.9%
Unused medications	1,172	11.9%	791	8.0%
Third party treatment services	434	4.4%	68	0.7%
Other (1)	977	9.9%	958	9.7%
Total billings	$9,844	100.0%	$9,848	100.0%
GAAP adjustment (2)	(161)		(317)
Revenue reported	$9,683		$9,531

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

Billings were relatively flat compared to the prior year. Billings increased in the Environmental ($0.4 million), Professional ($0.3 million), Home Health Care ($0.1 million) and Government ($0.1 million) markets. Billings decreased in the Retail ($0.7 million) and Pharmaceutical Manufacturer ($0.3 million) markets. The increase in Environmental billings was due to higher third party treatment billings from our treatment facilities in Texas and Pennsylvania. Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. Home Health Care billings increased due to the timing of distributor purchases. The increase in Government billings was due to Medsafe related orders. The decrease in Retail billings was due primarily to lower flu immunization related orders and the loss of one retail pharmacy customer. The decrease in Pharmaceutical Manufacturer billings was mainly due to timing of inventory builds. Billings for Mailbacks in the three months ended September 30, 2017 decreased 16.2% to $5.5 million as compared to $6.6 million in the prior year period and represented 55.9% of total billings.  Billings for Route-Based Pickup Services increased 20.2% to $1.8 million as compared to $1.5 million in the prior year period and represented 17.9% of total billings.

Cost of revenues for the three months ended September 30, 2017 of $6.7 million was 68.7% of revenues.  Cost of revenues for the three months ended September 30, 2016 of $6.6 million was 69.0% of revenues.  The gross margin for the three months ended September 30, 2017 of 31.3% was in line with the gross margin for the three months ended September 30, 2016 of 31.0%.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2017 and 2016 were $2.7 million and $3.7 million, respectively.  The three months ended September 30, 2016 included $0.7 million of one-time expenses related to the Company's acquisition of Citiwaste. Without these costs, SG&A for the first quarter of fiscal 2017 was $3.0 million. The decrease in SG&A (after excluding one-time expenses) for the three months ended September 30, 2017 of $0.3 million reflects the impact of cost savings initiatives launched in the second quarter of fiscal year 2017.

The Company reported operating income of $0.1 million for the three months ended September 30, 2017 compared to operating loss of $0.9 million for the three months ended September 30, 2016. Operating income increased mainly due to lower SG&A costs (discussed above).

The Company reported income before income taxes of $0.1 million for the three months ended September 30, 2017 versus loss before income taxes of $1.0 million for the three months ended September 30, 2016. Income before income taxes increased due to the change in operating income (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2017 was 8.0% reflecting estimated state income tax payments. No income tax expense was recorded for the three months ended September 30, 2016 as it was not material due to the valuation allowance and net operating losses.

The Company reported a net income of $0.1 million for the three months ended September 30, 2017 compared to net loss of $1.0 million for the three months ended September 30, 2016.  Net income increased due to the change in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.00 for the three months ended September 30, 2017 versus basic and diluted loss per share of $(0.06) for the three months ended September 30, 2016.  Basic and diluted income per share increased due to the change in net income (discussed above).

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 24% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. Despite the decrease in Retail flu business for fiscal year 2017 (the 2016 flu season) of 15% due to a mild flu season and the loss of one retail pharmacy customer, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

•	The Company’s strong financial position with a cash balance of $5.2 million and debt of $2.5 million and additional availability under the Credit Agreement as of September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents increased by $0.5 million to $5.2 million at September 30, 2017 from $4.7 million at June 30, 2017 due to the following:

•
Cash Flows from Operating Activities - Working capital increased by $0.3 million to $10.8 million at September 30, 2017 from $10.5 million at June 30, 2017. The increase in working capital is primarily attributed to an increase in cash and cash equivalents and:

•	a decrease in accounts receivable of $0.3 million to $7.3 million at September 30, 2017 from $7.6 million at June 30, 2017 due to timing of billings and collections.

•
an increase in inventory of $0.1 million to $4.2 million at September 30, 2017 from $4.1 million at June 30, 2017. The increase in inventory is due to timing of sales and adjustment of inventory levels to facilitate customer orders.

•	a decrease in prepaid and other current assets of $0.1 million to $0.6 million at September 30, 2017 from $0.7 million at June 30, 2017.

•	Cash Flows used in Investing Activities - Investing activities include capital expenditures of $0.2 million.

•	Cash Flows used in Financing Activities – Financing activities include repayments of debt of $0.2 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three months ended September 30, 2017 and the year ended June 30, 2017.

Credit Facility

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lessor of 50% of eligible inventory and $3 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2017 was approximately 3.75%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At September 30, 2017, $2.4 million was outstanding related to the acquisition portion of the credit facility and $0.1 million related to the unsecured note payable assumed in acquisition. No amounts were outstanding under the working capital portion of the credit facility at September 30, 2017.

The Company has availability under the Credit Agreement of approximately $11.6 million ($6.0 million for the working capital and $5.6 million for the acquisitions) as of September 30, 2017 which may be limited by its leverage covenant. The Company also had $10 thousand in letters of credit outstanding as of September 30, 2017.

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

The Company utilizes performance bonds to support operations based on certain state requirements. At September 30, 2017, the Company had performance bonds outstanding covering financial assurance up to $0.6 million.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending November 1, 2018.

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

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ and various other solutions like the Takeaway Medication Recovery Systems, referred to as “Mailbacks” and Sharps® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting. The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price. The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided including compliance with local, state and federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

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

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of September 30, 2017, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2017.

Changes in Internal Control

During the three months ended September 30, 2017, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2017 for the Company’s risk factors. During the period ended September 30, 2017, there have been no changes to the Company’s risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 1, 2017	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 1, 2017	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)