Form 10-Q
period 2017-12-31
SHARPS COMPLIANCE CORP
filed 2018-01-31
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

As of January 29, 2018, there were 16,082,021 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	December 31,	June 30,
	2017	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,763	$4,675
Accounts receivable, net of allowance for doubtful accounts of $87 and $78, respectively	7,518	7,553
Inventory, net	4,359	4,098
Prepaid and other current assets	708	694
TOTAL CURRENT ASSETS	18,348	17,020

PROPERTY, PLANT AND EQUIPMENT, net	6,678	6,543

OTHER ASSETS	220	120

GOODWILL	6,735	6,735

INTANGIBLE ASSETS, net	3,790	4,046

TOTAL ASSETS	$35,771	$34,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,613	$1,710
Accrued liabilities	1,910	1,800
Current maturities of long-term debt	579	601
Deferred revenue	2,375	2,421
TOTAL CURRENT LIABILITIES	7,477	6,532

LONG-TERM DEFERRED REVENUE, net of current portion	535	478

OTHER LONG-TERM LIABILITIES	173	165

LONG-TERM DEBT, net of current portion	1,724	2,002

TOTAL LIABILITIES	9,909	9,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,377,636 and 16,304,027 shares issued, respectively, and 16,082,021 and 16,008,412 shares outstanding, respectively.	164	163
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	28,406	28,063
Accumulated deficit	(1,154)	(1,385)
TOTAL STOCKHOLDERS' EQUITY	25,862	25,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,771	$34,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2017	2016

REVENUES	$11,119	$9,707
Cost of revenues	7,988	6,812
GROSS PROFIT	3,131	2,895

Selling, general and administrative	2,821	2,899
Depreciation and amortization	203	200

OPERATING INCOME (LOSS)	107	(204)

OTHER INCOME (EXPENSE)
Interest income	5	4
Interest expense	(23)	(27)
TOTAL OTHER EXPENSE	(18)	(23)

INCOME (LOSS) BEFORE INCOME TAXES	89	(227)

INCOME TAX BENEFIT	(67)	—

NET INCOME (LOSS)	$156	$(227)

NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.01	$(0.01)

WEIGHTED AVERAGE SHARES USED IN COMPUTING INCOME (LOSS) PER COMMON SHARE:
Basic	16,047	15,929
Diluted	16,068	15,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2017	2016

REVENUES	$20,802	$19,238
Cost of revenues	14,643	13,384
GROSS PROFIT	6,159	5,854

Selling, general and administrative	5,546	6,598
Depreciation and amortization	405	400

OPERATING INCOME (LOSS)	208	(1,144)

OTHER INCOME (EXPENSE)
Interest income	10	8
Interest expense	(47)	(58)
TOTAL OTHER EXPENSE	(37)	(50)

INCOME (LOSS) BEFORE INCOME TAXES	171	(1,194)

INCOME TAX BENEFIT	(60)	—

NET INCOME (LOSS)	$231	$(1,194)

NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.01	$(0.08)

WEIGHTED AVERAGE SHARES USED IN COMPUTING INCOME (LOSS) PER COMMON SHARE:
Basic	16,028	15,898
Diluted	16,081	15,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances, June 30, 2016	15,740,458	$158	(295,615)	$(1,554)	$25,331	$(92)	$23,843
Exercise of stock options	95,050	1	—	—	341	—	342
Stock-based compensation	—	—	—	—	496	—	496
Issuance of common shares for acquisition	415,527	4	—	—	1,895	—	1,899
Issuance of restricted stock	52,992	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,293)	(1,293)
Balances, June 30, 2017	16,304,027	163	(295,615)	(1,554)	28,063	(1,385)	25,287
Stock-based compensation	—	—	—	—	261	—	261
Issuance of common shares for lease	20,617	—	—	—	83	—	83
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net income	—	—	—	—	—	231	231
Balances, December 31, 2017	16,377,636	$164	(295,615)	$(1,554)	$28,406	$(1,154)	$25,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$231	$(1,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	784	708
Loss on disposal of property, plant and equipment	—	6
Stock-based compensation expense	261	273
Deferred tax benefit	(74)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	35	543
Inventory	(156)	(359)
Prepaid and other assets	43	(66)
Accounts payable and accrued liabilities	934	1,134
Deferred revenue	11	(70)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,069	975

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(643)	(1,978)
Cash proceeds from sale of property, plant and equipment	10	13
Additions to intangible assets	(48)	(79)
Payments for business acquisitions, net of cash acquired	—	(7,100)
NET CASH USED IN INVESTING ACTIVITIES	(681)	(9,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	259
Proceeds from long-term debt	—	3,000
Repayments of long-term debt	(300)	(291)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(300)	2,968

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,088	(5,201)

CASH AND CASH EQUIVALENTS, beginning of period	4,675	12,435

CASH AND CASH EQUIVALENTS, end of period	$5,763	$7,234

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$3	$—

Interest paid on long-term debt	$39	$49

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for acquisition	$—	$1,889
Issuance of common stock for lease	$83	$—
Unpaid consideration related to acquisitions	$—	$105
Transfer of equipment to inventory	$105	$104
Property, plant and equipment financed through accounts payable	$87	$368

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2017, the results of its operations for the three and six months ended December 31, 2017 and 2016, cash flows for the six months ended December 31, 2017 and 2016 and stockholders’ equity for the six months ended December 31, 2017. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse. During the three and six months ended December 31, 2017, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.9 million and $1.9 million, respectively. During the three and six months ended December 31, 2016, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.8 million and $2.0 million, respectively. As of December 31, 2017 and June 30, 2017, $3.1 million and $2.7 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System and various other solutions like the TakeAway Medication Recovery Systems referred to as “Mailbacks” and Sharps Pump and Asset Return Systems, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that qualify for separate units of accounting. The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price. The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services, provided, including compliance with local, state and federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

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

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2017 and there have been no triggering events since that would warrant further impairment testing.

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

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at December 31, 2017 and June 30, 2017 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

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

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted. The Company is in the initial stages of evaluating the impact of the new guidance on its consolidated financial statements and related disclosures as well as evaluating the available transition methods. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the six months ended December 31, 2017 was (35.1)% reflecting the impact of the 2017 tax law change discussed below, net of estimated state income taxes. For the six months ended December 31, 2017, the Company recorded an income tax benefit of approximately $74,000, which was offset by estimated state income tax expense of $14,000. No income tax expense was recorded for the six months ended December 31, 2016 as it was not material due to the valuation allowance and net operating losses.

The Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%. During the six months ended December 31, 2017, the Company recorded a $74,000 deferred tax asset in Other Assets on the balance sheet, representing the net benefit of remeasuring its deferred tax assets for recoverable alternative minimum tax credits offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. The Company's remaining net deferred tax assets continue to be fully offset by a valuation allowance. The Company's gross deferred tax assets and the offsetting valuation allowance decreased by approximately $0.8 million as a result of the reduction of the U.S. tax rate to 21%.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lessor of 50% of eligible inventory and $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2017 was approximately 4.0%. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At December 31, 2017, long-term debt consisted of the following (in thousands):

Non-interest bearing, unsecured note payable assumed in acquisition, monthly payments of $7; maturing September 2018.	$62

Term loan, bearing interest at 4.0%, monthly payments of $43; maturing March 2022.	2,241

Total long-term debt	2,303
Less: current portion	579
Long-term debt, net of current portion	$1,724

The Company has availability under the Credit Agreement of $11.7 million ($6.0 million for the working capital and $5.7 million for the acquisitions) as of December 31, 2017 which may be limited by its leverage covenant. The Company also has $30,000 in letters of credit outstanding as of December 31, 2017.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.25 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The maximum cash flow leverage ratio will decrease to 3.0 to 1.0 on March 31, 2018 and onwards. The Credit Agreement, which expires on March 29, 2019, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

Payments due on long-term debt during each of the five years subsequent to December 31, 2017 are as follows (in thousands):

Twelve Months Ending December 31,
2018	$579
2019	517
2020	517
2021	517
2022	173
$2,303

The Company utilizes performance bonds to support operations based on certain state requirements. At December 31, 2017, the Company had performance bonds outstanding covering financial assurance up to $0.6 million.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).  During the three and six months ended December 31, 2017 and 2016, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2017	2016	2017	2016
Stock-based compensation expense included in:
Cost of revenues	$13	$13	$27	$25
Selling, general and administrative	127	121	234	248
Total	$140	$134	$261	$273

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2017	2016	2017	2016
Net income (loss), as reported	$156	$(227)	$231	$(1,194)

Weighted average common shares outstanding	16,047	15,929	16,028	15,898
Effect of dilutive stock options	21	—	53	—
Weighted average diluted common shares outstanding	16,068	15,929	16,081	15,898

Net income (loss) per common share
Basic and diluted	$0.01	$(0.01)	$0.01	$(0.08)

Employee stock options excluded from computation of dilutive income (loss) per share amounts because their effect would be anti-dilutive	778	834	401	305

NOTE 9 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2017 and 2016, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2017	2016	2017	2016
Options Exercised	—	29,527	—	75,750
Proceeds (in thousands)	$—	$118	$—	$259
Average exercise price per share	$—	$3.98	$—	$3.41

As of December 31, 2017, there was $0.5 million of stock option and restricted stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.3 years.

During the three months ended December 31, 2017, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. Non-cash expense recorded during the three months ended December 31, 2017 was $12,000. The remaining cost will be amortized over the life of the lease and is included in Prepaid and Other Current Assets or Other Assets on the balance sheet.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At December 31, 2017 and June 30, 2017, intangible assets consisted of the following (in thousands):

		December 31, 2017			June 30, 2017
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(704)	$2,303	$3,007	$(490)	$2,517
Permits	6 - 15 years	1,421	(340)	1,081	1,373	(288)	1,085
Patents	5 - 17 years	383	(271)	112	383	(264)	119
Tradename	7 years	270	(58)	212	270	(39)	231
Non-compete	5 years	117	(35)	82	117	(23)	94
Total intangible assets, net		$5,198	$(1,408)	$3,790	$5,150	$(1,104)	$4,046

During both the six months ended December 31, 2017 and 2016, amortization expense was $0.3 million. There have been no changes in the carrying amount of goodwill since June 30, 2017.

As of December 31, 2017, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending December 31,
2018	$606
2019	606
2020	606
2021	592
2022	561
Thereafter	819
$3,790

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31, 2017	June 30, 2017
Raw materials	$1,507	$1,272
Finished goods	2,852	2,826
Total	$4,359	$4,098

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – REVENUES BY SOLUTION

The components of revenues by solution are as follows (in thousands):

	Three-Months Ended December 31,
	2017	% Total	2016	% Total
REVENUES BY SOLUTION:
Mailbacks	$6,677	60.1%	$6,415	66.1%
Route-based pickup services	1,830	16.5%	1,580	16.3%
Unused medications	1,317	11.8%	742	7.6%
Third party treatment services	337	3.0%	74	0.8%
Other (1)	958	8.6%	896	9.2%
Total revenues	$11,119	100.0%	$9,707	100.0%

	Six-Months Ended December 31,
	2017	% Total	2016	% Total
REVENUES BY SOLUTION:
Mailbacks	$12,016	57.8%	$12,664	65.9%
Route-based pickup services	3,591	17.3%	3,045	15.8%
Unused medications	2,489	12.0%	1,533	8.0%
Third party treatment services	771	3.7%	142	0.7%
Other (1)	1,935	9.2%	1,854	9.6%
Total revenues	$20,802	100.0%	$19,238	100.0%

(1)	The Company’s other products include non-mailback products such as IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2017 and 2016. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenue):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2017	%	2016	%	2017	%	2016	%
	(Unaudited)				(Unaudited)
Revenues	$11,119	100.0%	$9,707	100.0%	$20,802	100.0%	$19,238	100.0%
Cost of revenues	7,988	71.8%	6,812	70.2%	14,643	70.4%	13,384	69.6%
Gross profit	3,131	28.2%	2,895	29.8%	6,159	29.6%	5,854	30.4%
SG&A expense	2,821	25.4%	2,899	29.9%	5,546	26.7%	6,598	34.3%
Depreciation and amortization	203	1.8%	200	2.1%	405	1.9%	400	2.1%
Operating income (loss)	107	1.0%	(204)	(2.1)%	208	1.0%	(1,144)	(5.9)%
Interest income	5		4		10		8
Interest expense	(23)		(27)		(47)		(58)
Total other expense	(18)	(0.2)%	(23)	(0.2)%	(37)	(0.2)%	(50)	(0.3)%
Income (loss) before income taxes	89	0.8%	(227)	(2.3)%	171	0.8%	(1,194)	(6.2)%
Income tax benefit	(67)	(0.6)%	—	—%	(60)	(0.3)%	—	—%
Net Income (Loss)	$156	1.4%	$(227)	(2.3)%	$231	1.1%	$(1,194)	(6.2)%

THREE MONTHS ENDED DECEMBER 31, 2017 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2016

Total revenues for the three months ended December 31, 2017 of $11.1 million increased by $1.4 million, or 14.5%, over the total revenues for the three months ended December 31, 2016 of $9.7 million. The increase in revenue is mainly due to increased billings across all markets partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands):

	Three-Months Ended December 31,
	(Unaudited)
	2017	2016	Variance
BILLINGS BY MARKET:
Professional	$3,355	$3,017	$338
Home Health Care	2,114	2,021	93
Retail	2,581	1,642	939
Pharmaceutical Manufacturer	1,467	1,404	63
Assisted Living	621	571	50
Government	410	371	39
Environmental	337	74	263
Other	186	165	21
Subtotal	11,071	9,265	1,806
GAAP Adjustment *	48	442	(394)
Revenue Reported	$11,119	$9,707	$1,412

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

The components of billings by solution are as follows (in thousands):

	Three-Months Ended December 31,
	2017	% Total	2016	% Total
BILLINGS BY SOLUTION:
Mailbacks	$6,629	59.9%	$5,973	64.5%
Route-based pickup services	1,830	16.5%	1,580	17.1%
Unused medications	1,317	11.9%	742	8.0%
Third party treatment services	337	3.0%	74	0.8%
Other (1)	958	8.7%	896	9.6%
Total billings	$11,071	100.0%	$9,265	100.0%
GAAP adjustment (2)	48		442
Revenue reported	$11,119		$9,707

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was attributable to increased billings in all markets including the Retail ($0.9 million), Professional ($0.3 million), Environmental ($0.3 million) and Home Health Care ($0.1 million) markets. The increase in Retail billings was due mainly to higher flu immunization related orders and increased order activity for unused medication solutions, including the MedSafe. Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The increase in Environmental billings was due to higher third party treatment billings from our treatment facilities in Texas and Pennsylvania. Home Health Care billings increased due to the timing of distributor purchases. Billings for Mailbacks in the three months ended December 31, 2017 increased 11.0% to $6.6 million as compared to $6.0 million in the prior year period and represented 59.9% of total billings. Billings for Route-Based Pickup Services increased 15.8% to $1.8 million as compared to $1.6 million in the prior year period and represented 16.5% of total billings.

Cost of revenues for the three months ended December 31, 2017 of $8.0 million was 71.8% of revenues.  Cost of revenues for the three months ended December 31, 2016 of $6.8 million was 70.2% of revenues.  The gross margin for the three months ended December 31, 2017 of 28.2% decreased compared to the gross margin for the three months ended December 31, 2016 of 29.8%. Gross margin was adversely impacted for the second quarter of fiscal year 2018 by unplanned repair and maintenance costs at our treatment facilities in both Pennsylvania and Texas as well as start-up expenses related to the launch of a second shift at the Pennsylvania plant.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2017 and 2016 were $2.8 million and $2.9 million, respectively.  The decrease in SG&A for the three months ended December 31, 2017 of $0.1 million reflects the impact of cost savings initiatives launched in the second quarter of fiscal year 2017.

The Company reported operating income of $0.1 million for the three months ended December 31, 2017 compared to operating loss of $0.2 million for the three months ended December 31, 2016. Operating income increased primarily due to increased revenue (discussed above).

The Company reported income before income taxes of $0.1 million for the three months ended December 31, 2017 versus loss before income taxes of $0.2 million for the three months ended December 31, 2016. Income before income taxes increased due to the change in operating income (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2017 was (75.3)% reflecting the impact of the 2017 tax law change on the Company's alternative minimum tax credits of $74,000 net of estimated state income tax expense of

$7,000. The benefit recorded of $74,000 represents the net benefit of remeasuring the deferred tax assets for recoverable alternative minimum tax credits offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. No income tax expense was recorded for the three months ended December 31, 2016 as it was not material due to the valuation allowance and net operating losses.

The Company reported a net income of $0.2 million for the three months ended December 31, 2017 compared to net loss of $0.2 million for the three months ended December 31, 2016.  Net income increased due to the change in the operating income and tax benefit (discussed above).

The Company reported basic and diluted income per share of $0.01 for the three months ended December 31, 2017 versus basic and diluted loss per share of $(0.01) for the three months ended December 31, 2016.  Basic and diluted income per share increased due to the change in net income (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2017 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2016

Total revenues for the six months ended December 31, 2017 of $20.8 million increased by $1.6 million, or 8.1%, over the total revenues for the six months ended December 31, 2016 of $19.2 million. The increase in revenue is mainly due to increased billings across the Professional, Environmental, Retail and Home Health Care markets partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2017	2016	Variance
BILLINGS BY MARKET:
Professional	$6,456	$5,835	$621
Home Health Care	4,115	3,887	228
Retail	3,981	3,701	280
Pharmaceutical Manufacturer	2,999	3,191	(192)
Assisted Living	1,225	1,164	61
Government	964	821	143
Environmental	771	142	629
Other	404	372	32
Subtotal	20,915	19,113	1,802
GAAP Adjustment *	(113)	125	(238)
Revenue Reported	$20,802	$19,238	$1,564

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

The components of billings by solution are as follows (in thousands):

	Six-Months Ended December 31,
	2017	% Total	2016	% Total
BILLINGS BY SOLUTION:
Mailbacks	$12,129	58.0%	$12,539	65.6%
Route-based pickup services	3,591	17.2%	3,045	15.9%
Unused medications	2,489	11.9%	1,533	8.0%
Third party treatment services	771	3.7%	142	0.7%
Other (1)	1,935	9.2%	1,854	9.8%
Total billings	$20,915	100.0%	$19,113	100.0%
GAAP adjustment (2)	(113)		125
Revenue reported	$20,802		$19,238

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly due to an increase in the Professional ($0.6 million), Environmental ($0.6 million), Retail ($0.3 million), Home Health Care ($0.2 million) and Government ($0.1 million) markets, partially offset by a decrease in the Pharmaceutical Manufacturer ($0.2 million) market. Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The increase in Environmental billings was due to higher third party treatment billings from our treatment facilities in Texas and Pennsylvania. The increase in Retail billings was due mainly to increased order activity for the unused medication solutions, including the MedSafe, partially offset by lower flu immunization related orders. Home Health Care billings increased due to the timing of distributor purchases. The increase in Government billings was due primarily to MedSafe related orders. The decrease in Pharmaceutical Manufacturer billings was mainly due to timing of inventory builds. Billings for Mailbacks in the six months ended December 31, 2017 decreased 3.3% to $12.1 million as compared to $12.5 million in the prior year period and represented 58.0% of total billings.  Billings for Route-Based Pickup Services increased 17.9% to $3.6 million as compared to $3.0 million in the prior year period and represented 17.2% of total billings.

Cost of revenues for the six months ended December 31, 2017 of $14.6 million was 70.4% of revenues. Cost of revenues for the six months ended December 31, 2016 of $13.4 million was 69.6% of revenues.  The gross margin for the six months ended December 31, 2017 of 29.6% decreased compared to the gross margin for the six months ended December 31, 2016 of 30.4%. Gross margin was adversely impacted for the six months ended December 31, 2017 by unplanned repair and maintenance costs at our treatment facilities in both Pennsylvania and Texas as well as start-up expenses related to the launch of a second shift at the Pennsylvania plant.

Selling, general and administrative (“SG&A”) expenses for the six months ended December 31, 2017 and 2016 were $5.5 million and $6.6 million, respectively.  The six months ended December 31, 2016 included $0.7 million of one-time expenses related to the Company's acquisition of Citiwaste. Without these costs, SG&A for the second quarter of fiscal 2017 was $5.9 million. The decrease in SG&A (after excluding one-time expenses) for the six months ended December 31, 2017 of $0.4 million reflects the impact of cost savings initiatives launched in the second quarter of fiscal year 2017.

The Company reported operating income of $0.2 million for the six months ended December 31, 2017 compared to operating loss of $1.1 million for the six months ended December 31, 2016. Operating income increased primarily due to higher revenue and lower SG&A costs (discussed above).

The Company reported income before income taxes of $0.2 million for the six months ended December 31, 2017 versus loss before income taxes of $1.2 million for the six months ended December 31, 2016. Income before income taxes increased due to the change in operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2017 was (35.1)% reflecting the impact of the 2017 tax law change on the Company's alternative minimum tax credits of $74,000 net of estimated state income tax expense of $14,000. The benefit recorded of $74,000 represents the net benefit of remeasuring the deferred tax assets for recoverable alternative minimum tax credits offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. No income tax expense was recorded for the six months ended December 31, 2016 as it was not material due to the valuation allowance and net operating losses.

The Company reported a net income of $0.2 million for the six months ended December 31, 2017 compared to net loss of $1.2 million for the six months ended December 31, 2016.  Net income increased due to the change in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.01 for the six months ended December 31, 2017 versus basic and diluted loss per share of $(0.08) for the six months ended December 31, 2016.  Basic and diluted income per share increased due to the change in net income (discussed above).

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

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 10,000 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 38.5% of adults received a flu shot and 28.2% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. Despite the decrease in Retail flu business for fiscal year 2017 (the 2016 flu season) of 15% due to a mild flu season and the loss of one retail pharmacy customer, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

•	The Company’s strong financial position with a cash balance of $5.8 million, debt of $2.3 million and additional availability under the Credit Agreement as of December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents increased by $1.1 million to $5.8 million at December 31, 2017 from $4.7 million at June 30, 2017 due to the following:

•
Cash Flows from Operating Activities - Working capital increased by $0.4 million to $10.9 million at December 31, 2017 from $10.5 million at June 30, 2017. The increase in working capital is primarily attributed to an increase in cash and cash equivalents offset by:

•	an increase in accounts payable and accrued liabilities of $0.9 million to $4.5 million at December 31, 2017 from $3.5 million at June 30, 2017 due to timing of payments.

•	Cash Flows used in Investing Activities - Investing activities include capital expenditures of $0.6 million for normal plant and equipment additions.

•	Cash Flows used in Financing Activities – Financing activities include repayments of debt of $0.3 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the six months ended December 31, 2017 and the year ended June 30, 2017.

Credit Facility

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lessor of 50% of eligible inventory and $3 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2017 was approximately 4.0%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At December 31, 2017, $2.2 million was outstanding related to the acquisition portion of the credit facility and $0.1 million related to the unsecured note payable assumed in acquisition. No amounts were outstanding under the working capital portion of the credit facility at December 31, 2017.

The Company has availability under the Credit Agreement of approximately $11.7 million ($6.0 million for the working capital and $5.7 million for the acquisitions) as of December 31, 2017 which may be limited by its leverage covenant. The Company also had $30,000 in letters of credit outstanding as of December 31, 2017.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.25 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The maximum cash flow leverage ratio will decrease to 3.0 to 1.0 on March 31, 2018 and onwards. The Credit Agreement, which expires on March 29, 2019, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders.

The Company utilizes performance bonds to support operations based on certain state requirements. At December 31, 2017, the Company had performance bonds outstanding covering financial assurance up to $0.6 million.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending January 31, 2019.

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

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System and various other solutions like the Takeaway Medication Recovery Systems, referred to as “Mailbacks” and Sharps Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting. The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price. The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided including compliance with local, state and federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.

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

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances and development of projected annual effective tax rates requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. Under GAAP, the valuation allowance has been recorded to reduce the Company's deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2017 and there have been no triggering events since that would warrant further impairment testing.

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

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted. The Company is in the initial stages of evaluating the impact of the new guidance on its consolidated financial statements and related disclosures as well as evaluating the available transition methods. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of December 31, 2017, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2017.

Changes in Internal Control

During the three months ended December 31, 2017, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2017 for the Company’s risk factors. During the period ended December 31, 2017, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: January 31, 2018	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: January 31, 2018	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)