Form 10-Q
period 2018-03-31
SHARPS COMPLIANCE CORP
filed 2018-05-03
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2018, there were 16,082,021 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	March 31,	June 30,
	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,499	$4,675
Accounts receivable, net of allowance for doubtful accounts of $95 and $78, respectively	6,103	7,553
Inventory, net	4,163	4,098
Prepaid and other current assets	761	694
TOTAL CURRENT ASSETS	16,526	17,020

PROPERTY, PLANT AND EQUIPMENT, net	6,538	6,543

OTHER ASSETS	159	120

GOODWILL	6,735	6,735

INTANGIBLE ASSETS, net	3,648	4,046

TOTAL ASSETS	$33,606	$34,464

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,836	$1,710
Accrued liabilities	1,618	1,800
Current maturities of long-term debt	558	601
Deferred revenue	2,107	2,421
TOTAL CURRENT LIABILITIES	6,119	6,532

LONG-TERM DEFERRED REVENUE, net of current portion	475	478

OTHER LONG-TERM LIABILITIES	199	165

LONG-TERM DEBT, net of current portion	1,594	2,002

TOTAL LIABILITIES	8,387	9,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,377,636 and 16,304,027 shares issued, respectively, and 16,082,021 and 16,008,412 shares outstanding, respectively.	164	163
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	28,520	28,063
Accumulated deficit	(1,911)	(1,385)
TOTAL STOCKHOLDERS' EQUITY	25,219	25,287

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,606	$34,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2018	2017

REVENUES	$9,427	$8,588
Cost of revenues	7,131	6,236
GROSS PROFIT	2,296	2,352

Selling, general and administrative	2,800	2,790
Depreciation and amortization	203	200

OPERATING LOSS	(707)	(638)

OTHER INCOME (EXPENSE)
Interest income	5	4
Interest expense	(23)	(34)
TOTAL OTHER EXPENSE	(18)	(30)

LOSS BEFORE INCOME TAXES	(725)	(668)

INCOME TAX EXPENSE	32	—

NET LOSS	$(757)	$(668)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.05)	$(0.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
Basic and diluted	16,082	15,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Nine-Months Ended March 31,
	2018	2017

REVENUES	$30,229	$27,826
Cost of revenues	21,774	19,620
GROSS PROFIT	8,455	8,206

Selling, general and administrative	8,346	9,388
Depreciation and amortization	608	600

OPERATING LOSS	(499)	(1,782)

OTHER INCOME (EXPENSE)
Interest income	15	12
Interest expense	(70)	(92)
TOTAL OTHER EXPENSE	(55)	(80)

LOSS BEFORE INCOME TAXES	(554)	(1,862)

INCOME TAX BENEFIT	(28)	—

NET LOSS	$(526)	$(1,862)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.03)	$(0.12)

WEIGHTED AVERAGE SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
Basic and diluted	16,046	15,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances, June 30, 2016	15,740,458	$158	(295,615)	$(1,554)	$25,331	$(92)	$23,843
Exercise of stock options	95,050	1	—	—	341	—	342
Stock-based compensation	—	—	—	—	496	—	496
Issuance of common shares for acquisition	415,527	4	—	—	1,895	—	1,899
Issuance of restricted stock	52,992	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,293)	(1,293)
Balances, June 30, 2017	16,304,027	163	(295,615)	(1,554)	28,063	(1,385)	25,287
Stock-based compensation	—	—	—	—	375	—	375
Issuance of common shares for lease	20,617	—	—	—	83	—	83
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(526)	(526)
Balances, March 31, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,520	$(1,911)	$25,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(526)	$(1,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,174	1,100
Loss on disposal of property, plant and equipment	—	10
Stock-based compensation expense	375	389
Deferred tax benefit	(37)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,450	1,118
Inventory	101	(477)
Prepaid and other assets	14	(192)
Accounts payable and accrued liabilities	(111)	335
Deferred revenue	(317)	(239)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,123	182

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(800)	(2,439)
Cash proceeds from sale of property, plant and equipment	10	23
Additions to intangible assets	(58)	(128)
Payments for business acquisitions, net of cash acquired	—	(7,261)
NET CASH USED IN INVESTING ACTIVITIES	(848)	(9,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	342
Proceeds from long-term debt	—	5,600
Repayments of long-term debt	(451)	(3,062)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(451)	2,880

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	824	(6,743)

CASH AND CASH EQUIVALENTS, beginning of period	4,675	12,435

CASH AND CASH EQUIVALENTS, end of period	$5,499	$5,692

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$3	$—

Interest paid on long-term debt	$64	$91

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for acquisition	$—	$1,889
Issuance of common stock for lease	$83	$—
Unpaid consideration related to acquisitions	$—	$52
Transfer of equipment to inventory	$166	$130
Property, plant and equipment financed through accounts payable	$89	$66

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2018, the results of its operations for the three and nine months ended March 31, 2018 and 2017, cash flows for the nine months ended March 31, 2018 and 2017 and stockholders’ equity for the nine months ended March 31, 2018. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse. During the three and nine months ended March 31, 2018, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.5 million and $2.4 million, respectively. During the three and nine months ended March 31, 2017, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.7 million and $2.7 million, respectively. As of March 31, 2018 and June 30, 2017, $2.8 million and $2.7 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System and various other solutions like the TakeAway Medication Recovery Systems referred to as “Mailbacks” and Sharps Pump and Asset Return Systems, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting. The actual consideration received in a multiple-deliverable arrangement is then

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

allocated to the units based on their relative sales price. The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided, including compliance with local, state and federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community, as well as storage and containment capabilities.

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

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2017 and there have been no triggering events since that date that would warrant further impairment testing.

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

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash and cash equivalents, accounts receivable and accounts payable to approximate their carrying values at March 31, 2018 and June 30, 2017 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, and as subsequently amended, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a full retrospective approach or a modified retrospective approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company). The Company initiated a project to evaluate the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures, which included identifying the material revenues streams and reviewing a representative sample of contracts. The Company is still in process of finalizing its evaluation, but has identified that for mailback and unused medication solutions, under the new guidance, the Company will recognize revenue over two performance obligations rather than the three separate elements under the current guidance. The Company is still evaluating the quantitative impact to the amount and timing of revenue recognition for the change to the identified performance obligations for the mailback solution. The Company is still evaluating the impact of the new standard on route-based pick up solution. No material changes to the amount and timing of revenue recognition over the third party treatment and other solutions are expected. The Company expects to adopt the standard using the modified retrospective approach, which involves retrospectively adopting the standard by recording a cumulative effect adjustment to all uncompleted contracts at July 1, 2018. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the nine months ended March 31, 2018 was (5.1)% reflecting the impact of the 2017 tax law change discussed below, net of estimated state income taxes. For the nine months ended March 31, 2018, the Company recorded a net income tax benefit of approximately $38,000, which was offset by estimated state income tax expense of $10,000. The Company’s effective tax rate for the three months ended March 31, 2018 was 4.4% due primarily to income tax expense related to the tax deductibility of goodwill amortization. No income tax expense was recorded for the nine months ended March 31, 2017 as it was not material due to the valuation allowance and net operating losses.

The Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%. During the nine months ended March 31, 2018, the Company recorded a $38,000 deferred tax asset in Other Assets on the balance sheet, representing the net benefit of remeasuring its deferred tax assets for recoverable alternative minimum tax credits offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. The Company's remaining net deferred tax assets continue to be fully offset by a valuation allowance. The Company's gross deferred tax assets and the offsetting valuation allowance decreased by approximately $0.8 million as a result of the reduction of the U.S. tax rate to 21%.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory and $3.0 million and was $2.1 million at March 31, 2018. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2018 was approximately 4.25%. The Company pays a fee of 0.25% per annum on the unused amount of the line of credit.

At March 31, 2018, long-term debt consisted of the following (in thousands):

Non-interest bearing, unsecured note payable assumed in acquisition, monthly payments of $7; maturing September 2018.	$41

Term loan, bearing interest at 4.25%, monthly payments of $43; maturing March 2022.	2,111

Total long-term debt	2,152
Less: current portion	558
Long-term debt, net of current portion	$1,594

The Company has availability under the Credit Agreement of $11.8 million ($6.0 million for the working capital and $5.8 million for the acquisitions) as of March 31, 2018. The Company also has $40,000 in letters of credit outstanding as of March 31, 2018.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2019 for the working capital portion of the Credit Agreement, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement.

Payments due on long-term debt during each of the five years subsequent to March 31, 2018 are as follows (in thousands):

Twelve Months Ending March 31,
2019	$558
2020	517
2021	517
2022	517
2023	43
$2,152

The Company utilizes performance bonds to support operations based on certain state requirements. At March 31, 2018, the Company had performance bonds outstanding covering financial assurance up to $0.6 million.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).  During the three and nine months ended March 31, 2018 and 2017, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2018	2017	2018	2017
Stock-based compensation expense included in:
Cost of revenues	$6	$8	$33	$33
Selling, general and administrative	108	108	342	356
Total	$114	$116	$375	$389

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2018	2017	2018	2017
Net loss, as reported	$(757)	$(668)	$(526)	$(1,862)

Weighted average common shares outstanding	16,082	15,994	16,046	15,930
Effect of dilutive stock options	—	—	—	—
Weighted average diluted common shares outstanding	16,082	15,994	16,046	15,930

Net loss per common share
Basic and diluted	$(0.05)	$(0.04)	$(0.03)	$(0.12)

Employee stock options excluded from computation of dilutive loss per share amounts because their effect would be anti-dilutive	401	269	401	304

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2018 and 2017, stock options to purchase shares of the Company’s common stock were exercised as follows:

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2018	2017	2018	2017
Options Exercised	—	19,300	—	95,050
Proceeds (in thousands)	$—	$84	$—	$342
Average exercise price per share	$—	$4.34	$—	$3.60

As of March 31, 2018, there was $0.4 million of stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.2 years.

During the nine months ended March 31, 2018, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. Non-cash expense recorded during the nine months ended March 31, 2018 was $25,000. The remaining cost will be amortized over the life of the lease and is included in Prepaid and Other Current Assets or Other Assets on the balance sheet.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At March 31, 2018 and June 30, 2017, intangible assets consisted of the following (in thousands):

		March 31, 2018			June 30, 2017
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(811)	$2,196	$3,007	$(490)	$2,517
Permits	6 - 15 years	1,430	(365)	1,065	1,373	(288)	1,085
Patents	5 - 17 years	383	(274)	109	383	(264)	119
Trade name	7 years	270	(68)	202	270	(39)	231
Non-compete	5 years	117	(41)	76	117	(23)	94
Total intangible assets, net		$5,207	$(1,559)	$3,648	$5,150	$(1,104)	$4,046

During both the nine months ended March 31, 2018 and 2017, amortization expense was $0.5 million. There have been no changes in the carrying amount of goodwill since June 30, 2017.

As of March 31, 2018, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending March 31,
2019	$606
2020	606
2021	606
2022	586
2023	540
Thereafter	704
$3,648

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2018	June 30, 2017
Raw materials	$1,374	$1,272
Finished goods	2,789	2,826
Total	$4,163	$4,098

NOTE 12 – REVENUES BY SOLUTION

The components of revenues by solution are as follows (in thousands):

	Three-Months Ended March 31,
	2018	% Total	2017	% Total
REVENUES BY SOLUTION:
Mailbacks	$4,602	48.8%	$4,997	58.2%
Route-based pickup services	1,888	20.0%	1,641	19.1%
Unused medications	1,832	19.4%	867	10.1%
Third party treatment services	44	0.5%	149	1.7%
Other (1)	1,061	11.3%	934	10.9%
Total revenues	$9,427	100.0%	$8,588	100.0%

	Nine-Months Ended March 31,
	2018	% Total	2017	% Total
REVENUES BY SOLUTION:
Mailbacks	$16,618	55.0%	$17,661	63.5%
Route-based pickup services	5,479	18.1%	4,686	16.8%
Unused medications	4,321	14.3%	2,400	8.6%
Third party treatment services	815	2.7%	291	1.0%
Other (1)	2,996	9.9%	2,788	10.1%
Total revenues	$30,229	100.0%	$27,826	100.0%

(1)	The Company’s other products include non-mailback products such as IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2018 and 2017. The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenue):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2018	%	2017	%	2018	%	2017	%
	(Unaudited)				(Unaudited)
Revenues	$9,427	100.0%	$8,588	100.0%	$30,229	100.0%	$27,826	100.0%
Cost of revenues	7,131	75.6%	6,236	72.6%	21,774	72.0%	19,620	70.5%
Gross profit	2,296	24.4%	2,352	27.4%	8,455	28.0%	8,206	29.5%
SG&A expense	2,800	29.7%	2,790	32.5%	8,346	27.6%	9,388	33.7%
Depreciation and amortization	203	2.2%	200	2.3%	608	2.0%	600	2.2%
Operating loss	(707)	(7.5)%	(638)	(7.4)%	(499)	(1.7)%	(1,782)	(6.4)%
Interest income	5		4		15		12
Interest expense	(23)		(34)		(70)		(92)
Total other expense	(18)	(0.2)%	(30)	(0.3)%	(55)	(0.2)%	(80)	(0.3)%
Loss before income taxes	(725)	(7.7)%	(668)	(7.8)%	(554)	(1.8)%	(1,862)	(6.7)%
Income tax expense (benefit)	32	0.3%	—	—%	(28)	(0.1)%	—	—%
Net Loss	$(757)	(8.0)%	$(668)	(7.8)%	$(526)	(1.7)%	$(1,862)	(6.7)%

THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

Total revenues for the three months ended March 31, 2018 of $9.4 million increased by $0.8 million, or 9.8%, over the total revenues for the three months ended March 31, 2017 of $8.6 million. The increase in revenue is mainly due to increased billings across the Retail and Professional markets partially offset by decreased billings in the Pharmaceutical Manufacturer market. The components of billings by market are as follows (in thousands):

	Three-Months Ended March 31,
	(Unaudited)
	2018	2017	Variance
BILLINGS BY MARKET:
Professional	$3,178	$2,982	$196
Home Health Care	1,872	1,873	(1)
Retail	1,640	806	834
Pharmaceutical Manufacturer	973	1,377	(404)
Assisted Living	657	625	32
Government	520	424	96
Environmental	44	149	(105)
Other	232	195	37
Subtotal	9,116	8,431	685
GAAP Adjustment *	311	157	154
Revenue Reported	$9,427	$8,588	$839

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

The components of billings by solution are as follows (in thousands):

	Three-Months Ended March 31,
	2018	% Total	2017	% Total
BILLINGS BY SOLUTION:
Mailbacks	$4,291	47.1%	$4,840	57.4%
Route-based pickup services	1,888	20.7%	1,641	19.5%
Unused medications	1,832	20.1%	867	10.3%
Third party treatment services	44	0.5%	149	1.8%
Other (1)	1,061	11.6%	934	11.0%
Total billings	$9,116	100.0%	$8,431	100.0%
GAAP adjustment (2)	311		157
Revenue reported	$9,427		$8,588

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly attributable to increased billings in the Retail ($0.8 million) and Professional ($0.2 million) markets, partially offset by decreased billings in the Pharmaceutical Manufacturer ($0.4 million) market. The increase in Retail billings was due mainly to increased order activity for unused medication solutions, including the MedSafe. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The decrease in Pharmaceutical Manufacturer billings was due to timing of inventory builds for patient support programs. Billings for Mailbacks, which represented 47.1% of total billings, decreased 11.3% to $4.3 million as compared to $4.8 million in the prior year period primarily related to the decrease in billings for the Pharmaceutical Manufacturer market. Billings for Route-Based Pickup Services increased 15.1% to $1.9 million as compared to $1.6 million in the prior year period and represented 20.7% of total billings. Billings for Unused Medications increased 111.3% to $1.8 million as compared to $0.9 million in the prior year period and represented 20.1% of total billings.

Cost of revenues for the three months ended March 31, 2018 of $7.1 million was 75.6% of revenues.  Cost of revenues for the three months ended March 31, 2017 of $6.2 million was 72.6% of revenues. The gross margin for the three months ended March 31, 2018 of 24.4% decreased compared to the gross margin for the three months ended March 31, 2017 of 27.4%. Gross margin was adversely impacted in the third quarter of fiscal year 2018 by unplanned incremental costs associated with the Company’s treatment facility and route based operations in the Northeast related to severe winter storms. The gross margin also reflects a lower margin on unused medication collection receptacles related to the launch of a major new program.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2018 and 2017 were consistent at $2.8 million.

The Company reported an operating loss of $0.7 million for the three months ended March 31, 2018 compared to an operating loss of $0.6 million for the three months ended March 31, 2017. Operating loss increased primarily due to lower gross margin (discussed above).

The Company reported a loss before income taxes of $0.7 million for the three months ended March 31, 2018 and 2017.

The Company’s effective tax rate for the three months ended March 31, 2018 was 4.4% reflecting income tax expense related to the tax deductibility of goodwill amortization of $32 thousand. No income tax expense was recorded for the three months ended March 31, 2017 as it was not material due to the valuation allowance and net operating losses.

The Company reported a net loss of $0.8 million for the three months ended March 31, 2018 compared to net loss of $0.7 million for the three months ended March 31, 2017.  Net loss increased due to the change in the operating loss and tax expense (discussed above).

The Company reported basic and diluted loss per share of $(0.05) for the three months ended March 31, 2018 versus basic and diluted loss per share of $(0.04) for the three months ended March 31, 2017.  Basic and diluted loss per share increased due to the change in net loss (discussed above).

NINE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2017

Total revenues for the nine months ended March 31, 2018 of $30.2 million increased by $2.4 million, or 8.6%, over the total revenues for the nine months ended March 31, 2017 of $27.8 million. The increase in revenue is mainly due to increased billings across the Retail, Professional, Environmental, Government and Home Health Care markets partially offset by decreased billings in the Pharmaceutical Manufacturer market. The components of billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2018	2017	Variance
BILLINGS BY MARKET:
Professional	$9,634	$8,817	$817
Home Health Care	5,987	5,760	227
Retail	5,621	4,507	1,114
Pharmaceutical Manufacturer	3,972	4,568	(596)
Assisted Living	1,882	1,789	93
Government	1,484	1,245	239
Environmental	815	291	524
Other	636	567	69
Subtotal	30,031	27,544	2,487
GAAP Adjustment *	198	282	(84)
Revenue Reported	$30,229	$27,826	$2,403

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

The components of billings by solution are as follows (in thousands):

	Nine-Months Ended March 31,
	2018	% Total	2017	% Total
BILLINGS BY SOLUTION:
Mailbacks	$16,420	54.7%	$17,379	63.1%
Route-based pickup services	5,479	18.2%	4,686	17.0%
Unused medications	4,321	14.4%	2,400	8.7%
Third party treatment services	815	2.7%	291	1.1%
Other (1)	2,996	10.0%	2,788	10.1%
Total billings	$30,031	100.0%	$27,544	100.0%
GAAP adjustment (2)	198		282
Revenue reported	$30,229		$27,826

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly due to an increase in the Retail ($1.1 million), Professional ($0.8 million), Environmental ($0.5 million), Government ($0.2 million) and Home Health Care ($0.2 million) markets, partially offset by a decrease in the Pharmaceutical Manufacturer ($0.6 million) market. The increase in Retail billings was due mainly to increased order activity for unused medication solutions, including the MedSafe. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The increase in Environmental billings was due to higher third party treatment billings from our treatment facilities in Texas and Pennsylvania. The increase in Government billings was due primarily to billings for unused medication related orders. Home Health Care billings increased due to the timing of distributor purchases. The decrease in Pharmaceutical Manufacturer billings was mainly due to timing of inventory builds for patient support programs. Billings for Mailbacks, which represented 54.7% of total billings, decreased 5.5% to $16.4 million as compared to $17.4 million in the prior year period primarily related to the decrease in billings for the Pharmaceutical Manufacturer market. Billings for Route-Based Pickup Services increased 16.9% to $5.5 million as compared to $4.7 million in the prior year period and represented 18.2% of total billings. Billings for Unused Medications increased 80.0% to $4.3 million as compared to $2.4 million in the prior year period and represented 14.4% of total billings.

Cost of revenues for the nine months ended March 31, 2018 of $21.8 million was 72.0% of revenues. Cost of revenues for the nine months ended March 31, 2017 of $19.6 million was 70.5% of revenues. The gross margin for the nine months ended March 31, 2018 of 28.0% decreased compared to the gross margin for the nine months ended March 31, 2017 of 29.5%. Gross margin was adversely impacted for the nine months ended March 31, 2018 by unplanned incremental costs associated with severe winter storms in the Northeast and the lower margin associated with the launch of a new unused medication program.

Selling, general and administrative (“SG&A”) expense for the nine months ended March 31, 2018 and 2017 was $8.3 million and $9.4 million, respectively.  The nine months ended March 31, 2017 included $0.7 million of one-time acquisition-related expenses related to the Company's acquisition of Citiwaste, which closed on July 1, 2016. Without these costs, SG&A for the first nine months of fiscal 2017 was $8.7 million. The decrease in SG&A (after excluding one-time expenses) for the nine months ended March 31, 2018 of $0.3 million reflects the impact of cost savings initiatives launched in the second quarter of fiscal year 2017.

The Company reported an operating loss of $0.5 million for the nine months ended March 31, 2018 compared to an operating loss of $1.8 million for the nine months ended March 31, 2017. Operating loss decreased primarily due to higher revenue and lower SG&A costs (discussed above).

The Company reported loss before income taxes of $0.6 million for the nine months ended March 31, 2018 versus loss before income taxes of $1.9 million for the nine months ended March 31, 2017. Loss before income taxes decreased due to the change in operating loss (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2018 was (5.1)% reflecting the impact of the 2017 tax law change on the Company's alternative minimum tax credits of $38,000 net of estimated state income tax expense of $10,000. The benefit recorded of $38,000 represents the net benefit of remeasuring the deferred tax assets for recoverable alternative minimum tax credits offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. No income tax expense was recorded for the nine months ended March 31, 2017 as it was not material due to the valuation allowance and net operating losses.

The Company reported a net loss of $0.5 million for the nine months ended March 31, 2018 compared to net loss of $1.9 million for the nine months ended March 31, 2017.  Net loss decreased due to the change in the operating loss (discussed above).

The Company reported basic and diluted loss per share of $(0.03) for the nine months ended March 31, 2018 versus basic and diluted loss per share of $(0.12) for the nine months ended March 31, 2017.  Basic and diluted loss per share decreased due to the change in net loss (discussed above).

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

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 10,300 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 38.5% of adults received a flu shot and 28.2% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2014, the growth in the Retail flu business for Sharps was between 24% and 36%. In the 2015 flu season, the Company's flu business decreased 13% due to a mild flu season but increased 10% for the 2016 flu season. Despite the decrease in Retail flu business for fiscal year 2017 of 15% due to a mild flu season and the loss of one retail pharmacy customer, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

•	The Company’s strong financial position with a cash balance of $5.5 million, debt of $2.2 million and additional availability under the Credit Agreement as of March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash and cash equivalents increased by $0.8 million to $5.5 million at March 31, 2018 from $4.7 million at June 30, 2017 due to the following:

•
Cash Flows from Operating Activities - Working capital decreased by $0.1 million to $10.4 million at March 31, 2018 from $10.5 million at June 30, 2017. The decrease in working capital is primarily attributed to an increase in cash and cash equivalents offset by:

•	a decrease in accounts receivable of $1.5 million to $6.1 million at March 31, 2018 from $7.6 million at June 30, 2017 due to timing of billings and collections.

•	a decrease in current deferred revenue of $0.3 million to $2.1 million at March 31, 2018 from $2.4 million at June 30, 2017.

•	Cash Flows used in Investing Activities - Investing activities include capital expenditures of $0.8 million for normal plant and equipment additions.

•	Cash Flows used in Financing Activities - Financing activities include repayments of debt of $0.5 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the nine months ended March 31, 2018 and the year ended June 30, 2017.

Credit Facility

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory and $3 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2018 was approximately 4.25%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At March 31, 2018, $2.1 million was outstanding related to the acquisition portion of the credit facility and $41,000 related to the unsecured note payable assumed in acquisition. No amounts were outstanding under the working capital portion of the credit facility at March 31, 2018.

The Company has availability under the Credit Agreement of approximately $11.8 million ($6.0 million for the working capital and $5.8 million for the acquisitions) as of March 31, 2018. The Company also had $40,000 in letters of credit outstanding as of March 31, 2018.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2019 for the working capital portion of the Credit Agreement, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement.

The Company utilizes performance bonds to support operations based on certain state requirements. At March 31, 2018, the Company had performance bonds outstanding covering financial assurance up to $0.6 million.

Management believes that the Company’s current cash resources (cash on hand) will be sufficient to fund operations for the twelve months ending April 30, 2019.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are included in the discussion entitled Critical Accounting Policies in Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, and as subsequently amended, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a full retrospective approach or a modified retrospective approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company). The Company initiated a project to evaluate the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures, which included identifying the material revenues streams and reviewing a representative sample of contracts. The Company is still in process of finalizing its evaluation, but has identified that for mailback and unused medication solutions, under the new guidance, the Company will recognize revenue over two performance obligations rather than the three separate elements under the current guidance. The Company is still evaluating the quantitative impact to the amount and timing of revenue recognition for the change to the identified performance obligations for the mailback solution. The Company is still evaluating the impact of the new standard on route-based pick up solution. No material changes to the amount and timing of revenue recognition over the third party treatment and other solutions are expected. The Company expects to adopt the standard using the modified retrospective approach, which involves retrospectively adopting the standard by recording a cumulative effect adjustment to all uncompleted contracts at July 1, 2018. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of March 31, 2018, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2018.

Changes in Internal Control

During the three months ended March 31, 2018, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such currently pending matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2017 for the Company’s risk factors. During the period ended March 31, 2018, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 3, 2018	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 3, 2018	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)