Form 10-K
period 2018-06-30
SHARPS COMPLIANCE CORP
filed 2018-08-22
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 29, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $54.0 million (based on the closing price of $4.09 on December 29, 2017 as reported by The NASDAQ Capital Market). For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive offices, directors or 10% beneficial owners are affiliates.
The number of common shares outstanding of the Registrant was 16,082,021 as of August 20, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 15. 2018 are incorporated by reference into Part III.

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
PART I
ITEM 1. BUSINESS
Sharps Compliance Corp. was formed in November 1992 as a Delaware corporation. The information presented herein is for Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC, Bio-Team Mobile LLC and Citiwaste, LLC (collectively, “Sharps” or the “Company”). Unless the context otherwise requires, “Company ,” “we ,” “us” and “our” refer to Sharps Compliance Corp. and its subsidiaries.
The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC. The filings are also available via the SEC’s website at www.sec.gov.
COMPANY OVERVIEW
Sharps Compliance Corp. is a leading national healthcare waste management provider specializing in regulated waste streams including medical, pharmaceutical and hazardous. Our services facilitate the safe and proper collection, transportation and environmentally-responsible treatment of regulated waste from customers in multiple healthcare-related markets. The markets we manage are small to medium-size generators of healthcare waste including professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), assisted living and long-term care facilities, government agencies, home health care, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal. Lastly, we maintain a strong distribution network for the sale of our solutions within the aforementioned markets.
We assist our customers in determining solutions that best fit their needs for the collection, transportation and treatment of regulated medical, pharmaceutical and hazardous waste. Our differentiated approach provides our customers the flexibility to transport waste via direct route-based services, the United States Postal Service (“USPS”) or common carrier dependent upon quantity of waste generated, cost savings and facility needs. Our comprehensive services approach includes a single point of contact, consolidated billing, integrated manifest and proof of destruction repository. Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical, pharmaceutical and hazardous waste disposal and compliance requirements. We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth.
Our flagship products are the Sharps Recovery System™ and MedSafe® Medication Disposal System. These two product offerings account for over 50% of company revenues. The Sharps Recovery System is a comprehensive medical waste management mailback solution used in all markets due to its cost-effective nature and nationwide availability. The MedSafe solution meets the immediate needs of an increasing community risk associated with unused, ultimate-user, medications. Developed in accordance with the

Drug Enforcement Administration (“DEA”) implementation of the Secure and Responsible Drug Disposal Act of 2010 (the “Act”), MedSafe is a superior solution used in both private and public sectors to properly remove medications from communities and aid in the prevention of drug abuse.
Over the past few years, the Company has made a series of investments to build a robust direct service, route-based, pickup offering for medical, pharmaceutical and hazardous waste. We have built an infrastructure capable of covering more than 50% of the U.S. population with permitted trucks, transfer stations and treatment facilities. We continue to add routes and the infrastructure required for operational efficiency to reach more customers and prospects directly. Our route-based services, matched with comprehensive mailback solutions, offer us a key differentiator in the market and the ability to capitalize on larger or regional contracts within the healthcare market. With the growth in infrastructure to support the route-based service, we have strategically added new distribution for faster and more cost-effective delivery of products to customers.
We continue to develop new solutions to meet market demands. Over the past five years we have added a robust portfolio of ultimate-user medication disposal solutions for controlled substances, DEA-inventory controlled medication disposal for professionals, route-based services for medical, pharmaceutical and hazardous waste and the TakeAway Recycling System™ for single-use devices (SUDs). The TakeAway Recycle System is an exciting new solution for the Company as it is a relatively new solution for the market. Single-use devices are constructed of materials capable of being recycled including plastics, metals, circuit boards and batteries. With an increased emphasis for more sustainable solutions, the TakeAway Recycle System is a much-needed complement to the single-use device market.
Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas. Our telephone number at that location is (713) 432-0300. We currently have 148 full-time employees and 4 part-time employees. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations. The Carthage facility offers both steam sterilization, autoclave and high heat incineration for the proper treatment of regulated medical waste and non-hazardous pharmaceuticals. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our Texas facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste and pharmaceuticals (i.e., both incineration and autoclave capabilities). The Carthage location also serves as the Company's main facility for managing our recycling solution. In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste at its treatment facility located in northeastern Pennsylvania. The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and doubles as a distribution center of mailback solutions and has been in operation since November 2016. The Company’s route-based pickup service business covers over 50% of the U.S. population in areas throughout the South, Southeast and Northeast.
SOLUTIONS OVERVIEW
We offer a broad line of product and service solutions to manage the medical waste and unused dispensed medications generated by our customers. Our primary solutions include the following:
Sharps Recovery System™ (formerly Sharps Disposal by Mail System®) : a comprehensive solution for the containment, transportation, treatment and tracking of regulated medical waste generated outside the hospital and large health care facility setting. The Sharps Recovery System includes a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to twenty-eight gallons; USPS-approved shipping box with prepaid priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a bag for additional containment and complete documentation and tracking manifest. The Sharps Recovery System is transported to our owned or contracted facilities for treatment. Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharpsTracer® system.
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
MedSafe®: a patent-pending solution for the safe collection, transportation and proper disposal of unwanted or expired ultimate-user medications, including controlled substances. MedSafe has been designed to meet or exceed the regulations issued by the

DEA implementing the Act, which became effective October 9, 2014. MedSafe is designed for use in retail pharmacies, long-term care facilities, hospice, hospitals/clinics with on-site pharmacies, narcotic treatment facilities and licensed law enforcement.
TakeAway Medication Recovery System™ : a comprehensive solution designed to meet or exceed the regulations issued by the DEA implementing the Act, which became effective October 9, 2014. The solution facilitates the proper disposal of unused medications (including controlled substances) from ultimate users, which is designed for use in the long-term care, hospice and consumer markets.
TakeAway Medication Recovery™ DEA Reverse Distribution for Registrants: a DEA-compliant collection, return and destruction solution for DEA registrants’ expired or unused controlled substances. The system includes prepaid return transportation, materials to package for return, complete documentation of returned pharmaceuticals and proper disposal with online proof of destruction.
TakeAway Recycle System™: a solution for the collection and recycling of single-use medical devices from surgical centers and other healthcare facilities. The system consists of containers designed for use in operating rooms or sterile processing departments. The containers are placed in a pre-paid return box for shipping to our treatment facilities where devices are stripped to their basic components and sent to appropriate recycling facilities. The system adds a much-needed solution to the market in which many single-use devices are reprocessed or disposed of as regulated medical waste, resulting in wastes that could be recycled.
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
Other Solutions: a wide variety of other solutions including TakeAway Environmental Return System™, SharpsTracer ®, Sharps Secure ® Needle Disposal System, Complete Needle™ Collection & Disposal System,  Pitch-It IV™ Poles, Asset Return System, Sharps ® MWMS™ (a Medical Waste Management System (“MWMS”)) and Spill Kit and Recovery System.
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
The Company believes its growth opportunities are supported by the following:

•
A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 50% of the U.S. population.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 38.5% of adults received a flu shot and 28.2% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2018, the Company saw growth in five years of 10% to 36% and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

•
The passage of regulations for ultimate-user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate-user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long-standing issue within long-term care.

•
Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste — the Company’s Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal. The federal government, state agencies and non-profits are recognizing the need to fund programs that address prevention as it pertains to the opioid crisis. MedSafe and mailback envelopes for proper medication disposal are being funded for prevention programs.

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

COMPETITIVE STRENGTHS
We believe our competitive strengths include the following:
Leading national healthcare waste management provider specializing in regulated waste streams, including medical, pharmaceutical, and hazardous.
Sharps Compliance Corp. is a leading national healthcare waste management provider specializing in regulated waste streams including medical, pharmaceutical and hazardous. Our services facilitate the safe and proper collection, transportation and environmentally-responsible treatment of regulated waste from customers in multiple healthcare-related markets. The markets we manage are small to medium-size generators of healthcare waste including professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), assisted living and long-term care facilities, government agencies, home health care, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal. Lastly, we maintain a strong distribution network for the sale of our solutions within the aforementioned markets.
We assist our customers in determining solutions that best fit their needs for the collection, transportation and treatment of regulated medical, pharmaceutical and hazardous waste. Our differentiated approach provides our customers the flexibility to transport waste via direct route-based services, USPS or common carrier dependent upon quantity of waste generated, cost savings and facility needs. Our comprehensive services approach includes a single point of contact, consolidated billing, integrated manifest and proof of destruction repository. Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical, pharmaceutical and hazardous waste disposal and compliance requirements. We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth. Over the past few years, the primary focus of our marketing efforts has been on educating the marketplace about us as an alternative to the historical provider of waste services, including medical, pharmaceutical and hazardous.
Vertically-integrated full-service operations.
Our operations are fully integrated, including manufacturing, assembly, distribution, treatment, online tracking and customer reporting. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations. The Carthage facility offers both steam sterilization, autoclave and high heat incineration for the proper treatment of regulated medical waste and non-hazardous pharmaceuticals. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our Texas facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste and pharmaceuticals (i.e., both incineration and autoclave capabilities). The Carthage location also serves as the Company's main facility for managing our recycling solution. In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste at its treatment facility located in northeastern Pennsylvania. The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and doubles as a distribution center of mailback solutions and has been in operation since November 2016. The Company’s route-based pickup service business covers over 50% of the U.S. population in areas throughout the South, Southeast and Northeast. We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer tracking and documentation system. We also track treatment volumes associated with pickup services provided as part of our blended product portfolio using SharpsTracer. We also provide customized reporting and comprehensive regulatory support for many of our customers. By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers. We believe the fully-integrated nature of our operations is a key factor and differentiator leading to our success and leadership position in our industry.
Highly scalable business model.
Because of our business model, we can add new business while leveraging our existing infrastructure. Our facilities can accommodate significant additional volume, incurring only variable costs of transportation and processing. Once we gain a new customer, our profitability typically increases as our customer base grows with minimal additional overhead expense due to the embedded nature of our products and the ease with which we can accommodate additional volume.

Diverse product markets.
Sharps offers services and products to a wide variety of end markets. The Company’s growth strategies are focused on our key markets which include professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), assisted living and long-term care facilities, government agencies, home health care, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal.
Our billings by market for the years ended June 30, 2018, 2017 and 2016 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2018	2017	2016
BILLINGS BY MARKET*:
Professional	33%	31%	22%
Home Health Care	20%	21%	22%
Retail	20%	19%	26%
Pharmaceutical Manufacturer	11%	16%	17%
Assisted Living	7%	6%	6%
Government	5%	4%	4%
Environmental	2%	1%	1%
Other	2%	2%	2%
	100%	100%	100%
*Customer billings, a non-GAAP measure, includes all invoiced amounts for products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain rebates, product returns, and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. The difference between customer billings and GAAP revenue is reflected in the Company's balance sheet as deferred revenue. See Note 2 “Summary of Significant Accounting Policies” in “Notes to Consolidated Financial Statements”. The Company believes this information about customer billings is useful to investors and other invested parties.
Increased state and federal regulatory attention.
To protect citizens and waste workers from needle stick injuries, ten states have passed state-wide legislation or regulations making it illegal to discard used sharps into household trash. Numerous cities, such as Seattle, have passed ordinances making household sharps disposal illegal. Almost all other states, as well as the District of Columbia and territories have passed educational requirements or released strict guidelines regarding home sharps disposal. Whether legislation or strict guidelines, most of the U.S. population is required or strongly encouraged to not place used sharps in the household trash. In addition, several states and counties have passed ordinances requiring businesses such as hospitals and those that sell syringes to the public, such as retail pharmacies and veterinary clinics, to take back syringes, once used, in regulatory-compliant sharps containers at no charge to the consumer.
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
In addition to providing cost-effective solutions for our customers, the Company is committed to discovering new sustainable initiatives that mitigate the effects of potentially hazardous waste on the environment. Our patented Waste Conversion Process ™ repurposes regulated medical waste and unused medications into new resources used in industrial applications, such as the generation of electricity or recycled plastics used in the industrial sector. Our TakeAway Recycle System is a solution for the collection and recycling of single-use medical devices from surgical centers and other healthcare facilities. The system consists of containers designed for use in operating rooms or sterile processing departments. The containers are placed in a pre-paid return box for shipping to our treatment facilities where devices are stripped to their basic components and sent to appropriate recycling facilities. The system adds a much-needed solution to the market in which many single-use devices are reprocessed or disposed of as regulated medical waste, resulting in wastes that could be recycled. Our Universal Waste Shipback Program recycles the materials in light bulbs, batteries and other mercury-containing devices for use in new applications. In addition, the use of recycled paper and plastic materials for many of our products further demonstrates our total commitment to environmentally sound business practices. As an organization, the Company is a leading proponent for the development of solutions for the safe disposal of sharps, unused medications (including controlled substances), light bulbs, batteries and other mercury-containing devices in the community and continually works to raise public awareness of the issue.
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
GROWTH STRATEGIES
We plan to grow our business by employing the following primary growth strategies:
Develop new products and services.
We continue to develop new solution offerings including ultimate-user medication disposal (MedSafe and TakeAway Medication Recovery System), mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants) and shipback services for the collection and recycling of single-use devices (TakeAway Recycle System). These innovative product and service offerings allow us to gain further sales from existing customers as well as gain new customers who have a need for more comprehensive products.  We will continue our efforts to develop new solution offerings designed to facilitate the proper and cost effective management of medical waste, pharmaceutical waste, hazardous waste and ultimate-user medication disposals to better serve our customers and the environment. Additionally, we will continue to seek out and identify prospective new customers and markets for new solutions designed to meet the needs of these new customer segments.
Further penetrate existing customers and markets.
The addition of direct-service hazardous waste capabilities to our existing route-based regulated medical waste customers adds a viable cross-selling opportunity for the Company. While we offer hazardous waste services nationwide, the ability to directly service increases operational efficiencies and provides a better priced solution for the customer. In addition to hazardous waste services, the Company has multiple pharmaceutical waste solutions for cross-selling within the existing customer base including DEA-registrant disposal, non-controlled medication disposal and RCRA pharmaceutical disposal. The Company is a single-service provider for multiple healthcare-related waste generated in small to mid-size generators.

A new market for the Company is recycling of single-use devices. The interest from healthcare institutions in safer and more sustainable offerings has generated a full line of single-use devices and a tendency towards recycling at end of life rather than disposal in landfills. The opportunity to provide a recycling solution to surgical operatories that use these single-use devices offers the Company an exciting and sustainable solution in a new market. Further, we are able to develop solutions specific for single-use device manufacturers, building new relationships with manufacturers looking for a key marketing differentiator.
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
The Company’s Pharmaceutical Manufacturer billings have grown from $0.3 million to $4.5 million for the years ended June 30, 2011 and 2018, respectively. We continue to see increased interest in our patient support program solution among pharmaceutical manufacturers as it relates to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes. The patient support programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer system tracks the return of the Sharps Recovery System by the patient to the treatment facility and then makes available to the pharmaceutical manufacturer electronic data. This data assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up, which potentially could lead to better outcomes. We believe the Company is the leader in providing solutions of this type to this market.
We are positive about anticipated growth opportunities in the Retail market. According to the CDC, 38.5% of adults received a flu shot and 28.2% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2018, the Company saw growth in five years of 10% to 36% and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.
Active Acquisition Program
Over the past five years, the Company has developed a network of medical and hazardous waste service providers including those with route-based pickup services, which allows the Company to serve the entire U.S. medical and hazardous waste market. In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. On July 1, 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast.  Through a combination of acquisitions and organic growth, the Company now offers route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 10,300 customer locations with route-based pickup services offered to areas encompassing over 50% of the U.S. population. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers serving the entire U.S., the Company offers clients a blended product portfolio to effectively target current and prospective customers with multi-site and multi-sized locations including those that generate larger quantities of medical and hazardous waste. The offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer system. The Company believes the comprehensive offering will continue to assist the Company in obtaining larger opportunities whereby the customer has both larger and smaller facilities generating medical waste, used healthcare materials and hazardous waste resulting in a more consistent and predictable revenue base for the Company.
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

We have seen success with this approach over the past few years and believe the comprehensive offering capabilities will continue to accelerate revenue growth of the Company.
CONCENTRATION OF CREDIT AND SUPPLIERS
There is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2018, one customer represented approximately 17% of revenue. This customer also represented approximately 13%, or $0.8 million, of the total accounts receivable balance at June 30, 2018. For the fiscal year ended June 30, 2017, one customer represented approximately 17% of revenue and 10%, or $0.8 million, of the total accounts receivable balance at June 30, 2017. For the fiscal year ended June 30, 2016, one customer represented approximately 17% of revenue. We may be adversely affected by our dependence on a limited number of high volume customers. Management believes that the risks are mitigated by (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of our traditional customer base.
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
COMPETITION
There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete in certain markets with Stericycle, the largest medical waste company in the country, which focuses primarily on a pickup service business model. With the addition of the route-based pickup services offered on a direct basis covering over 50% of the U.S. population throughout the South, Southeast and Northeast and through a network of medical and hazardous waste services providers, the Company believes it is well positioned with its comprehensive medical waste management offering to compete with Stericycle. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications (including controlled substances), it could face additional and possibly significant competition. We believe our comprehensive line of proven solution offerings, comprehensive medical waste management service offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically-integrated producer of products and services provide significant differentiation in the current competitive market.
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
We continued to experience core revenue growth in fiscal year 2018 as we saw the benefits of our marketing activities in all of our target markets. Revenue increased 5% to $40 million for the fiscal year ended June 30, 2018 driven by increases in the retail and professional markets due mainly to increased order activity for unused medication solutions, including the MedSafe, and targeted telemarketing initiatives and promotional activities.  The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need at some point to add operations, administrative and other personnel and to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis or expand our operations and systems to the extent and in the time required.
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
We are dependent on a small group of customers. In addition, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2018, one customer represented approximately 17% of revenues. This customer also represented approximately 13%, or $0.8 million, of the total accounts receivable balance as of June 30, 2018. To the extent significant customers are delinquent or delayed in paying, or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.
The loss of the Company’s senior executives could affect the Company’s ability to manage the business profitability.
Our growth and development to date has been largely dependent on the active participation and leadership of our senior management team consisting of the Company’s CEO and President, Vice President and CFO, Vice President of Operations and Vice President of Marketing. We believe that the continued success of the business is largely dependent upon the continued employment of the senior management team and have, therefore, (i) entered into individual employment arrangements with key personnel and (ii) approved the Compensation and Incentive Plan for participation by the senior management team in order to provide an incentive for their continued employment with the Company. The unplanned loss of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact the Company’s ability to execute its business plan.
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
Increases in transportation costs may adversely affect our business and results of operation.
We maintain a transportation network and a fleet of transportation vehicles. A significant increase in market prices for trucks, fuel or driver wages could adversely affect our business through higher transportation costs and reduce our operating margins and reported results of operations.

Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations and value of our securities.
The Credit Agreement, as defined in Note 5 “Notes Payable and Long-Term Debt” in “Notes to the Consolidated Financial Statements,” contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2021 for the working capital portion of the Credit Agreement, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
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
Although the Company has secured some U.S. government business during fiscal year 2018, there can be no assurances that future periods will include similar business. All contracts with, or subcontracts involving, the federal government are terminable or subject to renegotiation by the applicable governmental agency on 30 days notice at the option of the governmental agency. If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.
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
The Company’s common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED.” The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Over the past three years, the Company’s common stock has had an average trading volume of approximately 37,000 shares traded per month. It may be difficult for investors to sell shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.
We are subject to the reporting requirements of federal securities laws, and compliance with such requirements can be expensive and may divert resources from other projects, thus impairing our ability to grow.
We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.
It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act and the Dodd-Frank Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.
 If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. An inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.
Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.
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

ITEM 2. PROPERTIES
The Company utilizes approximately 240,000 square feet of space across the U.S. including space for corporate offices in Houston, Texas. Sharps has manufacturing, assembly, storage, distribution and warehousing operations as well as two (2) fully-permitted facilities that house our processing and treatment operations. Our processing and treatment facilities which, are located in Carthage, Texas and in Nesquehoning, Pennsylvania, are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healthcare related waste per day. The Company owns one of these processing and treatment facilities and leases all other spaces. The leases expire between fiscal years 2019 to 2024 with options to renew ranging from 1 years to 5 years.
ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information: The Company’s common stock is quoted on the NASDAQ under the symbol “SMED”. Over the past three years, the Company’s common stock has had an average trading volume of approximately 37,000 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ending June 30, 2017
First Quarter	$5.84	$4.29
Second Quarter	$4.51	$3.40
Third Quarter	$4.86	$4.17
Fourth Quarter	$4.61	$4.00
Fiscal Year Ending June 30, 2018
First Quarter	$5.67	$4.17
Second Quarter	$4.94	$3.75
Third Quarter	$5.06	$3.96
Fourth Quarter	$4.75	$3.50
Stockholders: At August 20, 2018, there were 16,082,021 shares of common stock held by approximately 147 holders of record; however, the Company believes the number of beneficial owners exceeds this number. The last reported sale of the common stock on August 20, 2018 was $3.27 per share.
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
Issuance of Common Shares for Lease: During the year ended June 30, 2018, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Non-cash expense recorded during the year ended June 30, 2018 was $37,000. The remaining cost of $46,000 will be amortized over the life of the lease and is included in Prepaid and Other Current Assets or Other Assets on the balance sheet.

Securities Authorized for Issuance under Equity Compensation Plans:
The following equity compensation plan information is provided as of June 30, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
2010 Stock Plan as approved by shareholders (1) (2)	933,153	$4.57	1,453,649
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
ITEM 6. SELECTED FINANCIAL DATA
The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands except earnings per share data):

	For the Year Ended June 30,
	2018	2017	2016	2015	2014
Revenues	$40,141	$38,188	$33,383	$30,902	$26,570
Operating Income (Loss)	$(577)	$(1,187)	$5	$1,236	$965
Net Income (Loss)	$(672)	$(1,293)	$13	$1,160	$956

Net Income (Loss) per share:
Basic	$(0.04)	$(0.08)	$0.00	$0.08	$0.06
Diluted	$(0.04)	$(0.08)	$0.00	$0.07	$0.06

Total Assets	$33,231	$34,464	$30,147	$29,751	$26,461
Total Debt	$2,002	$2,603	$—	$—	$—
Cash	$5,155	$4,675	$12,435	$15,157	$13,717
Working Capital	$10,258	$10,488	$17,232	$19,623	$17,888
Total Stockholders’ Equity	$25,174	$25,287	$23,843	$23,586	$21,904
Notes:

•	2014 Operating income and net income include $1.5 million for a legal settlement received by the Company.

•
2016 Revenues, operating income and net income include the results of operations for the acquisitions during the year which were not individually or in the aggregate material to the Company’s financial position.

•
2017 Revenues, operating income and net income include the results of operations for the acquired business during the year. See Note 12 “Acquisitions” in "Notes to the Consolidated Financial Statements".

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS
The following analyzes changes in the consolidated operating results and financial condition of the Company during the years ended June 30, 2018, 2017 and 2016, respectively. The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2018	%	2017	%	2016	%
Revenues	$40,141	100.0%	$38,188	100.0%	$33,383	100.0%
Cost of revenues	28,739	71.6%	26,351	69.0%	22,272	66.7%
Gross profit	11,402	28.4%	11,837	31.0%	11,111	33.3%
SG&A expense	11,168	27.8%	12,223	32.0%	10,812	32.4%
Depreciation and amortization	811	2.0%	801	2.1%	294	0.9%
Operating income (loss)	(577)	(1.4)%	(1,187)	(3.1)%	5	0.0%
Other income (expense)	(74)	(0.2)%	(102)	(0.3)%	32	0.1%
Income (loss) before income taxes	(651)	(1.6)%	(1,289)		37
Income tax expense	21	0.1%	4	0.0%	24	0.1%
Net income (loss)	$(672)	(1.7)%	$(1,293)	(3.4)%	$13	0.0%
YEAR ENDED JUNE 30, 2018 AS COMPARED TO YEAR ENDED JUNE 30, 2017
Total revenues for the fiscal year ended June 30, 2018 of $40.1 million increased by $2.0 million, or 5.1%, from the total revenues for the fiscal year ended June 30, 2017 of $38.2 million. Billings by market are as follows (in thousands, unaudited):

	Year Ended June 30,
	2018	2017	Variance
BILLINGS BY MARKET:
Professional	$13,110	$11,962	$1,148
Home Health Care	7,989	7,901	88
Retail	7,885	7,010	875
Pharmaceutical Manufacturer	4,482	5,961	(1,479)
Assisted Living	2,515	2,442	73
Government	2,074	1,680	394
Environmental	891	414	477
Other	818	763	55
Subtotal	39,764	38,133	1,631
GAAP Adjustment *	377	55	322
Revenue Reported	$40,141	$38,188	$1,953
*Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain rebates, product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue. See Note 2 “Summary of Significant Accounting Policies” in “Notes to Consolidated Financial Statements”.

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Year Ended June 30,
	2018	% Total	2017	% Total
BILLINGS BY SOLUTION:
Mailbacks	$21,409	53.8%	$24,080	63.1%
Route-based pickup services	7,492	18.8%	6,348	16.6%
Unused medications	5,907	14.9%	3,377	8.9%
Third party treatment services	891	2.2%	413	1.1%
Other (1)	4,065	10.3%	3,915	10.3%
Total billings	$39,764	100.0%	$38,133	100.0%
GAAP adjustment (2)	377		55
Revenue reported	$40,141		$38,188

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

(2)
Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain rebates, product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.

The increase in billings was primarily attributable to increased billings in the Professional ($1.1 million), Retail ($0.9 million), Environmental ($0.5 million) and Government ($0.4 million) markets. The increase was partially offset by decreased billings in the Pharmaceutical Manufacturer market ($1.5 million). The increase in Professional market billings is due to organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System and the Company’s route-based pickup services. The increase in Retail market billings was due mainly to increased order activity for unused medication solutions, including the MedSafe. The increase in Environmental market billings was due to higher third party treatment billings from our treatment facilities in Texas and Pennsylvania. The increase in Government market billings was due primarily to billings for unused medication related orders. The decrease in Pharmaceutical Manufacturer market billings was mainly due to timing of inventory builds for patient support programs. Billings for Mailbacks in the year ended June 30, 2018 decreased 11.1% to $21.4 million as compared to $24.1 million in 2017 and represented 53.8% of total billings. Billings for Route-Based Pickup Services increased 18% to $7.5 million in the year ended June 30, 2018 due to organic growth as compared to $6.3 million in 2017 and represented 18.8% of total billings. Billings for Unused Medications increased 75% to $5.9 million in the year ended June 30, 2018 as compared to $3.4 million in 2017 and represented 14.9% of total billings.
Cost of revenue for the year ended June 30, 2018 of $28.7 million was 71.6% of revenue. Cost of revenue for the year ended June 30, 2017 of $26.4 million was 69.0% of revenue. The lower gross margin for the year ended June 30, 2018 of 28.4% (versus 31.0% for the year ended June 30, 2017) was primarily due to the unplanned second quarter 2018 repair and maintenance costs at both of the Company's treatment facilities, startup costs as a second shift was added to the Pennsylvania plant, unplanned incremental costs associated with winter storms in the Northeast and the lower margin associated with the launch of a new unused medication program.
Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2018 and 2017 were $11.2 million and $12.2 million, respectively. SG&A expenses for the year ended June 30, 2017 included $0.7 million of acquisition related costs associated with the completion of the Company’s acquisition of Citiwaste. Without these acquisition related costs, SG&A decreased 3.0% compared to the prior year period due to the Company’s ongoing investment in sales and marketing initiatives.
The Company recorded an operating loss of $0.6 million for the year ended June 30, 2018 compared to an operating loss of $1.2 million for the year ended June 30, 2017. The operating loss decreased mainly due to higher revenue and lower SG&A costs (discussed above).

The Company reported loss before income taxes of $0.7 million for the year ended June 30, 2018 compared to loss before income taxes of $1.3 million for the year ended June 30, 2017. Loss before income taxes decreased decreased due to the change in operating loss (discussed above).
The Company’s effective tax rate for the years ended June 30, 2018 and 2017 was (3.2)% and (0.3)%, respectively. The 2018 effective tax rate reflects estimated state income tax expense of $29,000 offset by a federal benefit of $8,000. The federal benefit of $8,000 represents the net benefit of remeasuring the deferred tax assets for recoverable alternative minimum tax credits pursuant to the 2017 tax reform in the amount of $245,000 offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, in the amount of $237,000, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. See Note 4 “Income Taxes” in “Notes to Consolidated Financial Statements” for additional description of the 2017 tax reform and its impact on the Company.
The Company reported a net loss of $0.7 million for the year ended June 30, 2018 compared to a net loss of $1.3 million for the year ended June 30, 2017. Net loss decreased due to the change in the operating loss (discussed above).
YEAR ENDED JUNE 30, 2017 AS COMPARED TO YEAR ENDED JUNE 30, 2016
Total revenues for the fiscal year ended June 30, 2017 of $38.2 million increased by $4.8 million, or 14%, from the total revenues for the fiscal year ended June 30, 2016 of $33.4 million. Billings by market are as follows (in thousands, unaudited):

	Year Ended June 30,
	2017	2016	Variance
BILLINGS BY MARKET:
Professional	$11,962	$7,571	$4,391
Home Health Care	7,901	7,378	523
Retail	7,010	8,798	(1,788)
Pharmaceutical Manufacturer	5,961	5,708	253
Assisted Living	2,442	2,194	248
Government	1,680	1,541	139
Environmental	414	259	155
Other	763	845	(82)
Subtotal	38,133	34,294	3,839
GAAP Adjustment *	55	(911)	966
Revenue Reported	$38,188	$33,383	$4,805
*Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain rebates, product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue. See Note 2 “Summary of Significant Accounting Policies” in “Notes to Consolidated Financial Statements”.

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Year Ended June 30,
	2017	% Total	2016	% Total
BILLINGS BY SOLUTION:
Mailbacks	$24,080	63.1%	$24,654	71.9%
Route-based pickup services	6,348	16.6%	2,061	6.0%
Unused medications	3,377	8.9%	3,531	10.3%
Third party treatment services	413	1.1%	258	0.8%
Other (1)	3,915	10.3%	3,790	11.0%
Total billings	$38,133	100.0%	$34,294	100.0%
GAAP adjustment (2)	55		(911)
Revenue reported	$38,188		$33,383

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

(2)
Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain rebates, product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as deferred revenue.

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
The Company believes its growth opportunities are supported by the following:

•
A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 50% of the U.S. population.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 38.5% of adults received a flu shot and 28.2% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2018, the Company saw growth in five years of 10% to 36% and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

•
The passage of regulations for ultimate-user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate-user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long-standing issue within long-term care.

•
Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste — the Company’s Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal. The federal government, state agencies and non-profits are recognizing the need to fund programs that address prevention as it pertains to the opioid crisis. MedSafe and mailback envelopes for proper medication disposal are being funded for prevention programs.

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

•	The Company’s strong financial position with a cash balance of $5.2 million, debt of $2.0 million and additional availability under the Credit Agreement.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $0.5 million to $5.2 million at June 30, 2018 from $4.7 million at June 30, 2017 due to the following:

•
Cash Flows used in Operating Activities - Working capital decreased by $0.2 million to $10.3 million at June 30, 2018 from $10.5 million at June 30, 2017. The decrease is primarily attributed to an increase in cash offset by:

•	A decrease in accounts receivable of $1.2 million to $6.4 million at June 30, 2018 from $7.6 million at June 30, 2017 due to timing of billings and collections,

•
A decrease in current deferred revenue of $0.5 million to $1.9 million at June 30, 2018 from $2.4 million at June 30, 2017 due to a decrease in revenues for mailbacks partially offset by an increase in revenues for unused medications.

•	Cash Flows used in Investing Activities - Investing activities include capital expenditures of $1.2 million for normal plant and equipment additions.

•	Cash Flows provided by Financing Activities – Financing activities include repayments of debt of $0.6 million.
Off-Balance Sheet Arrangements
The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K.
Credit Facility
On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2018 was approximately 4.63%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility. At June 30, 2018, $2.0 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at June 30, 2018. There was $2.0 million outstanding under the acquisition portion of the credit facility at June 30, 2018.
The Company has availability under the Credit Agreement of $12.0 million ($6.0 million for the working capital and $6.0 million for the acquisitions) as of June 30, 2018. The Company also has $40,000 in letters of credit outstanding as of June 30, 2018. The Company was in compliance with all the financial covenants under the Credit Agreement as of June 30, 2018.
The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2021 for the working capital portion of the Credit Agreement, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement.
The Company utilizes performance bonds to support operations based on certain state requirements. At June 30, 2018, the Company had performance bonds outstanding covering financial assurance up to $0.7 million.
Management believes that the Company’s current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for the twelve months ending August 31, 2019 and beyond.
Treatment Facility
The Company’s treatment facility in Carthage, Texas is currently permitted to process 100 tons per day. The incinerator at the facility is currently permitted to treat 40 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste. Approximately seven years ago, the Company supplemented the treatment facility’s existing incineration process with an autoclave system and technology capable of treating up to eight tons per day of medical waste at the same facility. Autoclaving is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed below). We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).
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
CRITICAL ACCOUNTING POLICIES
Revenue Recognition: The Company recognizes revenue when services are provided and from product sales when (i) goods are shipped or delivered and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii)

collectability is reasonably assured except for those sales via multiple-deliverable arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory ("VMI") program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse.
Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System™ (formerly the Sharps Disposal by Mail Systems ®) and various other solutions like the Takeaway Medication Recovery Systems, referred to as “Mailbacks” and Sharps ® Pump and Asset Return Boxes, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. For Mailbacks that are part of a VMI program, there is an additional element, or unit of measure, for outbound transportation. In accordance with the relative selling price methodology, an estimated selling price is determined for all deliverables that qualify for separate units of accounting. The actual consideration received in a multiple-deliverable arrangement is then allocated to the units based on their relative sales price. The selling price for the transportation revenue and the treatment revenue utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided including compliance with local, state and federal laws, adherence to stringent manufacturing and testing requirements, safety to the patient and the community as well as storage and containment capabilities.
Revenue for the sale of the compliance and container system is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities. The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities. Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container. Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned. Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.
In May 2014 and as subsequently amended, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. See "Recently Issued Accounting Standards" in Note 2 “Summary of Significant Accounting Policies” in “Notes to Consolidated Financial Statements” for more details about the impact of this new accounting standard.
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
Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. A valuation allowance has been recorded to reduce our deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
The Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, contains significant changes to U.S. Tax law, including lowering the U.S. corporate tax rate to 21% and repeal of the corporate alternative minimum tax for tax years beginning on or after January 1, 2018. Other provisions in the 2017 tax reform such as interest deductibility, changes to executive compensation plans, full expensing provisions for business assets, other new minimum taxes and international taxation modifications are not expected to have material implications to the Company's financial statements. The Company is required to recognize the impacts of the rate change on its deferred tax assets and liabilities in the period enacted. However, as the Company has a full valuation allowance on its net deferred tax asset, any deferred tax recognized due to the change in rate will be offset with a change in the valuation allowance. Therefore, there was no overall impact to the financial statements in the year ended June 30, 2018 due to this change in rate. However, the repeal of the corporate alternative minimum tax provides for existing alternative minimum tax credit carryovers to be refunded beginning in 2018 and available to offset deferred tax liabilities related to indefinite lived assets as described below. As such, most of the valuation allowance in place at June 30, 2018 related to these credits has been released on a provisional basis and a deferred asset recorded for the expected benefit in future years. During the year ended June 30, 2018, the Company recorded an $8,000 deferred tax asset in Other Assets on the balance sheet, representing the net benefit of remeasuring its deferred tax assets for recoverable alternative minimum tax credits pursuant to the 2017 tax reform in the amount of $245,000 offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, in the amount of $237,000, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. The Company's gross deferred tax assets and the offsetting valuation allowance decreased on a provisional basis by approximately $0.7 million as a result of the reduction of the US. tax rate to 21%.
Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2018, 2017 and 2016.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014 and as subsequently amended, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a full retrospective approach or a modified retrospective approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company). The Company has substantially completed its analysis to evaluate the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures which included identifying the material revenue streams and reviewing a representative sample of contracts. As a result of the analysis, the Company determined the following:

•
The transportation and treatment performance obligations related to the mail back and unused medication solutions, which were historically accounted for as separate performance obligations, will be accounted for as a single performance obligation under the amended revenue recognition guidance. The impact of this is not expected to be material.

•
Certain costs associated with obtaining long-term contracts with customers will be capitalized and amortized over the expected economic life of the contract in future periods. The impact of this is not expected to be material.

•
The new guidance may change the timing of revenue recognition and related expense on certain of the Company’s vendor managed inventory contracts. We are currently finalizing our analysis but expect the cumulative adjustment to be less than $0.4 million.

The Company intends to adopt the standard using the modified retrospective approach, which involves retrospectively adopting the standard by recording a cumulative effect adjustment to all uncompleted contracts at July 1, 2018.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company and the notes thereto, and the related reports of the Company’s independent registered public accounting firms thereon are referenced as pages F-1 to F-21 and are included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of June 30, 2018 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2018.
Changes in Internal Controls
During the quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) . Based on the assessment, the Company’s management concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 15, 2018.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 15, 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 15, 2018.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 15, 2018.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 15, 2018.

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
10.1
Form of Restricted Stock Award Agreement dated June 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 08888237), filed June 9, 2008).*

10.2	Sharps Compliance Corp. 2010 Stock Plan dated November 22, 2010 (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A, filed October 12, 2010).*
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

10.13
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated June 14, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34269; Film No. 10893750), filed June 14, 2010). *

10.14
Executive Employment Agreement Amendment between Sharps Compliance Corp. and David P. Tusa dated March 6, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.15
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated September 10, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed September 11, 2015).*

10.16
Employment Agreement by and between Sharps Compliance Corp. and Diana P. Diaz dated June 14, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K(File No. 001-34269; Film No. 10893750), filed June 14, 2010).*

10.17
Executive Employment Agreement Amendment between Sharps Compliance Corp. and Diana P. Diaz dated March 6, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 7, 2012).*

10.18
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and Diana P. Diaz dated September 10, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed September 11, 2015).*

10.19
Employment Agreement by and between Sharps Compliance, Inc. and Gregory C. Davis dated May 18, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34269; Film No. 11866772), filed May 24, 2011).*

10.20
Lease between SIT Realty LLC and Sharps Compliance, Inc., dated as of September 28, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2016).

10.21	First Modification to Loan Agreement dated June 29, 2018, by and between Sharps Compliance Inc. of Texas and a commercial bank (filed herewith).
21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith).
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	This exhibit is a management contract or a compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SHARPS COMPLIANCE CORP.

Dated: August 22, 2018	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 22, 2018	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 22, 2018	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 22, 2018	By: /s/ F. GARDNER PARKER
F. Gardner Parker
Director

Dated: August 22, 2018	By: /s/ JOHN W. DALTON
John W. Dalton
Director

Dated: August 22, 2018	By: /s/ PARRIS H. HOLMES
Parris H. Holmes
Director

Dated: August 22, 2018	By: /s/ PHILIP C. ZERRILLO
Philip C. Zerrillo
Chairman of the Board Of Directors

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Sharps Compliance Corp.
Houston, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. and subsidiaries (collectively, the “Company) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Houston, Texas
August 22, 2018

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$5,155	$4,675
Accounts receivable, net	6,370	7,553
Inventory	3,986	4,098
Prepaids and other current assets	739	694
TOTAL CURRENT ASSETS	16,250	17,020
PROPERTY, PLANT AND EQUIPMENT, net	6,572	6,543
OTHER ASSETS	149	120
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	3,525	4,046
TOTAL ASSETS	$33,231	$34,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,500	$1,710
Accrued liabilities	2,061	1,800
Current maturities of long-term debt	537	601
Deferred revenue	1,894	2,421
TOTAL CURRENT LIABILITIES	5,992	6,532
LONG-TERM DEFERRED REVENUE, net of current portion	470	478
OTHER LONG-TERM LIABILITIES	130	165
LONG-TERM DEBT, net of current portion	1,465	2,002
TOTAL LIABILITIES	8,057	9,177
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,377,636 and 16,304,027 shares issued, respectively and 16,082,021 and 16,008,412 shares outstanding, respectively	164	163
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	28,621	28,063
Accumulated deficit	(2,057)	(1,385)
TOTAL STOCKHOLDERS’ EQUITY	25,174	25,287
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,231	$34,464
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2018	2017	2016
REVENUES	$40,141	$38,188	$33,383
Cost of revenues	28,739	26,351	22,272
GROSS PROFIT	11,402	11,837	11,111
Selling, general and administrative	11,168	12,223	10,812
Depreciation and amortization	811	801	294
OPERATING INCOME (LOSS)	(577)	(1,187)	5
OTHER INCOME (EXPENSE)
Interest income	20	13	32
Interest expense	(94)	(115)	—
TOTAL OTHER INCOME (EXPENSE)	(74)	(102)	32
INCOME (LOSS) BEFORE INCOME TAXES	(651)	(1,289)	37
INCOME TAX EXPENSE
Current	29	4	24
Deferred	(8)	—	—
TOTAL INCOME TAX EXPENSE	21	4	24
NET INCOME (LOSS)	$(672)	$(1,293)	$13
NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.04)	$(0.08)	$0.00
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	16,055	15,949	15,448
Diluted	16,055	15,949	15,838
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances, June 30, 2015	15,575,041	$156	(191,250)	$(809)	$24,344	$(105)	$23,586
Exercise of stock options	112,425	1	—	—	312	—	313
Stock-based compensation	—	—	—	—	676	—	676
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Shares repurchased	—	—	(104,365)	(745)	—	—	(745)
Net income	—	—	—	—	—	13	13
Balances, June 30, 2016	15,740,458	158	(295,615)	(1,554)	25,331	(92)	23,843
Exercise of stock options	95,050	1	—	—	341	—	342
Stock-based compensation	—	—	—	—	496	—	496
Issuance of common shares for acquisition	415,527	4	—	—	1,895	—	1,899
Issuance of restricted stock	52,992	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,293)	(1,293)
Balances, June 30, 2017	16,304,027	163	(295,615)	(1,554)	28,063	(1,385)	25,287
Stock-based compensation	—	—	—	—	476	—	476
Issuance of common shares for lease	20,617	—	—	—	83	—	83
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(672)	(672)
Balances, June 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,621	$(2,057)	$25,174
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(672)	$(1,293)	$13
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,561	1,485	816
Bad debt expense	62	20	34
Non-cash lease expense	37	—	—
Loss on inventory write-down	—	—	17
Loss on disposal of property, plant and equipment	13	10	—
Stock-based compensation expense	476	496	676
Deferred tax benefit	(8)	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	1,121	(1,264)	892
Inventory	305	(61)	(1,055)
Prepaid and other assets	(20)	(35)	(46)
Accounts payable and accrued liabilities	29	125	(759)
Deferred revenue	(535)	(61)	600
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,369	(578)	1,188

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,212)	(2,486)	(1,926)
Cash proceeds from sale of property, plant and equipment	10	23	—
Additions to intangible assets	(86)	(163)	—
Payments for business acquisitions, net of cash acquired	—	(7,314)	(1,552)
NET CASH USED IN INVESTING ACTIVITIES	(1,288)	(9,940)	(3,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	342	313
Repayments of long-term debt	(601)	(3,184)	—
Proceeds from long-term debt	—	5,600	—
Shares repurchased	—	—	(745)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(601)	2,758	(432)

NET INCREASE (DECREASE) IN CASH	480	(7,760)	(2,722)

CASH, beginning of year	4,675	12,435	15,157

CASH, end of year	$5,155	$4,675	$12,435

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$3	$9	$152

Interest paid on long-term debt	$87	$107	$—

NON-CASH INVESTING ACTIVITIES:
Issuance of common stock for acquisition	$—	$1,899	$—
Issuance of common stock for lease	$83	$—	$—
Unpaid consideration related to acquisitions	$—	$—	$181
Transfer of equipment to inventory	$193	$118	$143
Property, plant and equipment financed through accounts payable	$(13)	$28	$—
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

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
Business: Sharps is a leading full-service national provider of comprehensive waste management services including medial, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™,  ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System . The Company also offers route-based pickup services in a twenty-three (23) state region of the South, Southeast and Northeast portions of the United States.
Concentration of Customers and Service Providers: There is an inherent concentration of credit risk associated with accounts receivable arising from sales to major customers. For the fiscal year ended June 30, 2018, one customer represented approximately 17% of revenues. This customer also represented approximately 13%, or $0.8 million, of the total accounts receivable balance as of June 30, 2018. For the fiscal year ended June 30, 2017, one customer represented approximately 17% of revenues and 10%, or $0.8 million, of the total accounts receivable balance as of June 30, 2017. For the fiscal year ended June 30, 2016, one customer represented approximately 17% of revenues. The Company may be adversely affected by its dependence on a limited number of high volume customers.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition: The Company recognizes revenue, net of applicable sales tax, when services are provided and from product sales when (i) goods are shipped or delivered, and title and risk of loss pass to the customer, (ii) the price is substantially fixed or determinable and (iii) collectability is reasonably assured except for those sales via multiple-deliverable revenue arrangements. Provisions for certain rebates, product returns and discounts to customers are accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served. Service agreements which include a vendor managed inventory ("VMI") program include terms that meet the “bill and hold” criteria and as such are recognized when the order is completed, at which point title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse. During the fiscal years ended June 30, 2018, 2017 and 2016, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $2.4 million, $3.4 million and $3.2 million, respectively. As of June 30, 2018 and 2017, $2.1 million and $2.7 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.
Certain products offered by the Company have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System and various other solutions like the TakeAway Medication Recovery Systems referred to as “Mailbacks” and Sharps Pump and Asset Return Systems, referred to as “Pump Returns”) and can consist of up to three separate elements, or units of measure, as follows: (1) the sale of the compliance and container system, (2) return transportation and (3) treatment service. For Mailbacks that are part of a VMI program, there is an additional element, or unit of measure, for outbound transportation.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

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
Revenue for the sale of the compliance and container system is recognized upon delivery to the customer, at which time the customer takes title and assumes risk of ownership. Transportation revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities. The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities. Treatment revenue is recognized upon the destruction or conversion and proof of receipt and treatment having been performed on the container. Since the transportation element and the treatment elements are undelivered services at the point of initial sale of the compliance and container, transportation and treatment revenue is deferred until the services are performed. The current and long-term portions of deferred revenues are determined through regression analysis and historical trends. Furthermore, through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned. Accordingly, a portion of the transportation and treatment elements are recognized at the point of sale.
In May 2014 and as subsequently amended, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. See "Recently Issued Accounting Standards" as follows for more details about the impact of this new accounting standard.
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
Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. A valuation allowance has been recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes.
The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company has not recognized any material uncertain tax positions for the years ended June 30, 2018, 2017 and 2016. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

•	United States – fiscal years ended June 30, 2015 and after

•	State of Texas – fiscal years ended June 30, 2013 and after

•	State of Georgia – fiscal years ended June 30, 2015 and after

•	State of Pennsylvania – fiscal years ended June 30, 2015 and after

•	Other States – fiscal years ended June 30, 2014 and after
None of the Company’s federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of operations in 2018, 2017 and 2016.
Accounts Receivable: Accounts receivable consist primarily of amounts due to the Company from normal business activities. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

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

Allowance for Doubtful Accounts	Balance Beginning of Year	Charges to Expense	Write-offs /Recoveries	Balance End of Year

2018	$78	$62	$(38)	$102
2017	$63	$20	$(5)	$78
2016	$34	$34	$(5)	$63
Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2018, 2017 and 2016 are as follows:

	Year Ended June 30,
	2018	2017	2016
Stock-based compensation expense included in:
Cost of revenue	$43	$41	$31
Selling, general and administrative	433	455	645
Total	$476	$496	$676
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
The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2018	2017	2016
Weighted average risk-free interest rate	1.2%	1.1%	1.0%
Weighted average expected volatility	48%	47%	45%
Weighted average expected life (in years)	3.03	5.15	4.56
Dividend yield	—	—	—
The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.
Cash: The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions. The Company has not experienced any losses in such accounts.
Inventory: Inventory consists primarily of raw materials and finished goods held for sale and are stated at the lower of cost or net realizable value using the average cost method. The Company periodically reviews the value and classification of items in inventory and provides write-downs or write-offs of inventory based on its assessment of physical deterioration, obsolescence, changes in

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

price levels and other causes. At June 30, 2018, total inventory was $4.0 million of which $2.7 million was finished goods, and $1.3 million was raw materials. At June 30, 2017, total inventory was $4.1 million of which $2.8 million was finished goods, and $1.3 million was raw materials. There were no write-downs of inventory for the fiscal years ended June 30, 2018 and 2017. Total write-downs for the fiscal year ended June 30, 2016 were $17,000 and were included in cost of goods sold.
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
Goodwill and Other Identifiable Intangible Assets:  Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2018, 2017 and 2016.
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
Accrued Liabilities: The components of Accrued Liabilities on the balance sheet as of June 30, 2018 and 2017 are as follows:

	As of June 30,
	2018	2017
Accrued payroll	$389	$322
Customer-related payables	334	226
Accrued rebates	327	297
Other	1,011	955
Total	$2,061	$1,800
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
Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $0.7 million, $0.8 million and $0.6 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

Research and Development Costs: Research and development costs are charged to expense when incurred. Research activities represent an important part of the Company’s business and include both internal labor costs and payments to third parties related to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch of new products and services. Research and development expenses paid to third parties totaled less than $0.1 million for each of the fiscal years ended June 30, 2018, 2017 and 2016.
Realization of Long-lived Assets: The Company evaluates the recoverability of property, plant and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended June 30, 2018, 2017 and 2016.
Employee Benefit Plans: In addition to group health-related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were less than $0.1 million in each of the fiscal years ended June 30, 2018, 2017 and 2016, respectively and are included in selling, general and administrative expenses. For purposes of the group health benefit plan and beginning February 1, 2016, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,500 for each individual and family member covered) up to the amount by which the third-party insurance coverage begins (ranges from $2,500 for individual up to $10,000 for family coverage). The amount of liability at June 30, 2018 and 2017 was less than $0.1 million and is included in accrued liabilities. The Company also has an incentive plan for executives of the Company, which provides for performance based cash and stock-based compensation awards. No expense was recognized during the years ended June 30, 2018, 2017 and 2016 for cash awards pursuant to the plan.
Net Income (Loss) Per Share: Basic earnings per share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.
Fair Value of Financial Instruments: The Company considers the fair value of cash, accounts receivable and accounts payable to approximate their carrying values at year-end due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.
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
Reclassification of Prior Year Presentation in the Consolidated Statements of Cash Flows: Certain prior year amounts have been reclassified for consistency with the current year presentation in the Consolidated Statements of Cash Flows. The change in classification does not affect previously reported cash flows from operating activities, investing activities or financing activities in the Consolidated Statements of Cash Flows.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

Recently Issued Accounting Standards: In May 2014 and as subsequently amended, guidance for revenue recognition was issued which supersedes the revenue recognition requirements currently followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a full retrospective approach or a modified retrospective approach to implement the standard. The guidance is effective for annual reporting periods beginning after December 15, 2017 (effective July 1, 2018 for the Company). The Company has substantially completed its analysis to evaluate the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures which included identifying the material revenue streams and reviewing a representative sample of contracts. As a result of the analysis, the Company determined the following:

•
The transportation and treatment performance obligations related to the mail back and unused medication solutions, which were historically accounted for as separate performance obligations, will be accounted for as a single performance obligation under the amended revenue recognition guidance. The impact of this is not expected to be material.

•
Certain costs associated with obtaining long-term contracts with customers will be capitalized and amortized over the expected economic life of the contract in future period. The impact of this is not expected to be material.

•
The new guidance may change the timing of revenue recognition and related expense on certain of the Company’s vendor managed inventory contracts. We are currently finalizing our analysis but expect the cumulative adjustment to be less than $0.4 million.

The Company intends to adopt the standard using the modified retrospective approach, which involves retrospectively adopting the standard by recording a cumulative effect adjustment to all uncompleted contracts at July 1, 2018.
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
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
At June 30, 2018 and 2017, property, plant and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2018	2017
Furniture and fixtures	3 to 5 years	$245	$260
Plant and equipment	3 to 17 years	8,241	7,975
Manufacturing	15 years	169	220
Computers and software	3 to 5 years	2,064	2,246
Leasehold improvements	Life of Lease	2,729	2,681
Land		19	19
Construction-in-progress		716	347
		14,183	13,748
Less: accumulated depreciation		7,611	7,205
Net property, plant and equipment		$6,572	$6,543

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

Total depreciation expense in the fiscal years ended June 30, 2018, 2017 and 2016 was $1.0 million, $0.9 million and $0.7 million, respectively. Depreciation expense included in cost of revenues in the fiscal years ended 2018, 2017 and 2016 was $0.8 million, $0.7 million and $0.5 million, respectively.
NOTE 4 – INCOME TAXES
The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	29	4	24
Total Current	$29	$4	$24

Deferred:
Federal	$(8)	$—	$—
State	—	—	—
Total Deferred	(8)	—	—
Net Income Tax Expense	$21	$4	$24
The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2018, 2017 and 2016 is as follows :

	Year Ended June 30,
	2018	2017	2016
Statutory rate	27.6%	34.0%	34.0%
State income taxes, net	(3.7)%	(4.5)%	(18.6)%
Impact of 2017 tax reform	(107.0)%	—%	—%
Meals and entertainment	(1.8)%	(1.5)%	38.7%
Stock-based compensation	22.6%	—%	—%
AMT and research and development credits	22.4%	—%	(218.9)%
Other	(2.0)%	0.2%	1.5%
Effective rate before valuation allowance	(41.9)%	28.2%	(163.3)%
Change in valuation allowance	38.7%	(28.5)%	228.2%
Effective tax rate	(3.2)%	(0.3)%	64.9%
The statutory rate for the year ended June 30, 2018 is a blended rate which was calculated based on the Company's fiscal year and the date that the tax rate changes were effective.
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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

At June 30, 2018 and 2017, the significant components of deferred tax assets and liabilities are approximated as follows (in thousands):

	June 30,
	2018	2017
Deferred tax assets relating to:
Stock-based compensation	$283	$398
AMT and research and development credits	668	523
Deferred rent	58	77
Inventory	147	211
Professional fees	91	155
Accrued vacation	31	43
Accounts receivable allowance	26	49
Contribution carryovers	13	12
Net operating loss carryforwards	1,153	1,443
Total deferred tax assets	2,470	2,911
Deferred tax liabilities related to depreciable and amortizable assets	(587)	(783)
Net deferred tax assets before valuation allowance	1,883	2,128
Valuation allowance	(1,875)	(2,128)
Net deferred tax assets	$8	$—
At June 30, 2018, the Company had net operating loss carryforwards of $5.3 million, of which $4.7 million will expire, if unused, between June 30, 2032 and June 30, 2037. At June 30, 2018, the Company had various tax credit carryforwards of $0.7 million, of which $0.4 million will expire beginning on June 30, 2030 and $0.3 million related to alternative minimum tax credits which will be refunded as described below.
The Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21% and repeal of the corporate alternative minimum tax for tax years beginning on or after January 1, 2018. Other provisions in the 2017 tax reform such as interest deductibility, changes to executive compensation plans, full expensing provisions for business assets, other new minimum taxes and international taxation modifications are not expected to have material implications to the Company's financial statements. Also, in December 2017, the SEC issued guidance on accounting for tax effects of the 2017 tax reform which provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the applicable accounting. In accordance with the guidance, a company must reflect the income tax effects of those aspects for which the accounting under the guidance is complete. To the extent that a company’s accounting for certain income tax effects is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the repeal of the corporate alternative minimum tax for tax years beginning on or after January 1, 2018, the final impact of the 2017 tax reform may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service ("IRS"), and actions we may take. We are continuing to gather additional information to determine the final impact.
The Company is required to recognize the impacts of the rate change on its deferred tax assets and liabilities in the period enacted. However, as the Company has a full valuation allowance on its net deferred tax asset, any deferred tax recognized due to the change in rate will be offset with a change in the valuation allowance. Therefore, there was no overall impact to the financial statements in the year ended June 30, 2018 due to this change in rate. However, the repeal of the corporate alternative minimum tax provides for existing alternative minimum tax credit carryovers to be refunded beginning in 2018 and available to offset deferred tax liabilities related to indefinite lived assets as described below. As such, most of the valuation allowance in place at June 30, 2018 related to these credits has been released on a provisional basis and a deferred asset recorded for the expected benefit in future years. During the year ended June 30, 2018, the Company recorded an $8,000 deferred tax asset in Other Assets on the balance sheet, representing the net benefit of remeasuring its deferred tax assets for recoverable alternative minimum tax credits pursuant to the 2017 tax reform in the amount of $245,000 offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, in the amount of $237,000, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. The Company's remaining net deferred tax assets continue to be fully offset by a valuation allowance. The Company's gross deferred tax assets and the offsetting valuation allowance decreased on a provisional basis by approximately $0.7 million as a result of the reduction of the U.S. tax rate to 21%.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2018 was approximately 4.63%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.
At June 30, 2018, long-term debt consisted of the following (in thousands):

Non-interest bearing, unsecured note payable assumed in acquisition (See Note 12), monthly payments of $7; maturing September 2018.	$20

Term loan, bearing interest at 4.63%, monthly payments of $43; maturing March 2022.	1,982

Total long-term debt	2,002
Less: current portion	537
Long-term debt, net of current portion	$1,465
The Company has availability under the Credit Agreement of $12.0 million ($6.0 million for the working capital and $6.0 million for the acquisitions) as of June 30, 2018. The Company also has $40,000 in letters of credit outstanding as of June 30, 2018.
The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2021 for the working capital portion of the Credit Agreement, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement. The Company was in compliance with all the financial covenants under the Credit Agreement as of June 30, 2018.
Payments due on long-term debt over the five years subsequent to June 30, 2018 are as follows (in thousands):

Twelve Months Ending June 30,
2019	$537
2020	517
2021	517
2022	431
$2,002
NOTE 6 - EQUITY TRANSACTIONS
On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017. The program has not been extended. During the years ended June 30, 2018, 2017 and 2016, shares were repurchased as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

	Year ended June 30,
	2018	2017	2016

Shares repurchased	—	—	104,365
Cash paid for shares repurchased (in thousands)	$—	$—	$745
Average price paid per share	$—	$—	$7.14
Total shares repurchased under the program are 295,615 shares at a cost of $1.6 million.
During the year ended June 30, 2018, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Non-cash expense recorded during the year ended June 30, 2018 was $37,000. The remaining cost of $46,000 will be amortized over the life of the lease and is included in Prepaid and Other Current Assets or Other Assets on the balance sheet.

NOTE 7 - STOCK BASED COMPENSATION
The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 3,000,000 shares of the Company’s common stock of which 933,153 options and restricted shares are outstanding as of June 30, 2018. Options granted generally vest over a period of four years and expire seven years after the date of grant. Restricted stock generally vests over one year. As of June 30, 2018, there were 1,453,649 options available for grant under the 2010 Plan.
The summary of activity for all restricted stock during the fiscal years ended June 30, 2018, 2017 and 2016  is presented in the table below (in thousands):

	Year ended June 30,
	2018	2017	2016

Unvested at beginning of the year	13	13	13
Granted	53	53	53
Vested	(53)	(53)	(53)
Unvested at end of the year	13	13	13
The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2018, 2017 and 2016  was $4.17, $4.38 and $8.00, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2018, 2017 and 2016  was $4.22, $5.29 and $7.07, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

The summary of activity for all stock options during the fiscal years ended June 30, 2018, 2017 and 2016 is presented in the table below (in thousands except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Options Outstanding at June 30, 2015	1,375	$4.49
Granted	45	$6.62
Exercised	(112)	$2.77
Forfeited or canceled	(18)	$5.99

Options Outstanding at June 30, 2016	1,290	$4.69
Granted	38	$4.55
Exercised	(95)	$3.60
Forfeited or canceled	(368)	$5.32

Options Outstanding at June 30, 2017	865	$4.53
Granted	137	$4.79
Forfeited or canceled	(82)	$4.50

Options Outstanding at June 30, 2018	920	$4.57

Options Exercisable at June 30, 2018	634	$4.46
The following table summarizes information about stock options outstanding as of June 30, 2018 (in thousands except per share amounts):

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2018	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

2.51 - $3.50	41	1.49	$2.95
3.51 - $5.50	748	3.27	$4.42
5.51 - $7.50	131	3.82	$5.97
	920		$4.57
The following table summarizes information about stock options exercisable as of June 30, 2018 (in thousands except per share amounts):

	Options Exercisable
Range of Exercise Price	Exercisable as of June 30, 2018	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

2.51 - $3.50	41	1.49	$2.95
3.51 - $5.50	502	2.35	$4.32
5.51 - $7.50	91	3.79	$5.90
	634		$4.46

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

As of June 30. 2018, there was $0.3 million of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.3 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
Operating Leases: The Company operates in a number of locations across the U.S. including space for corporate offices in Houston, Texas. Sharps has manufacturing, assembly, storage, distribution and warehousing operations as well as two (2) fully-permitted facilities that house our processing and treatment operations. The Company owns one processing and treatment facility and leases all other spaces. The Company also leases a number of trucks and office equipment. The leases expire between fiscal years 2019 to 2024 with options to renew ranging from 1 years to 5 years.
Rent expense for the fiscal years ended June 30, 2018, 2017 and 2016 was $2.0 million, $1.5 million and $0.9 million, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2018 are as follows (in thousands):

	Year Ended June 30,
	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$2,166	$1,903	$1,165	$414	$71	$17
Performance Bonds: The Company utilizes performance bonds to support operations based on certain state requirements. At June 30, 2018, the Company had performance bonds outstanding covering financial assurance up to $0.7 million.
Other:  From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.
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
The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Year ended June 30,
	2018	2017	2016

Net income (loss), as reported	$(672)	$(1,293)	$13

Weighted average common shares outstanding	16,055	15,949	15,448
Effect of dilutive stock options	—	—	390
Weighted average diluted common shares outstanding	16,055	15,949	15,838

Net income (loss) per common share
Basic and diluted	$(0.04)	$(0.08)	$0.00

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	402	304	137
NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
At June 30, 2018 and 2017, intangible assets consisted of the following (in thousands):

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

		June 30,
		2018			2017
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount

Customer relationships	7 years	$3,007	$(919)	$2,088	$3,007	$(490)	$2,517
Permits	6 - 15 years	1,459	(390)	1,069	1,373	(288)	1,085
Patents	5 - 17 years	383	(278)	105	383	(264)	119
Tradename	7 years	270	(77)	193	270	(39)	231
Non-compete	5 years	117	(47)	70	117	(23)	94
Total intangible assets, net		$5,236	$(1,711)	$3,525	$5,150	$(1,104)	$4,046
During the years ended June 30, 2018, 2017 and 2016 amortization expense was $0.6 million, $0.6 million and $0.1 million, respectively.
The changes in the carrying amount of goodwill since June 30, 2016 was as follows (in thousands):

	Year Ended June 30,
	2018	2017
Beginning Balance	$6,735	$1,039
Goodwill Acquired	—	5,696
Ending Balance	$6,735	$6,735
As of June 30, 2018, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2019	$617
2020	621
2021	620
2022	595
2023	534
Thereafter	538
$3,525
NOTE 11 – REVENUES BY SOLUTION
The components of revenues by solution are as follows (dollars in thousands):

	Year Ended June 30,
	2018	% Total	2017	% Total	2016	% Total
REVENUES BY SOLUTION:
Mailbacks	$21,786	54.3%	$24,135	63.2%	$23,743	71.1%
Route-based pickup services	7,492	18.7%	6,348	16.6%	2,061	6.2%
Unused medications	5,907	14.7%	3,377	8.8%	3,531	10.6%
Third party treatment services	891	2.2%	413	1.1%	258	0.8%
Other (1)	4,065	10.1%	3,915	10.3%	3,790	11.3%
Total revenues	$40,141	100.0%	$38,188	100.0%	$33,383	100.0%

(1)	The Company’s other products include non-mailback products such as IV poles, accessories, containers, asset return boxes and other miscellaneous items.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

NOTE 12 – ACQUISITIONS
Effective July 17, 2015, the Company acquired Alpha Bio/Med Services LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $0.7 million.
The following amounts represent the fair value of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$51
Fixed assets	70
Intangibles	267
Goodwill	413
Accounts payable and accrued liabilities	(101)
Total purchase price	$700
Effective on December 14, 2015, the Company acquired Bio-Team Mobile LLC, a route-based pickup service located in Pennsylvania for total cash consideration of $1.0 million.
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
The Company incurred acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses in the consolidated statements of operations as follows (in thousands):

	Twelve-Months Ended June 30,
	2018	2017	2016

Acquisition-related expenses	$—	$702	$190

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018, 2017 and 2016

The results of operations of the acquired business have been included in the consolidated statements of operations from the date of acquisition. Pro forma results of operations for Alpha Bio/Med Services and Bio-Team Mobile are not presented because the pro forma effects, individually and in the aggregate, are not material to the Company’s consolidated results of operations. The goodwill recorded for the Alpha Bio/Med Services, Bio-Team Mobile, and Citiwaste acquisitions will be deductible for income taxes.
The goodwill recognized for the acquisitions since July 1, 2015 is attributable to expected revenue synergies generated by the integration of our products and services with those acquisitions, cost synergies resulting from the consolidation or elimination of certain functions, and intangible assets that do not qualify for separate recognition such as the assembled workforce of each acquisition.
Supplemental Pro Forma Data (Unaudited)
Citiwaste’s financial results since the date of the acquisition have been included in our consolidated financial results for the years ended June 30, 2018 and 2017. The following table presents summarized unaudited pro forma financial information as if the Citiwaste acquisition occurred on July 1, 2015 (in thousands, except per-share data):

Twelve-Months Ended
June 30, 2016

Revenues	$36,306
Net loss	$(159)
Weighted average common shares outstanding	15,861
Net loss per common share basic and diluted	$(0.01)
NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables show quarterly financial information for the years ended June 30, 2018 and 2017. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands expect per share amounts).

	Quarter Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Total revenues	$9,683	$11,119	$9,427	$9,912
Gross profit	$3,028	$3,131	$2,296	$2,947
Operating income (loss)	$101	$107	$(707)	$(78)
Net income (loss)	$75	$156	$(757)	$(146)
Net income (loss) per share - basic and diluted	$0.00	$0.01	$(0.05)	$(0.01)
Weighted average shares - diluted	16,093	16,068	16,082	16,082

	Quarter Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
Total revenues	$9,531	$9,707	$8,588	$10,362
Gross profit	$2,959	$2,895	$2,352	$3,631
Operating income (loss)	$(940)	$(204)	$(638)	$595
Net income (loss)	$(967)	$(227)	$(668)	$569
Net income (loss) per share - basic and diluted	$(0.06)	$(0.01)	$(0.04)	$0.04
Weighted average shares - diluted	15,868	15,929	15,994	16,029