Form 10-Q
period 2018-09-30
SHARPS COMPLIANCE CORP
filed 2018-11-01
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

As of October 30, 2018, there were 16,082,021 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	September 30,	June 30,
	2018	2018

ASSETS
CURRENT ASSETS
Cash	$5,149	$5,155
Accounts receivable, net of allowance for doubtful accounts of $110 and $102, respectively	6,800	6,370
Inventory	4,144	3,986
Contract asset	278	—
Prepaid and other current assets	741	739
TOTAL CURRENT ASSETS	17,112	16,250

PROPERTY, PLANT AND EQUIPMENT, net	6,310	6,572
LONG-TERM CONTRACT ASSET, net of current portion	60	—
OTHER ASSETS	143	149
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	3,536	3,525
TOTAL ASSETS	$33,896	$33,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,894	$1,500
Accrued liabilities	2,042	2,061
Current maturities of long-term debt	517	537
Contract liability	1,801	1,894
TOTAL CURRENT LIABILITIES	6,254	5,992

LONG-TERM CONTRACT LIABILITY, net of current portion	462	470
OTHER LONG-TERM LIABILITIES	137	130
LONG-TERM DEFERRED TAX LIABILITY	25	—
LONG-TERM DEBT, net of current portion	1,335	1,465
TOTAL LIABILITIES	8,213	8,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 16,377,636 shares issued and 16,082,021 shares outstanding	164	164
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	28,722	28,621
Accumulated deficit	(1,649)	(2,057)
TOTAL STOCKHOLDERS' EQUITY	25,683	25,174

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,896	$33,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2018	2017

REVENUES	$10,293	$9,683
Cost of revenues	6,941	6,655
GROSS PROFIT	3,352	3,028

Selling, general and administrative	3,026	2,725
Depreciation and amortization	201	202

OPERATING INCOME	125	101

OTHER INCOME (EXPENSE)
Interest income	5	5
Interest expense	(23)	(24)
TOTAL OTHER EXPENSE	(18)	(19)

INCOME BEFORE INCOME TAXES	107	82

INCOME TAX EXPENSE
Current	4	5
Deferred	33	2
TOTAL INCOME TAX EXPENSE	37	7

NET INCOME	$70	$75

NET INCOME PER COMMON SHARE - Basic and Diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,082	16,008
Diluted	16,089	16,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances, June 30, 2017	16,304,027	$163	(295,615)	$(1,554)	$28,063	$(1,385)	$25,287
Stock-based compensation	—	—	—	—	476	—	476
Issuance of common shares for lease	20,617	—	—	—	83	—	83
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(672)	(672)
Balances, June 30, 2018	16,377,636	164	(295,615)	(1,554)	28,621	(2,057)	25,174
Stock-based compensation	—	—	—	—	101	—	101
Cumulative effect of new accounting standard (Note 3)	—	—	—	—	—	338	338
Net income	—	—	—	—	—	70	70
Balances, September 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,722	$(1,649)	$25,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70	$75
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	390
Bad debt expense	17	5
Non-cash lease expense	12	—
Loss on disposal of property, plant and equipment	—	(2)
Stock-based compensation expense	101	121
Deferred tax expense	33	2
Changes in operating assets and liabilities:
Accounts receivable	(447)	269
Inventory	(39)	(72)
Prepaid and other assets	(16)	124
Accounts payable and accrued liabilities	365	(29)
Contract liability	(101)	25
NET CASH PROVIDED BY OPERATING ACTIVITIES	386	908

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(79)	(235)
Cash proceeds from sale of property, plant and equipment	—	3
Additions to intangible assets	(163)	(41)
NET CASH USED IN INVESTING ACTIVITIES	(242)	(273)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(150)	(150)
NET CASH USED IN FINANCING ACTIVITIES	(150)	(150)

NET (DECREASE) INCREASE IN CASH	(6)	485

CASH, beginning of period	5,155	4,675

CASH, end of period	$5,149	$5,160

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$8	$3

Interest paid on long-term debt	$24	$17

NON-CASH INVESTING ACTIVITIES:

Transfer of equipment to inventory	$119	$69
Property, plant and equipment financed through accounts payable	$17	$21

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

Business: Sharps is a leading full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System. The Company also offers its route-based pick-up services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2018, the results of its operations for the three months ended September 30, 2018 and 2017, cash flows for the three months ended September 30, 2018 and 2017 and stockholders’ equity for the three months ended September 30, 2018. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: In May 2014 and as subsequently amended, guidance for revenue recognition was issued which supersedes the revenue recognition requirements previously followed by the Company. The new guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a full retrospective approach or a modified retrospective approach to implement the standard. The Company adopted the standard on July 1, 2018 using the modified retrospective approach, which involves retrospectively adopting the standard by recording a cumulative effect adjustment for all uncompleted contracts at July 1, 2018. This cumulative effect was $0.3 million which decreased accumulated deficit (and increased stockholders' equity) and increased contract assets by $0.3 million. The impact that the new accounting guidance had on its consolidated financial statements and related disclosures included the following:

•
The transportation and treatment performance obligations related to the mail back and unused medication solutions, which were historically accounted for as separate performance obligations, will be accounted for as a single performance obligation under the new revenue recognition guidance. The impact of this was not material.

•
Certain costs associated with obtaining long-term contracts with customers will be capitalized and amortized over the expected economic life of the contract in future periods. The impact of this was not material.

•
The new guidance changed the timing of revenue recognition on certain of the Company’s vendor managed inventory contracts. This constituted a material portion of the cumulative effect noted above as under the new guidance, revenue recognition is no longer limited to the amounts that may be billed to the customer at the point in time in which performance obligations are satisfied.

•
The Company made a number of practical expedient elections related to the new accounting guidance, including: (i) right to invoice practical expedient that allows revenue for route-based pickup services to be recognized in the amount to which the Company has a right to invoice over time; (ii) sales and use taxes have been excluded from the

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

transaction price; (iii) for incremental costs to obtain a contract that would be recognized over one year or less, the Company expenses those costs as incurred; and (iv) at the implementation date, new guidance was applied only to contracts that were not completed as of the date of initial application.

The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (in thousands):

	Three-Months Ended September 30,
	2018	% Total	2017(2)	% Total
REVENUES BY SOLUTION:
Mailbacks	$5,607	54.5%	$5,465	56.4%
Route-based pickup services	2,128	20.7%	1,761	18.2%
Unused medications	1,639	15.9%	1,172	12.1%
Third party treatment services	102	1.0%	434	4.5%
Other (1)	817	7.9%	851	8.8%
Total revenues	$10,293	100.0%	$9,683	100.0%

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation.

The Company recognizes revenue, net of applicable sales tax, when performance obligations are satisfied through the transfer of control of promised goods or services to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the promised goods or services. Outbound shipping and handling activities to customers are considered fulfillment activities with the exception of mailbacks sold as part of the vendor managed inventory ("VMI") program. Shipping and handling are considered separate performance obligations for mailbacks sold under the VMI program. For performance obligations satisfied at a point in time, which applies to all contract categories except for route-based pickup services, revenue recognition occurs when there is a transfer of control or completion of service. For performance obligations satisfied over time, which applies to the route-based pickup services contract category, revenue is recognized in the amount to which the Company has a right to invoice pursuant to the right to invoice practical expedient. Provisions for certain rebates, product returns and discounts to customers are estimated at the inception of the contract, updated as needed throughout the contract term, and accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.

Other than the Company’s mailbacks and unused medication contract categories, the Company’s solutions have a single performance obligation. The Company's mailbacks and unused medication solutions have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System and various other solutions like the MedSafe and TakeAway Medication Recovery Systems referred to as “mailbacks” or "unused medications") and can consist of up to two performance obligations, or units of measure, as follows: (1) the sale of the compliance and container system, and (2) return transportation and treatment service. For mailbacks that are part of the VMI program, there is an additional element, or unit of measure, for outbound transportation. For contracts with multiple performance obligations, an estimated stand-alone selling price is determined for all performance obligations. The consideration is then allocated to the performance obligations based on their relative stand-alone selling price. The selling price for performance obligations for transportation and treatment utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided, including the expected cost plus a margin.

The allocated transaction price for the sale of the compliance and container system is recognized upon delivery to the customer, at which time the customer has control. The allocated transaction price for the return transportation and treatment revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities. The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities at which point the destruction or conversion and proof of receipt and treatment are performed on the container. Consideration received and allocated to the transportation and treatment performance obligation is recorded as a contract liability until the services are performed. Through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned. Accordingly, a portion of the return transportation and treatment element is recognized at the point of sale. Furthermore, the current and long-term

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

portions of amounts historically referred to deferred revenues (shown as Contract Liability on the condensed consolidated balance sheets) are determined through regression analysis and historical trends.

The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three months ended September 30, 2018 and 2017, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.4 million and $1.0 million, respectively. As of September 30, 2018 and June 30, 2018, $1.7 million and $2.1 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The impact of adopting the new accounting guidance on the Company's condensed consolidated balance sheet as of September 30, 2018 was as follows (in thousands):

	September 30, 2018
	As Reported	Adjustments	Balance Without Adoption
Current contract asset	$278	$(278)	$—
Prepaid and other current assets	741	(13)	728
Total current assets	17,112	(291)	16,821
Long-term contract asset	60	(60)	—
Total assets	33,896	(351)	33,545
Current contract liability(1)	1,801	2	1,803
Total current liabilities	6,254	2	6,256
Long-term contract liability(1)	462	—	462
Total Liabilities	8,213	2	8,215
Accumulated Deficit	(1,649)	(353)	(2,002)
Total stockholders' equity	25,683	(353)	25,330
Total liabilities and stockholders' equity	33,896	(351)	33,545
(1): Prior period contract liabilities were referred to as deferred revenue.

The impact of adopting the new accounting guidance on the Company's condensed consolidated statement of operations for the three months ended September 30, 2018 was as follows (in thousands):

	September 30, 2018
	As Reported	Adjustments	Balance Without Adoption
Revenues	$10,293	$35	$10,328
Cost of revenues	6,941	37	6,978
Gross profits	3,352	(2)	3,350
Selling, general and administrative	3,026	13	3,039
Operating income	125	(15)	110
Net income	70	(15)	55

During the three months ended September 30, 2018, the Company recognized revenue of $0.9 million that was included in the current contract liability at July 1, 2018. The estimated timing of recognition of amounts included at September 30, 2018 are as follows: for the twelve months ended September 30, 2019 - contract asset of $0.3 million and contract liability of $1.8 million and for the twelve months ended September 30, 2020 - contract asset of $0.1 million and contract liability of $0.5 million. The contract asset is related to VMI service agreements within the mailbacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

performance obligations. Incremental costs to obtain contracts that are deemed to be recoverable under the new accounting guidance, primarily related to the payment of sales incentives for contracts in the route-based pickup service category, are capitalized as contract costs and included in prepaids and other current assets in the amount of $13 thousand as of September 30, 2018. The amortization of capitalized sales incentives, which is included in selling, general and administrative expense, totaled $1 thousand for the three months ended September 30, 2018.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. A valuation allowance has been recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company's deferred tax liability of $0.3 million reflects the accumulated tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation against deferred tax assets offset by realizable deferred tax assets associated with alternative minimum tax credits of $0.2 million.

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

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2018 and there have been no triggering events since that date that would warrant further impairment testing.

Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at September 30, 2018 and June 30, 2018 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of the new guidance are effective for annual periods beginning

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2018 was 34.6% reflecting primarily deferred tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as estimated state income tax. For the three months ended September 30, 2018, the Company recorded total income tax expense of $37 thousand, consisting of estimated federal income tax expense of $33 thousand and estimated state income tax expense of $4 thousand. For the three months ended September 30, 2017, the Company recorded a total income tax expense of $7 thousand, consisting primarily of state income taxes.

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2018 was approximately 4.63%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

At September 30, 2018, long-term debt consisted of the following (in thousands):

Term loan, bearing interest at 4.25%, monthly payments of $43; maturing March 2022.	$1,852
Less: current portion	517
Long-term debt, net of current portion	$1,335

The Company has availability under the Credit Agreement of $12.1 million ($6.0 million for the working capital and $6.1 million for the acquisitions) as of September 30, 2018. The Company also has $40,000 in letters of credit outstanding as of September 30, 2018.

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

Payments due on long-term debt during each of the five years subsequent to September 30, 2018 are as follows (in thousands):

Twelve Months Ending September 30,
2019	$517
2020	517
2021	517
2022	301
$1,852

The Company utilizes performance bonds to support operations based on certain state requirements. At September 30, 2018, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant) net of applicable unvested shares forfeited.  During the three months ended September 30, 2018 and 2017, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended September 30,
	2018	2017
Stock-based compensation expense included in:
Cost of revenues	$(2)	$14
Selling, general and administrative	103	107
Total	$101	$121

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended September 30,
	2018	2017
Net income, as reported	$70	$75

Weighted average common shares outstanding	16,082	16,008
Effect of dilutive stock options	7	85
Weighted average diluted common shares outstanding	16,089	16,093

Net income per common share
Basic and diluted	$0.00	$0.00

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	851	231

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2018 and 2017, there were no exercises of stock options to purchase shares of the Company's common stock. As of September 30, 2018, there was $0.2 million of stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.4 years.

During the twelve months ended June 30, 2018, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Non-cash expense recorded during the three months ended September 30, 2018 was $12 thousand. The remaining cost will be amortized over the life of the lease and is included in Prepaid and Other Current Assets or Other Assets on the balance sheet.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2018 and June 30, 2018, intangible assets consisted of the following (in thousands):

		September 30, 2018			June 30, 2018
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(1,026)	$1,981	$3,007	$(919)	$2,088
Permits	6 - 15 years	1,610	(416)	1,194	1,459	(390)	1,069
Patents	5 - 17 years	395	(281)	114	383	(278)	105
Trade name	7 years	270	(87)	183	270	(77)	193
Non-compete	5 years	117	(53)	64	117	(47)	70
Total intangible assets, net		$5,399	$(1,863)	$3,536	$5,236	$(1,711)	$3,525

During both the three months ended September 30, 2018 and 2017, amortization expense was $0.2 million. There have been no changes in the carrying amount of goodwill since June 30, 2018.

As of September 30, 2018, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending September 30,
2019	$643
2020	634
2021	627
2022	599
2023	441
Thereafter	592
$3,536

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2018	June 30, 2018
Raw materials	$1,419	$1,323
Finished goods	2,725	2,663
Total	$4,144	$3,986

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

Our flagship products are the Sharps Recovery System™ and MedSafe® Medication Disposal System. These two product offerings account for over 50% of company revenues. The Sharps Recovery System is a comprehensive medical waste management mailback solution used in all markets due to its cost effective nature and nationwide availability. The MedSafe solution meets the immediate needs of an increasing community risk associated with unused, ultimate-user, medications. Developed in accordance with the Drug Enforcement Administration (“DEA”) implementation of the Secure and Responsible Drug Disposal Act of 2010 (the “Act”), MedSafe is a superior solution used in both private and public sectors to properly remove medications from communities and aid in the prevention of drug abuse.

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

We continue to develop new solutions to meet market demands. Over the past five years we have added a robust portfolio of ultimate-user medication disposal solutions for controlled substances, DEA-inventory controlled medication disposal for professionals, route-based services for medical, pharmaceutical and hazardous waste and the TakeAway Recycling System™ for single-use devices (SUDs). The TakeAway Recycle System is an exciting new solution for the Company as it is a relatively new solution for the market. Single-use devices are constructed of materials capable of being recycled including plastics, metals, circuit boards and batteries. With an increased emphasis for more sustainable solutions, the TakeAway Recycle System is a much needed complement to the single-use device market.

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three months ended September 30, 2018 and 2017. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended September 30,
	2018	%	2017	%
Revenues	$10,293	100%	$9,683	100.0%
Cost of revenues	6,941	67.4%	6,655	68.7%
Gross profit	3,352	32.6%	3,028	31.3%
SG&A expense	3,026	29.4%	2,725	28.1%
Depreciation and amortization	201	2.0%	202	2.1%
Operating income	125	1.2%	101	1.0%
Total other expense	(18)	(0.2)%	(19)	(0.2)%
Income before income taxes	107	1.0%	82	0.8%
Income tax expense	37	0.4%	7	0.1%
Net Income	$70	0.7%	$75	0.8%

THREE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2017

Total revenues for the three months ended September 30, 2018 of $10.3 million increased by $0.6 million, or 6.3%, over the total revenues for the three months ended September 30, 2017 of $9.7 million. The increase in revenue is mainly due to increased billings across the Retail and Professional markets partially offset by decreased billings in the Pharmaceutical Manufacturer and Environmental markets. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended September 30,
	2018	2017	Variance
BILLINGS BY MARKET:
Professional	$3,674	$3,101	$573
Retail	2,260	1,400	860
Home Health Care	1,927	2,001	(74)
Pharmaceutical Manufacturer	808	1,532	(724)
Assisted Living	645	604	41
Government	597	554	43
Environmental	103	434	(331)
Other	290	218	72
Subtotal	10,304	9,844	460
GAAP Adjustment *	(11)	(161)	150
Revenue Reported	$10,293	$9,683	$610

*Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain rebates, product returns and discounts to customers which are accounted for as reductions in sales in the same period to related sales are recorded.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as contract liability.  See Note 3 “Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

The components of billings by solution are as follows (in thousands, unaudited):

	Three-Months Ended September 30,
	2018	% Total	2017(3)	% Total
BILLINGS BY SOLUTION:
Mailbacks	$5,618	54.5%	$5,626	57.2%
Route-based pickup services	2,128	20.7%	1,761	17.9%
Unused medications	1,639	15.9%	1,172	11.9%
Third party treatment services	102	1.0%	434	4.4%
Other (1)	817	7.9%	851	8.6%
Total billings	$10,304	100.0%	$9,844	100.0%
GAAP adjustment (2)	(11)		(161)
Revenue reported	$10,293		$9,683

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

(2)
Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain rebates, product returns and discounts to customers which are accounted for as reductions in sales in the same period to related sales are recorded.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as contract liability.

(3)	Certain prior year amounts have been reclassified to conform to current year presentation.

The increase in billings was mainly attributable to increased billings in the Retail ($0.9 million) and Professional ($0.6 million) markets, partially offset by decreased billings in the Pharmaceutical Manufacturer ($0.7 million) and Environmental ($0.3 million) markets. The increase in Retail billings was primarily related to flu shot orders and increased order activity for unused medication solutions, including the MedSafe in the Retail pharmacy market. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector made up of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who typically use a combination of the cost-effective and convenient Sharps Recovery System and the Company’s route-based pick-up services. The decrease in Pharmaceutical Manufacturer billings was due to timing of inventory builds for patient support programs. Billings for Mailbacks were consistent with the prior period at $5.6 million and represented 54.5% of total billings. Billings for Route-Based Pickup Services increased 20.8% to $2.1 million as compared to $1.8 million in the prior year period and represented 20.7% of total billings. Billings for Unused Medications increased 39.8% to $1.6 million as compared to $1.2 million in the prior year period and represented 15.9% of total billings.

Cost of revenues for the three months ended September 30, 2018 of $6.9 million was 67.4% of revenues. Cost of revenues for the three months ended September 30, 2017 of $6.7 million was 68.7% of revenues. The gross margin for the three months ended September 30, 2018 of 32.6% increased compared to the gross margin for the three months ended September 30, 2017 of 31.3% due to higher revenue.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2018 and 2017 were $3.0 million and $2.7 million, respectively. The increase in SG&A expense was due to continued investment in sales and marketing.

The Company reported an operating income of $0.1 million for both the three months ended September 30, 2018 and 2017.

The Company reported an income before income taxes of $0.1 million for both the three months ended September 30, 2018 and 2017.

The Company’s effective tax rate for the three months ended September 30, 2018 was 34.6% reflecting primarily deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. The Company's effective tax rate for the three months ended September 30, 2017 was 8.5% reflecting primarily state income taxes.

The Company reported a net income of $0.1 million for both the three months ended September 30, 2018 and 2017.

The Company reported basic and diluted income per share of $0.00 for the three months ended September 30, 2018 and 2017.

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

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 11,100 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 38.5% of adults received a flu shot and 28.2% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2018, the Company saw growth in five years off 10% to 36% and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

•	The Company’s strong financial position with a cash balance of $5.1 million, debt of $1.9 million and additional availability under the Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash decreased by $6 thousand to $5.15 million at September 30, 2018 from $5.16 million at June 30, 2018 due to the following:

•
Cash Flows from Operating Activities - Working capital increased by $0.6 million to $10.9 million at September 30, 2018 from $10.3 million at June 30, 2018. The increase in working capital is attributed to:

•	an increase in accounts receivable of $0.4 million to $6.8 million at September 30, 2018 from $6.4 million at June 30, 2018 due to timing of billings and collections.

•
an increase in current contract assets net of the decrease in current contract liabilities of $0.4 million to $0.3 million contract assets and $1.8 million contract liability at September 30, 2018 from a $1.9 million contract liability at June 30, 2018 due primarily to the cumulative effect of implementing the new revenue recognition guidance.

•	an increase in accounts payable and accrued liabilities of $0.4 million due to the timing of purchases and payments to vendors.

•	Cash Flows used in Investing Activities - Investing activities include permitting and capital expenditures of $0.2 million for normal permitting, plant and equipment additions.
.

•	Cash Flows used in Financing Activities - Financing activities include repayments of debt of $0.2 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three months ended September 30, 2018 and the year ended June 30, 2018.

Credit Facility

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2018 was approximately 4.63%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At September 30, 2018, $1.9 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at September 30, 2018.

The Company has availability under the Credit Agreement of approximately $12.1 million ($6.0 million for the working capital and $6.1 million for the acquisitions) as of September 30, 2018. The Company also had $40,000 in letters of credit outstanding as of September 30, 2018.

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

The Company utilizes performance bonds to support operations based on certain state requirements. At September 30, 2018, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

Management believes that the Company’s current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are included in the discussion entitled Critical Accounting Policies in Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K other than the implementation of the new revenue recognition standard described in Note 3 to the condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of September 30, 2018, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2018.

Changes in Internal Control

During the three months ended September 30, 2018, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2018 for the Company’s risk factors. During the period ended September 30, 2018, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 1, 2018	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 1, 2018	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)