Form 10-Q
period 2018-12-31
SHARPS COMPLIANCE CORP
filed 2019-01-30
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

As of January 28, 2019, there were 16,135,013 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	December 31,	June 30,
	2018	2018

ASSETS
CURRENT ASSETS
Cash	$6,414	$5,155
Accounts receivable, net of allowance for doubtful accounts of $117 and $102, respectively	7,294	6,370
Inventory	4,421	3,986
Contract asset	250	—
Prepaid and other current assets	717	739
TOTAL CURRENT ASSETS	19,096	16,250

PROPERTY, PLANT AND EQUIPMENT, net	6,185	6,572
CONTRACT ASSET, net of current portion	37	—
OTHER ASSETS	144	149
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	3,423	3,525
TOTAL ASSETS	$35,620	$33,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,554	$1,500
Accrued liabilities	2,052	2,061
Current maturities of long-term debt	517	537
Contract liability	2,132	1,894
TOTAL CURRENT LIABILITIES	7,255	5,992

CONTRACT LIABILITY, net of current portion	337	470
OTHER LIABILITIES	98	130
DEFERRED TAX LIABILITY	171	—
LONG-TERM DEBT, net of current portion	1,207	1,465
TOTAL LIABILITIES	9,068	8,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 and 20,000,000 shares authorized, respectively; 16,430,628 and 16,377,636 shares issued, respectively and 16,135,013 and 16,082,021 shares outstanding, respectively	165	164
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	28,811	28,621
Accumulated deficit	(870)	(2,057)
TOTAL STOCKHOLDERS' EQUITY	26,552	25,174

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,620	$33,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2018	2017

REVENUES	$12,394	$11,119
Cost of revenues	8,403	7,988
GROSS PROFIT	3,991	3,131

Selling, general and administrative	2,959	2,821
Depreciation and amortization	205	203

OPERATING INCOME	827	107

OTHER INCOME (EXPENSE)
Interest income	8	5
Interest expense	(23)	(23)
TOTAL OTHER EXPENSE	(15)	(18)

INCOME BEFORE INCOME TAXES	812	89

INCOME TAX EXPENSE (BENEFIT)
Current	(113)	7
Deferred	146	(74)
TOTAL INCOME TAX EXPENSE (BENEFIT)	33	(67)

NET INCOME	$779	$156

NET INCOME PER COMMON SHARE - Basic and Diluted	$0.05	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,100	16,047
Diluted	16,106	16,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2018	2017

REVENUES	$22,687	$20,802
Cost of revenues	15,344	14,643
GROSS PROFIT	7,343	6,159

Selling, general and administrative	5,985	5,546
Depreciation and amortization	406	405

OPERATING INCOME	952	208

OTHER INCOME (EXPENSE)
Interest income	13	10
Interest expense	(46)	(47)
TOTAL OTHER EXPENSE	(33)	(37)

INCOME BEFORE INCOME TAXES	919	171

INCOME TAX EXPENSE (BENEFIT)
Current	(109)	14
Deferred	179	(74)
TOTAL INCOME TAX EXPENSE (BENEFIT)	70	(60)

NET INCOME	$849	$231

NET INCOME PER COMMON SHARE - Basic and Diluted	$0.05	$0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
Basic	16,091	16,028
Diluted	16,098	16,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balances, June 30, 2017	16,304,027	$163	(295,615)	$(1,554)	$28,063	$(1,385)	$25,287
Stock-based compensation	—	—	—	—	476	—	476
Issuance of common shares for lease	20,617	—	—	—	83	—	83
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(672)	(672)
Balances, June 30, 2018	16,377,636	164	(295,615)	(1,554)	28,621	(2,057)	25,174
Stock-based compensation	—	—	—	—	191	—	191
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Cumulative effect of new accounting standard (Note 3)	—	—	—	—	—	338	338
Net income	—	—	—	—	—	849	849
Balances, December 31, 2018	16,430,628	$165	(295,615)	$(1,554)	$28,811	$(870)	$26,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$849	$231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807	784
Bad debt expense	36	12
Non-cash lease expense	24	—
Loss (gain) on disposal of property, plant and equipment	18	(2)
Stock-based compensation expense	191	261
Deferred tax expense	179	(74)
Changes in operating assets and liabilities:
Accounts receivable	(960)	23
Inventory	(230)	(156)
Prepaid and other assets	(5)	45
Accounts payable and accrued liabilities	956	934
Contract asset and contract liability	156	11
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,021	2,069

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(281)	(643)
Cash proceeds from sale of property, plant and equipment	—	10
Additions to intangible assets	(203)	(48)
NET CASH USED IN INVESTING ACTIVITIES	(484)	(681)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(278)	(300)
NET CASH USED IN FINANCING ACTIVITIES	(278)	(300)

NET INCREASE IN CASH	1,259	1,088

CASH, beginning of period	5,155	4,675

CASH, end of period	$6,414	$5,763

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$14	$3

Interest paid on long-term debt	$46	$39

NON-CASH INVESTING ACTIVITIES:

Issuance of common stock for lease	$—	$83
Transfer of equipment to inventory	$205	$105
Property, plant and equipment financed through accounts payable	$57	$87

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2018, the results of its operations for the three and six months ended December 31, 2018 and 2017, cash flows for the six months ended December 31, 2018 and 2017 and stockholders’ equity for the six months ended December 31, 2018. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

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

•
The Company made a number of practical expedient elections related to the new accounting guidance, including: (i) right to invoice practical expedient that allows revenue for route-based pickup services to be recognized in the

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amount to which the Company has a right to invoice over time; (ii) sales and use taxes have been excluded from the transaction price; (iii) for incremental costs to obtain a contract that would be recognized over one year or less, the Company expenses those costs as incurred; and (iv) at the implementation date, new guidance was applied only to contracts that were not completed as of the date of initial application.

The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (in thousands):

	Three-Months Ended December 31,
	2018	% Total	2017(2)	% Total
REVENUES BY SOLUTION:
Mailbacks	$8,039	64.8%	$6,796	61.2%
Route-based pickup services	2,078	16.8%	1,830	16.5%
Unused medications	1,350	10.9%	1,317	11.8%
Third party treatment services	78	0.6%	337	3.0%
Other (1)	849	6.9%	839	7.5%
Total revenues	$12,394	100.0%	$11,119	100.0%

	Six-Months Ended December 31,
	2018	% Total	2017(2)	% Total
REVENUES BY SOLUTION:
Mailbacks	$13,646	60.2%	$12,261	58.9%
Route-based pickup services	4,206	18.5%	3,591	17.3%
Unused medications	2,989	13.2%	2,489	12.0%
Third party treatment services	180	0.8%	771	3.7%
Other (1)	1,666	7.3%	1,690	8.1%
Total revenues	$22,687	100.0%	$20,802	100.0%

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

their relative stand-alone selling price. The selling price for performance obligations for transportation and treatment utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided, including the expected cost plus a margin.

The allocated transaction price for the sale of the compliance and container system is recognized upon delivery to the customer, at which time the customer has control. The allocated transaction price for the return transportation and treatment revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities. The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities at which point the destruction or conversion and proof of receipt and treatment are performed on the container. Consideration received and allocated to the transportation and treatment performance obligation is recorded as a contract liability until the services are performed. Through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned. Accordingly, a portion of the return transportation and treatment element is recognized at the point of sale. Furthermore, the current and long-term portions of amounts historically referred to deferred revenues (shown as Contract Liability on the condensed consolidated balance sheets) are determined through regression analysis and historical trends.

The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three and six months ended December 31, 2018, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.6 million and $1.0 million, respectively. During the three and six months ended December 31, 2017, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.9 million and $1.9 million, respectively. As of December 31, 2018 and June 30, 2018, $1.7 million and $2.1 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The impact of adopting the new accounting guidance on the Company's condensed consolidated balance sheet as of December 31, 2018 was as follows (in thousands):

	December 31, 2018
	As Reported	Adjustments	Balance Without Adoption
Current contract asset	$250	$(250)	$—
Prepaid and other current assets	717	(22)	695
Total current assets	19,096	(272)	18,824
Contract asset, net of current portion	37	(37)	—
Total assets	35,620	(309)	35,311
Current contract liability(1)	2,132	11	2,143
Total current liabilities	7,255	11	7,266
Contract liability, net of current portion(1)	337	—	337
Total liabilities	9,068	11	9,079
Accumulated deficit	(870)	(320)	(1,190)
Total stockholders' equity	26,552	(320)	26,232
Total liabilities and stockholders' equity	$35,620	$(309)	$35,311
(1): Prior period contract liabilities were referred to as deferred revenue.

The impact of adopting the new accounting guidance on the Company's condensed consolidated statement of operations for the three and six months ended December 31, 2018 was as follows (in thousands):

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2018			Six-Months Ended December 31, 2018
	As Reported	Adjustments	Balance Without Adoption	As Reported	Adjustments	Balance Without Adoption
Revenues	$12,394	$69	$12,463	$22,687	$104	$22,791
Cost of revenues	8,403	27	8,430	15,344	64	15,408
Gross profits	3,991	42	4,033	7,343	40	7,383
Selling, general and administrative	2,959	9	2,968	5,985	22	6,007
Operating income	827	33	860	952	18	970
Net income	$779	$33	$812	$849	$18	$867

The estimated timing of recognition of amounts included at December 31, 2018 are as follows: for the twelve months ended December 31, 2019 - contract asset of $0.3 million and contract liability of $2.1 million and for the twelve months ended December 31, 2020 - contract asset of $37 thousand and contract liability of $0.3 million. The contract asset is related to VMI service agreements within the mailbacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. Incremental costs to obtain contracts that are deemed to be recoverable under the new accounting guidance, primarily related to the payment of sales incentives for contracts in the route-based pickup service category, are capitalized as contract costs and included in prepaids and other current assets in the amount of $11 thousand and $25 thousand for the three and six months ended December 31, 2018. The amortization of capitalized sales incentives, which is included in selling, general and administrative expense, totaled $2 thousand and $3 thousand for the three and six months ended December 31, 2018.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. A valuation allowance has been recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company's deferred tax liability of $0.2 million includes $0.3 million of the accumulated tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation against deferred tax assets net of $0.1 million deferred tax asset for recoverable alternative minimum tax credits pursuant to the 2017 tax reform for which no valuation allowance is required. Prepaid and other current assets include realizable income taxes receivable associated with refundable alternative minimum tax credits of $0.1 million.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at December 31, 2018 and June 30, 2018 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three and six months ended December 31, 2018 was 4.1% and 7.6%, respectively, reflecting primarily deferred tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as estimated state income tax. For the three and six months ended December 31, 2018, the Company recorded total income tax expense of $33 thousand and $70 thousand, respectively. Total income tax expense for the three and six months ended December 31, 2018 consisted of estimated federal income tax expense of $23 thousand and $56 thousand, respectively and estimated state income tax expense of $10 thousand and $14 thousand, respectively. For the three and six months ended December 31, 2017, the Company recorded a total income tax benefit of $67 thousand and $60 thousand, respectively, consisting of a federal tax benefit of $74 thousand for both periods offset by state income taxes of $7 thousand and $14 thousand, respectively.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2018 was approximately 5.00%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

At December 31, 2018, long-term debt consisted of the following (in thousands):

Term loan, bearing interest at 5.00%, monthly payments of $43; maturing March 2022.	$1,724
Less: current portion	517
Long-term debt, net of current portion	$1,207

The Company has availability under the Credit Agreement of $12.3 million ($6.0 million for the working capital and $6.3 million for the acquisitions) as of December 31, 2018. The Company also has $40,000 in letters of credit outstanding as of December 31, 2018.

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

Payments due on long-term debt subsequent to December 31, 2018 are as follows (in thousands):

Twelve Months Ending December 31,
2019	$517
2020	517
2021	517
2022	173
$1,724

The Company utilizes performance bonds to support operations based on certain state requirements. At December 31, 2018, the Company had performance bonds outstanding covering financial assurance up to $1.2 million.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant) net of applicable unvested shares forfeited.  During the three and six months ended December 31, 2018 and 2017, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2018	2017	2018	2017
Stock-based compensation expense included in:
Cost of revenues	$3	$13	$2	$27
Selling, general and administrative	87	127	189	234
Total	$90	$140	$191	$261

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2018	2017	2018	2017
Net income, as reported	$779	$156	$849	$231

Weighted average common shares outstanding	16,100	16,047	16,091	16,028
Effect of dilutive stock options	6	21	7	53
Weighted average diluted common shares outstanding	16,106	16,068	16,098	16,081

Net income per common share
Basic and diluted	$0.05	$0.01	$0.05	$0.01

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	684	778	684	401

NOTE 9 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2018 and 2017, there were no exercises of stock options to purchase shares of the Company's common stock. As of December 31, 2018, there was $0.3 million of stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.5 years.

During the twelve months ended June 30, 2018, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Non-cash expense recorded during the six months ended December 31, 2018 was $24 thousand. The remaining cost will be amortized over the life of the lease and is included in Prepaid and Other Current Assets or Other Assets on the balance sheet.

On November 15, 2018, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized shares of common stock from 20,000,000 to 40,000,000 shares.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At December 31, 2018 and June 30, 2018, intangible assets consisted of the following (in thousands):

		December 31, 2018			June 30, 2018
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(1,135)	$1,872	$3,007	$(919)	$2,088
Permits	6 - 15 years	1,650	(438)	1,212	1,459	(390)	1,069
Patents	5 - 17 years	395	(288)	107	383	(278)	105
Trade name	7 years	270	(96)	174	270	(77)	193
Non-compete	5 years	117	(59)	58	117	(47)	70
Total intangible assets, net		$5,439	$(2,016)	$3,423	$5,236	$(1,711)	$3,525

During both the six months ended December 31, 2018 and 2017, amortization expense was $0.3 million. There have been no changes in the carrying amount of goodwill since June 30, 2018.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2018, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending December 31,
2019	$610
2020	610
2021	597
2022	565
2023	308
Thereafter	733
$3,423

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31, 2018	June 30, 2018
Raw materials	$1,481	$1,323
Finished goods	2,940	2,663
Total	$4,421	$3,986

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2018 and 2017. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2018	%	2017	%	2018	%	2017	%
Revenues	$12,394	100.0%	$11,119	100.0%	$22,687	100.0%	$20,802	100.0%
Cost of revenues	8,403	67.8%	7,988	71.8%	15,344	67.6%	14,643	70.4%
Gross profit	3,991	32.2%	3,131	28.2%	7,343	32.4%	6,159	29.6%
SG&A expense	2,959	23.9%	2,821	25.4%	5,985	26.4%	5,546	26.7%
Depreciation and amortization	205	1.7%	203	1.8%	406	1.8%	405	1.9%
Operating income	827	6.7%	107	1.0%	952	4.2%	208	1.0%
Total other expense	(15)	(0.1)%	(18)	(0.2)%	(33)	(0.1)%	(37)	(0.2)%
Income before income taxes	812	6.6%	89	0.8%	919	4.1%	171	0.8%
Income tax expense (benefit)	33	0.3%	(67)	(0.6)%	70	0.3%	(60)	(0.3)%
Net Income	$779	6.3%	$156	1.4%	$849	3.7%	$231	1.1%

THREE MONTHS ENDED DECEMBER 31, 2018 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2017

Total revenues for the three months ended December 31, 2018 of $12.4 million increased by $1.3 million, or 11.5%, over the total revenues for the three months ended December 31, 2017 of $11.1 million. The increase in revenue is mainly due to increased billings in the Retail and Professional markets partially offset by decreased billings in the Pharmaceutical Manufacturer and Environmental markets. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended December 31,
	2018	2017	Variance
BILLINGS BY MARKET:
Professional	$3,828	$3,355	$473
Retail	4,152	2,581	1,571
Home Health Care	2,161	2,114	47
Pharmaceutical Manufacturer	842	1,467	(625)
Assisted Living	620	621	(1)
Government	543	410	133
Environmental	78	337	(259)
Other	249	186	63
Subtotal	12,473	11,071	1,402
GAAP Adjustment *	(79)	48	(127)
Revenue Reported	$12,394	$11,119	$1,275

*Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period to related sales are recorded.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability.  See Note 3 “Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

The components of billings by solution are as follows (in thousands, unaudited):

	Three-Months Ended December 31,
	2018	% Total	2017(3)	% Total
BILLINGS BY SOLUTION:
Mailbacks	$8,118	65.1%	$6,748	61.0%
Route-based pickup services	2,078	16.7%	1,830	16.5%
Unused medications	1,350	10.8%	1,317	11.9%
Third party treatment services	78	0.6%	337	3.0%
Other (1)	849	6.8%	839	7.6%
Total billings	12,473	100.0%	11,071	100.0%
GAAP adjustment (2)	(79)		48
Revenue reported	$12,394		$11,119

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

(2)
Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period to related sales are recorded.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability.

(3)	Certain prior year amounts have been reclassified to conform to current year presentation.

The increase in billings was mainly attributable to increased billings in the Retail ($1.6 million) and Professional ($0.5 million) markets, partially offset by decreased billings in the Pharmaceutical Manufacturer ($0.6 million) and Environmental ($0.3 million) markets. The increase in Retail billings was primarily related to flu shot related orders. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector made up of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who typically use a combination of the cost-effective and convenient Sharps Recovery System and the Company’s route-based pick-up services. The decrease in Pharmaceutical Manufacturer billings was due to timing of inventory builds for patient support programs. The decrease in Environmental billings was due to higher third party treatment billings from our treatment facilities in Texas and Pennsylvania during the three months ended December 31, 2017. Billings for Mailbacks increased 20.3% to $8.1 million as compared to $6.7 million in the prior year period and represented 65.1% of total billings. Billings for Route-Based Pickup Services increased 13.6% to $2.1 million as compared to $1.8 million in the prior year period and represented 16.7% of total billings. Billings for Unused Medications increased 2.5% to $1.4 million as compared to $1.3 million in the prior year period and represented 10.8% of total billings.

Cost of revenues for the three months ended December 31, 2018 of $8.4 million was 67.8% of revenues. Cost of revenues for the three months ended December 31, 2017 of $8.0 million was 71.8% of revenues. The gross margin for the three months ended December 31, 2018 of 32.2% increased compared to the gross margin for the three months ended December 31, 2017 of 28.2% due to leverage gained from higher revenues.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2018 and 2017 were $3.0 million and $2.8 million, respectively. The increase in SG&A expense was due to continued investment in sales and marketing.

The Company reported an operating income of $0.8 million three months ended December 31, 2018 as compared to $0.1 million in the prior year period. Operating income increased primarily due to higher revenue and higher gross margin (discussed above).

The Company reported an income before income taxes of $0.8 million for the three months ended December 31, 2018 as compared to $0.1 million for the prior year period. Income before income taxes increased due to the increase in operating income (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2018 was 4.1% primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. The Company's effective tax rate for the three months ended December 31, 2017 was (75.3)% reflecting the impact of the 2017 tax law change.

The Company reported a net income of $0.8 million for the three months ended December 31, 2018 as compared to $0.2 million for the prior year period. Net income increased due to the increase in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.05 for the three months ended December 31, 2018 as compared to $0.01 for the prior year period.

SIX MONTHS ENDED DECEMBER 31, 2018 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2017

Total revenues for the six months ended December 31, 2018 of $22.7 million increased by $1.9 million, or 9.1%, over the total revenues for the six months ended December 31, 2017 of $20.8 million. The increase in revenue is mainly due to increased billings in the Retail and Professional markets partially offset by decreased billings in the Pharmaceutical Manufacturer and Environmental markets. The components of billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2018	2017	Variance
BILLINGS BY MARKET:
Professional	$7,502	$6,456	$1,046
Retail	6,412	3,981	2,431
Home Health Care	4,088	4,115	(27)
Pharmaceutical Manufacturer	1,650	2,999	(1,349)
Assisted Living	1,265	1,225	40
Government	1,140	964	176
Environmental	181	771	(590)
Other	539	404	135
Subtotal	22,777	20,915	1,862
GAAP Adjustment *	(90)	(113)	23
Revenue Reported	$22,687	$20,802	$1,885

*Represents the net impact of the revenue recognition adjustments required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period to related sales are recorded.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability.  See Note 3 “Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

The components of billings by solution are as follows (in thousands):

	Six-Months Ended December 31,
	2018	% Total	2017(3)	% Total
BILLINGS BY SOLUTION:
Mailbacks	$13,736	60.3%	$12,374	59.1%
Route-based pickup services	4,206	18.5%	3,591	17.2%
Unused medications	2,989	13.1%	2,489	11.9%
Third party treatment services	180	0.8%	771	3.7%
Other (1)	1,666	7.3%	1,690	8.1%
Total billings	$22,777	100.0%	$20,915	100.0%
GAAP adjustment (2)	(90)		(113)
Revenue reported	$22,687		$20,802

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

(2)
Represents the net impact of the revenue recognition adjustment required to arrive at reported generally accepted accounting principles (“GAAP”) revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period to related sales are recorded.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability.

(3)	Certain prior year amounts have been reclassified to conform to current year presentation.

The increase in billings was mainly due to an increase in the Retail ($2.4 million) and Professional ($1.0 million) markets, partially offset by decreases in the Pharmaceutical Manufacturer ($1.3 million) and Environmental ($0.6 million) markets. The increase in Retail billings was due mainly to increased flu shot-related orders. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The decrease in Environmental billings was due to lower third party treatment billings from our treatment facilities in Texas and Pennsylvania. The decrease in Pharmaceutical Manufacturer billings was mainly due to timing of inventory builds for patient support programs. Billings for Mailbacks, which represented 60.3% of total billings, increased 11.0% to $13.7 million as compared to $12.4 million in the prior year period primarily related to the increase in billings related to flu related business. Billings for Route-Based Pickup Services increased 17.1% to $4.2 million as compared to $3.6 million in the prior year period and represented 18.5% of total billings. Billings for Unused Medications increased 20.0% to $3.0 million as compared to $2.5 million in the prior year period and represented 13.1% of total billings.

Cost of revenues for the six months ended December 31, 2018 of $15.3 million was 67.6% of revenues. Cost of revenues for the six months ended December 31, 2017 of $14.6 million was 70.4% of revenues. The gross margin for the six months ended December 31, 2018 of 32.4% increased compared to the gross margin for the six months ended December 31, 2017 of 29.6%. Gross margin was positively impacted for the six months ended December 31, 2018 due to higher revenue than the prior year period.

Selling, general and administrative (“SG&A”) expense for the six months ended December 31, 2018 and 2017 was $6.0 million and $5.5 million, respectively. The increase in SG&A expense was due to continued investment in sales and marketing.

The Company reported an operating income of $1.0 million for the six months ended December 31, 2018 compared to an operating income of $0.2 million for the six months ended December 31, 2017. Operating income increased primarily due to higher revenue and higher gross margin (discussed above).

The Company reported income before income taxes of $0.9 million for the six months ended December 31, 2018 versus income before income taxes of $0.2 million for the six months ended December 31, 2017. Income before income taxes increased due to the increase in operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2018 was 7.6% primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. The Company's effective tax rate for the six months ended December 31, 2017 was (35)% reflecting the impact of the 2017 tax law change.

The Company reported a net income of $0.8 million for the six months ended December 31, 2018 compared to net income of $0.2 million for the six months ended December 31, 2017.  Net income increased due to the increase in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.05 for the six months ended December 31, 2018 versus basic and diluted income per share of $0.01 for the six months ended December 31, 2017.  Basic and diluted income per share increased due to the increase in net income (discussed above).

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

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 11,700 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•	The Company’s strong financial position with a cash balance of $6.4 million, debt of $1.7 million and additional availability under the Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash increased by $1.3 million to $6.4 million at December 31, 2018 from $5.2 million at June 30, 2018 due to the following:

•
Cash Flows from Operating Activities - Working capital increased by $1.5 million to $11.8 million at December 31, 2018 from $10.3 million at June 30, 2018. The increase in working capital is attributed primarily to the increase in cash, and also impacted by:

•	an increase in accounts receivable of $1.0 million to $7.3 million at December 31, 2018 from $6.4 million at June 30, 2018 due to timing of billings and collections.

•	an increase in accounts payable and accrued liabilities of $1.0 million due to the timing of purchases and payments to vendors.

•	Cash Flows used in Investing Activities - Investing activities include permitting and capital expenditures of $0.5 million for normal permitting, plant and equipment additions.
.

•	Cash Flows used in Financing Activities - Financing activities include repayments of debt of $0.3 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the six months ended December 31, 2018 and the year ended June 30, 2018.

Credit Facility

On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2018 was approximately 5.00%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At December 31, 2018, $1.7 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at December 31, 2018.

The Company has availability under the Credit Agreement of approximately $12.3 million ($6.0 million for the working capital and $6.3 million for the acquisitions) as of December 31, 2018. The Company also had $40,000 in letters of credit outstanding as of December 31, 2018.

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

The Company utilizes performance bonds to support operations based on certain state requirements. At December 31, 2018, the Company had performance bonds outstanding covering financial assurance up to $1.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of December 31, 2018, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2018.

Changes in Internal Control

During the three months ended December 31, 2018, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2018 for the Company’s risk factors. During the period ended December 31, 2018, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: January 30, 2019	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: January 30, 2019	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)