Form 10-Q
period 2019-03-31
SHARPS COMPLIANCE CORP
filed 2019-05-01
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

As of April 29, 2019, there were 16,142,513 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	March 31,	June 30,
	2019	2018

ASSETS
CURRENT ASSETS
Cash	$5,177	$5,155
Accounts receivable, net of allowance for doubtful accounts of $124 and $102, respectively	6,692	6,370
Inventory	3,604	3,986
Contract asset	236	—
Prepaid and other current assets	839	739
TOTAL CURRENT ASSETS	16,548	16,250

PROPERTY, PLANT AND EQUIPMENT, net	6,207	6,572
INVENTORY, net of current portion	1,079	—
OTHER ASSETS	144	149
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	3,322	3,525
TOTAL ASSETS	$34,035	$33,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,190	$1,500
Accrued liabilities	1,825	2,061
Current maturities of long-term debt	517	537
Contract liability	2,110	1,894
TOTAL CURRENT LIABILITIES	6,642	5,992

CONTRACT LIABILITY, net of current portion	387	470
OTHER LIABILITIES	191	130
DEFERRED TAX LIABILITY	199	—
LONG-TERM DEBT, net of current portion	1,077	1,465
TOTAL LIABILITIES	8,496	8,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 and 20,000,000 shares authorized, respectively; 16,438,128 and 16,377,636 shares issued, respectively and 16,142,513 and 16,082,021 shares outstanding, respectively	165	164
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	28,923	28,621
Accumulated deficit	(1,995)	(2,057)
TOTAL STOCKHOLDERS' EQUITY	25,539	25,174

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,035	$33,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2019	2018

REVENUES	$9,451	$9,427
Cost of revenues	7,416	7,131
GROSS PROFIT	2,035	2,296

Selling, general and administrative	2,901	2,800
Depreciation and amortization	207	203

OPERATING LOSS	(1,073)	(707)

OTHER INCOME (EXPENSE)
Interest income	5	5
Interest expense	(22)	(23)
TOTAL OTHER EXPENSE	(17)	(18)

LOSS BEFORE INCOME TAXES	(1,090)	(725)

INCOME TAX EXPENSE (BENEFIT)
Current	7	(5)
Deferred	28	37
TOTAL INCOME TAX EXPENSE	35	32

NET LOSS	$(1,125)	$(757)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.07)	$(0.05)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and diluted	16,138	16,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Nine-Months Ended March 31,
	2019	2018

REVENUES	$32,138	$30,229
Cost of revenues	22,760	21,774
GROSS PROFIT	9,378	8,455

Selling, general and administrative	8,886	8,346
Depreciation and amortization	613	608

OPERATING LOSS	(121)	(499)

OTHER INCOME (EXPENSE)
Interest income	18	15
Interest expense	(68)	(70)
TOTAL OTHER EXPENSE	(50)	(55)

LOSS BEFORE INCOME TAXES	(171)	(554)

INCOME TAX EXPENSE (BENEFIT)
Current	(102)	9
Deferred	207	(37)
TOTAL INCOME TAX EXPENSE (BENEFIT)	105	(28)

NET LOSS	$(276)	$(526)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and diluted	16,107	16,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	16,430,628	$165	(295,615)	$(1,554)	$28,811	$(870)	$26,552
Stock-based compensation	—	—	—	—	112	—	112
Issuance of restricted stock	7,500	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,125)	(1,125)
Balances, March 31, 2019	16,438,128	$165	(295,615)	$(1,554)	$28,923	$(1,995)	$25,539

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2017	16,377,636	$164	(295,615)	$(1,554)	$28,406	$(1,154)	$25,862
Stock-based compensation	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	(757)	(757)
Balances, March 31, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,520	$(1,911)	$25,219

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,621	$(2,057)	$25,174
Stock-based compensation	—	—	—	—	303	—	303
Issuance of restricted stock	60,492	1	—	—	(1)	—	—
Cumulative effect of new accounting standard (Note 3)	—	—	—	—	—	338	338
Net loss	—	—	—	—	—	(276)	(276)
Balances, March 31, 2019	16,438,128	$165	(295,615)	$(1,554)	$28,923	$(1,995)	$25,539

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2017	16,304,027	$163	(295,615)	$(1,554)	$28,063	$(1,385)	$25,287
Stock-based compensation	—	—	—	—	375	—	375
Issuance of common shares for lease	20,617	—	—	—	83	—	83
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(526)	(526)
Balances, March 31, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,520	$(1,911)	$25,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(276)	$(526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,233	1,174
Bad debt expense	42	37
Non-cash lease expense	36	—
Loss (gain) on disposal of property, plant and equipment	18	(2)
Stock-based compensation expense	303	375
Deferred tax expense (benefit)	207	(37)
Changes in operating assets and liabilities:
Accounts receivable	(364)	1,413
Inventory	(461)	101
Prepaid and other assets	(139)	16
Accounts payable and accrued liabilities	499	(111)
Contract asset and contract liability	235	(317)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,333	2,123

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(649)	(800)
Cash proceeds from sale of property, plant and equipment	—	10
Additions to intangible assets	(254)	(58)
NET CASH USED IN INVESTING ACTIVITIES	(903)	(848)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(408)	(451)
NET CASH USED IN FINANCING ACTIVITIES	(408)	(451)

NET INCREASE IN CASH	22	824

CASH, beginning of period	5,155	4,675

CASH, end of period	$5,177	$5,499

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$31	$3

Interest paid on long-term debt	$68	$64

NON-CASH INVESTING ACTIVITIES:

Issuance of common stock for lease	$—	$83
Transfer of equipment to inventory	$236	$166
Property, plant and equipment financed through accounts payable	$16	$89
Transfer of inventory to long-term	$1,079	$—

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2019, the results of its operations for the three and nine months ended March 31, 2019 and 2018, cash flows for the nine months ended March 31, 2019 and 2018 and stockholders’ equity for the three and nine months ended March 31, 2019 and 2018. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.

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

The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Three-Months Ended March 31,
	2019	% Total	2018(2)	% Total
REVENUES BY SOLUTION:
Mailbacks	$4,577	48.4%	$4,721	50.1%
Route-based pickup services	2,259	23.9%	1,888	20.0%
Unused medications	1,705	18.0%	1,832	19.4%
Third party treatment services	26	0.3%	44	0.5%
Other (1)	884	9.4%	942	10.0%
Total revenues	$9,451	100.0%	$9,427	100.0%

	Nine-Months Ended March 31,
	2019	% Total	2018(2)	% Total
REVENUES BY SOLUTION:
Mailbacks	$18,223	56.8%	$16,982	56.2%
Route-based pickup services	6,465	20.1%	5,479	18.1%
Unused medications	4,694	14.6%	4,321	14.3%
Third party treatment services	206	0.6%	815	2.7%
Other (1)	2,550	7.9%	2,632	8.7%
Total revenues	$32,138	100.0%	$30,229	100.0%

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three and nine months ended March 31, 2019, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.5 million and $1.5 million, respectively. During the three and nine months ended March 31, 2018, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.5 million and $2.4 million, respectively. As of March 31, 2019 and June 30, 2018, $0.9 million and $2.1 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The impact of adopting the new accounting guidance on the Company's condensed consolidated balance sheet as of March 31, 2019 was as follows (in thousands):

	March 31, 2019
	As Reported	Adjustments	Balance Without Adoption
Current contract asset	$236	$(236)	$—
Prepaid and other current assets	839	(33)	806
Total current assets	16,548	(269)	16,279
Total assets	34,035	(269)	33,766
Current contract liability(1)	2,110	11	2,121
Total current liabilities	6,642	11	6,653
Contract liability, net of current portion(1)	387	—	387
Total liabilities	8,496	11	8,507
Accumulated deficit	(1,995)	(280)	(2,275)
Total stockholders' equity	25,539	(280)	25,259
Total liabilities and stockholders' equity	$34,035	$(269)	$33,766
(1): Prior period contract liabilities were referred to as deferred revenue.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The impact of adopting the new accounting guidance on the Company's condensed consolidated statement of operations for the three and nine months ended March 31, 2019 was as follows (in thousands):

	Three Months Ended March 31, 2019			Nine-Months Ended March 31, 2019
	As Reported	Adjustments	Balance Without Adoption	As Reported	Adjustments	Balance Without Adoption
Revenues	$9,451	$105	$9,556	$32,138	$209	$32,347
Cost of revenues	7,416	54	7,470	22,760	118	22,878
Gross profits	2,035	51	2,086	9,378	91	9,469
Selling, general and administrative	2,901	11	2,912	8,886	33	8,919
Operating income	(1,073)	40	(1,033)	(121)	58	(63)
Net loss	$(1,125)	$40	$(1,085)	$(276)	$58	$(218)

The estimated timing of recognition of amounts included at March 31, 2019 are as follows: for the twelve months ending March 31, 2020 - contract asset of $0.2 million and contract liability of $2.1 million and for the twelve months ending March 31, 2021 - contract liability of $0.4 million. The contract asset is related to VMI service agreements within the mailbacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. Incremental costs to obtain contracts that are deemed to be recoverable under the new accounting guidance, primarily related to the payment of sales incentives for contracts in the route-based pickup service category, are capitalized as contract costs and included in prepaids and other current assets in the amount of $14 thousand and $39 thousand for the three and nine months ended March 31, 2019. The amortization of capitalized sales incentives, which is included in selling, general and administrative expense, totaled $3 thousand and $6 thousand for the three and nine months ended March 31, 2019.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at March 31, 2019 and June 30, 2018 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted. The Company is in the process of completing its evaluation of the impact of the new guidance on its consolidated financial statements and related disclosures. The new guidance can be applied using a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted. The Company expects to adopt the standard using the modified retrospective approach, which involves retrospectively adopting the standard by recording a cumulative effect adjustment, as of July 1, 2019. The Company expects to apply the package of practical expedients to not reassess prior conclusions related to (i) contracts containing leases, (ii) lease classification and (iii) initial direct costs. The Company also expects to make the accounting policy election for short-term leases, or leases with terms of twelve months or less, therefore the lease payments will be recorded as an expense on a straight line basis over the lease term. The Company has engaged a third-party service provider to assist in its implementation of the new lease standard, including implementation of the software package offered by the service provider to manage and account for leases under the new guidance. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company and its implementation of the new lease standard.

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three and nine months ended March 31, 2019 was (3.2)% and (61.4)%, respectively, reflecting primarily deferred tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as estimated state income tax. For the three and nine months ended March 31, 2019, the Company recorded total income tax expense of $35 thousand and $105 thousand, respectively. Total income tax expense for the three and nine months ended March 31, 2019 consisted of estimated federal income tax expense of $29 thousand and $85 thousand, respectively and estimated state income tax expense of $6 thousand and $20 thousand, respectively. For the three and nine months ended March 31, 2018, the Company recorded a total income tax expense (benefit) of $32 thousand and $(28) thousand, respectively, consisting of a federal tax expense (benefit) of $36 thousand and $(38) thousand, and estimated state income tax expense (benefit) of $(4) thousand and $10 thousand, respectively.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2019 was approximately 4.98%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

At March 31, 2019, long-term debt consisted of the following (in thousands):

Term loan, bearing interest at 4.98%, monthly payments of $43; maturing March 2022.	$1,594
Less: current portion	517
Long-term debt, net of current portion	$1,077

The Company has availability under the Credit Agreement of $12.3 million ($5.9 million for the working capital and $6.4 million for the acquisitions) as of March 31, 2019. The Company also has $0.1 million in letters of credit outstanding as of March 31, 2019.

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

Payments due on long-term debt subsequent to March 31, 2019 are as follows (in thousands):

Twelve Months Ending March 31,
2020	$517
2021	517
2022	517
2023	43
$1,594

The Company utilizes performance bonds to support operations based on certain state requirements. At March 31, 2019, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant) net of applicable unvested shares forfeited.  During the three and nine months ended March 31, 2019 and 2018, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2019	2018	2019	2018
Stock-based compensation expense included in:
Cost of revenues	$4	$6	$6	$33
Selling, general and administrative	108	108	297	342
Total	$112	$114	$303	$375

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2019	2018	2019	2018
Net loss, as reported	$(1,125)	$(757)	$(276)	$(526)

Weighted average common shares outstanding	16,138	16,082	16,107	16,046
Effect of dilutive stock options	—	—	—	—
Weighted average diluted common shares outstanding	16,138	16,082	16,107	16,046

Net loss per common share
Basic and diluted	$(0.07)	$(0.05)	$(0.02)	$(0.03)

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	1,174	401	1,176	401

NOTE 9 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2019 and 2018, there were no exercises of stock options to purchase shares of the Company's common stock. As of March 31, 2019, there was $0.7 million of stock compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.5 years.

During the twelve months ended June 30, 2018, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. This

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Non-cash expense recorded during the nine months ended March 31, 2019 was $36 thousand. The remaining cost will be amortized over the life of the lease and is included in Prepaid and Other Current Assets or Other Assets on the balance sheet.

On November 15, 2018, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized shares of common stock from 20,000,000 to 40,000,000 shares.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At March 31, 2019 and June 30, 2018, intangible assets consisted of the following (in thousands):

		March 31, 2019			June 30, 2018
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(1,241)	$1,766	$3,007	$(919)	$2,088
Permits	6 - 15 years	1,672	(465)	1,207	1,459	(390)	1,069
Patents	5 - 17 years	424	(292)	132	383	(278)	105
Trade name	7 years	270	(106)	164	270	(77)	193
Non-compete	5 years	117	(64)	53	117	(47)	70
Total intangible assets, net		$5,490	$(2,168)	$3,322	$5,236	$(1,711)	$3,525

During both the nine months ended March 31, 2019 and 2018, amortization expense was $0.5 million. There have been no changes in the carrying amount of goodwill since June 30, 2018.

As of March 31, 2019, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending March 31,
2019	$612
2020	611
2021	591
2022	546
2023	212
Thereafter	750
$3,322

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2019	June 30, 2018
Raw materials	$1,351	$1,323
Finished goods	3,332	2,663
Total inventory	4,683	3,986
Less: current portion	3,604	3,986
Inventory, net of current portion	$1,079	$—

The current portion of inventory includes amounts which the Company expects to sell in the next twelve month period based on historical sales.

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

RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2019 and 2018. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2019	%	2018	%	2019	%	2018	%
Revenues	$9,451	100.0%	$9,427	100.0%	$32,138	100.0%	$30,229	100.0%
Cost of revenues	7,416	78.5%	7,131	75.6%	22,760	70.8%	21,774	72.0%
Gross profit	2,035	21.5%	2,296	24.4%	9,378	29.2%	8,455	28.0%
SG&A expense	2,901	30.7%	2,800	29.7%	8,886	27.6%	8,346	27.6%
Depreciation and amortization	207	2.2%	203	2.2%	613	1.9%	608	2.0%
Operating Loss	(1,073)	(11.4)%	(707)	(7.5)%	(121)	(0.4)%	(499)	(1.7)%
Total other expense	(17)	(0.2)%	(18)	(0.2)%	(50)	(0.2)%	(55)	(0.2)%
Loss before income taxes	(1,090)	(11.5)%	(725)	(7.7)%	(171)	(0.5)%	(554)	(1.8)%
Income tax expense (benefit)	35	0.4%	32	0.3%	105	0.3%	(28)	(0.1)%
Net Loss	$(1,125)	(11.9)%	$(757)	(8.0)%	$(276)	(0.9)%	$(526)	(1.7)%

THREE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

Total revenues for the three months ended March 31, 2019 of $9.5 million increased slightly compared to the total revenues for the three months ended March 31, 2018 of $9.4 million. The increase in revenue is mainly due to an increase in billings partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended March 31,
	2019	2018	Variance
BILLINGS BY MARKET:
Professional	$3,657	$3,178	$479
Retail	1,590	1,640	(50)
Home Health Care	1,640	1,872	(232)
Pharmaceutical Manufacturer	1,034	973	61
Assisted Living	632	657	(25)
Government	568	520	48
Environmental	25	44	(19)
Other	335	232	103
Subtotal	9,481	9,116	365
GAAP Adjustment *	(30)	311	(341)
Revenue Reported	$9,451	$9,427	$24

*Represents the net impact of the revenue recognition adjustments to arrive at reported generally accepted accounting principles ("GAAP") revenue. Customer billings include all invoiced amounts for products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. Most of the difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability. See Note 3 “Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

The components of billings by solution are as follows (dollar amounts in thousands, unaudited):

	Three-Months Ended March 31,
	2019	% Total	2018(3)	% Total
BILLINGS BY SOLUTION:
Mailbacks	$4,607	48.6%	$4,410	48.4%
Route-based pickup services	2,259	23.8%	1,888	20.7%
Unused medications	1,705	18.0%	1,832	20.1%
Third party treatment services	26	0.3%	44	0.5%
Other (1)	884	9.3%	942	10.3%
Total billings	9,481	100.0%	9,116	100.0%
GAAP adjustment (2)	(30)		311
Revenue reported	$9,451		$9,427

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly attributable to increased billings in the Professional ($0.5 million) market, partially offset by decreased billings in the Home Health Care ($0.2 million) market. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector made up of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who typically use a combination of the cost-effective and convenient Sharps Recovery SystemTM and the Company’s route-based pick-up services. The decrease in the Home Health Care billings was due to a shift in the timing of orders. Billings for Mailbacks increased 4.5% to $4.6 million as compared to $4.4 million in the prior year period and represented 48.6% of total billings. Billings for Route-Based Pickup Services increased 19.7% to $2.3 million as compared to $1.9 million in the prior year period and represented 23.8% of total billings. Billings for Unused Medications decreased 6.9% to $1.7 million as compared to $1.8 million in the prior year period and represented 18.0% of total billings.

Cost of revenues for the three months ended March 31, 2019 of $7.4 million was 78.5% of revenues. Cost of revenues for the three months ended March 31, 2018 of $7.1 million was 75.6% of revenues. The gross margin for the three months ended March 31, 2019 of 21.5% decreased compared to the gross margin for the three months ended March 31, 2018 of 24.4% due to higher than expected costs of sales related to a number of items including costs associated with a once every three years regulatry test required at the Company's treatment facility in Texas and the application of the revenue recognition standard which reduced gross margin.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2019 and 2018 were $2.9 million and $2.8 million, respectively. The increase in SG&A expense was due to continued investment in sales and marketing.

The Company reported an operating loss of $1.1 million for the three months ended March 31, 2019 as compared to $0.7 million in the prior year period. Operating loss increased primarily due to lower gross margin (discussed above).

The Company reported a loss before income taxes of $1.1 million for the three months ended March 31, 2019 as compared to $0.7 million for the prior year period. Loss before income taxes increased due to the increase in operating loss (discussed above).

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was (3.2)% and (4.4)%, respectively, primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets.

The Company reported a net loss of $1.1 million for the three months ended March 31, 2019 as compared to a net loss of $0.8 million for the prior year period. Net loss increased due to the increase in the operating loss (discussed above).

The Company reported basic and diluted loss per share of $0.07 for the three months ended March 31, 2019 as compared to $0.05 for the prior year period.

NINE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2018

Total revenues for the nine months ended March 31, 2019 of $32.1 million increased by $1.9 million, or 6.3%, over the total revenues for the nine months ended March 31, 2018 of $30.2 million. The increase in revenue is mainly due to increased billings in the Retail and Professional markets partially offset by decreased billings in the Pharmaceutical Manufacturer and Environmental markets. The net increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2019	2018	Variance
BILLINGS BY MARKET:
Professional	$11,159	$9,634	$1,525
Retail	8,002	5,621	2,381
Home Health Care	5,728	5,987	(259)
Pharmaceutical Manufacturer	2,684	3,972	(1,288)
Assisted Living	1,897	1,882	15
Government	1,708	1,484	224
Environmental	206	815	(609)
Other	874	636	238
Subtotal	32,258	30,031	2,227
GAAP Adjustment *	(120)	198	(318)
Revenue Reported	$32,138	$30,229	$1,909

*Represents the net impact of the revenue recognition adjustments to arrive at reported GAAP revenue. Customer billings include all invoiced amounts for products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. Most of the difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability.  See Note 3 “Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

The components of billings by solution are as follows (in thousands):

	Nine-Months Ended March 31,
	2019	% Total	2018(3)	% Total
BILLINGS BY SOLUTION:
Mailbacks	$18,343	56.9%	$16,784	55.9%
Route-based pickup services	6,465	20.0%	5,479	18.2%
Unused medications	4,694	14.6%	4,321	14.4%
Third party treatment services	206	0.6%	815	2.7%
Other (1)	2,550	7.9%	2,632	8.8%
Total billings	$32,258	100.0%	$30,031	100.0%
GAAP adjustment (2)	(120)		198
Revenue reported	$32,138		$30,229

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly due to an increase in the Retail ($2.4 million) and Professional ($1.5 million) markets, partially offset by decreases in the Pharmaceutical Manufacturer ($1.3 million) and Environmental ($0.6 million) markets. The increase in Retail billings was due mainly to a $2.0 million increase in flu shot-related orders and a $0.4 million increase in MedSafe billings. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The decrease in Environmental billings was due to lower third party treatment billings from our treatment facilities in Texas and Pennsylvania. The decrease in Pharmaceutical Manufacturer billings was mainly due to timing of inventory builds for patient support programs. Although there were new pharmaceutical manufacturer programs launched in fiscal 2019, the impact is offset by significant inventory builds for larger programs in the first half of fiscal 2018 which did not re-occur in fiscal 2019 due to their significant size. Billings for Mailbacks, which represented 56.9% of total billings, increased 9.3% to $18.3 million as compared to $16.8 million in the prior year period primarily related to the increase in billings related to flu related business. Billings for Route-Based Pickup Services increased 18.0% to $6.5 million as compared to $5.5 million in the prior year period and represented 20.0% of total billings. Billings for Unused Medications increased 8.6% to $4.7 million as compared to $4.3 million in the prior year period and represented 14.6% of total billings.

Cost of revenues for the nine months ended March 31, 2019 of $22.8 million was 70.8% of revenues. Cost of revenues for the nine months ended March 31, 2018 of $21.8 million was 72.0% of revenues. The gross margin for the nine months ended March 31, 2019 of 29.2% increased compared to the gross margin for the nine months ended March 31, 2018 of 28.0%. Gross margin was positively impacted for the nine months ended March 31, 2019 due to higher revenues than the prior year period.

SG&A expense for the nine months ended March 31, 2019 and 2018 was $8.9 million and $8.3 million, respectively. The increase in SG&A expense was due to continued investment in sales and marketing.

The Company reported an operating loss of $0.1 million for the nine months ended March 31, 2019 compared to an operating loss of $0.5 million for the nine months ended March 31, 2018. Operating loss decreased primarily due to higher revenue and higher gross margin (discussed above).

The Company reported loss before income taxes of $0.2 million for the nine months ended March 31, 2019 versus loss before income taxes of $0.6 million for the nine months ended March 31, 2018. Loss before income taxes decreased due to the decrease in operating loss (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2019 was (61.4)% primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets. The Company's effective tax rate for the nine months ended March 31,

2018 was 5.1% reflecting the impact of the 2017 tax law change on the Company's alternative minimum tax credits net of estimated state income tax expense.

The Company reported a net loss of $0.3 million for the nine months ended March 31, 2019 compared to net loss of $0.5 million for the nine months ended March 31, 2018.  Net loss decreased due to the decrease in the operating loss (discussed above).

The Company reported basic and diluted loss per share of $(0.02) for the nine months ended March 31, 2019 versus basic and diluted loss per share of $(0.03) for the nine months ended March 31, 2018.  Basic and diluted loss per share decreased due to the decrease in net loss (discussed above).

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

•
In July 2015 and December 2015, the Company augmented its network of medical and hazardous waste service providers with acquisitions of route-based pickup services in the Northeast serving Pennsylvania, Maryland, Ohio and other neighboring states. In July 2016, the Company acquired another route-based pickup service which expanded service to New York and New Jersey and strengthened the Company’s position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 12,200 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 38.5% of adults received a flu shot and 28.2% of flu shots for adults were administered in a retail clinic. Over the flu seasons from 2011 to 2019, the Company saw growth in six years off 10% to 36%, including a 30% increase in 2019, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

•	The Company’s strong financial position with a cash balance of $5.2 million, debt of $1.6 million and additional availability under the Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash remained relatively flat at $5.2 million at March 31, 2019 and June 30, 2018 due to the following:

•
Cash Flows from Operating Activities - Working capital decreased by $0.4 million to $9.9 million at March 31, 2019 from $10.3 million at June 30, 2018. The decrease in working capital is attributed primarily to:

•	an increase in accounts receivable of $0.4 million to $6.7 million at March 31, 2019 from $6.4 million at June 30, 2018 due to timing of billings and collections.

•	an increase in accounts payable and accrued liabilities of $0.5 million due to the timing of purchases and payments to vendors.

•
a decrease in current inventory of $0.4 million to $3.6 million at March 31, 2019 from $4.0 million at June 30, 2018 primarily due to reclassifications of inventory based on expected operating cycles and timing of inventory builds and purchases.

•	Cash Flows used in Investing Activities - Investing activities include permitting and capital expenditures of $0.9 million for normal permitting, plant and equipment additions.
.

•	Cash Flows used in Financing Activities - Financing activities include repayments of debt of $0.4 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the nine months ended March 31, 2019 and the year ended June 30, 2018.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement, which replaced the Company’s prior credit agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2019 was approximately 4.98%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At March 31, 2019, $1.6 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at March 31, 2019.

The Company has availability under the Credit Agreement of approximately $12.3 million ($5.9 million for the working capital and $6.4 million for the acquisitions) as of March 31, 2019. The Company also had $0.1 million in letters of credit outstanding as of March 31, 2019.

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

The Company utilizes performance bonds to support operations based on certain state requirements. At March 31, 2019, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, guidance for leases was issued, which requires balance sheet recognition for rights and obligations of all leases with terms in excess of twelve months. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted. The Company is in the process of completing its evaluation of the impact of the new guidance on its consolidated financial statements and related disclosures. The new guidance can be applied using a modified retrospective approach at the beginning of the earliest period presented, or at the beginning of the period in which it is adopted. The Company expects to adopt the standard using the modified retrospective approach, which involves retrospectively adopting the standard by recording a cumulative effect adjustment, as of July 1, 2019. The Company expects to apply the package of practical expedients to not reassess prior conclusions related to (i) contracts containing leases, (ii) lease classification and (iii) initial direct costs. The Company also expects to make the accounting policy election for short-term leases, or leases with terms of twelve months or less, therefore the lease payments will be recorded as an expense on a straight line basis over the lease term. The Company has engaged a third-party service provider to assist in its implementation of the new lease standard, including implementation of the software package offered by the service provider to manage and account for leases under the new guidance. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company and its implementation of the new lease standard.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of March 31, 2019, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2019.

Changes in Internal Control

During the three months ended March 31, 2019, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2018 for the Company’s risk factors. During the period ended March 31, 2019, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 1, 2019	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 1, 2019	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)