Form 10-K
period 2019-06-30
SHARPS COMPLIANCE CORP
filed 2019-08-28
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $45.6 million (based on the closing price of $3.45 on December 31, 2018 as reported by The NASDAQ Capital Market). For purposes of this computation only,all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive offices, directors or 10% beneficial owners are affiliates.
The number of common shares outstanding of the Registrant was 16,137,513 as of August 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 21, 2019 are incorporated by reference into Part III.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
TABLE OF CONTENTS *
ANNUAL REPORT ON FORM 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company (as defined below) and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “will,” “may,” “position,” “plan,” “potential,” “continue,” “anticipate,” “believe,” “expect,” “estimate,” “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect known and unknown risks, uncertainties and assumptions related to certain factors, including without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties. The Company does not intend to update these forward-looking statements.
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
Over the past few years, the Company has made a series of investments to build a robust direct service, route-based, pickup offering for medical, pharmaceutical and hazardous waste. We have built an infrastructure capable of covering more than 55% of the U.S. population with permitted trucks, transfer stations and treatment facilities. We continue to add routes and the infrastructure required for operational efficiency to reach more customers and prospects directly. Our route-based services, matched with comprehensive mailback solutions, offer us a key differentiator in the market and the ability to capitalize on larger or regional contracts within the healthcare market. With the growth in infrastructure to support the route-based service, we have strategically added new distribution for faster and more cost-effective delivery of products to customers.
We continue to develop new solutions to meet market demands. Over the past five years we have added a robust portfolio of ultimate-user medication disposal solutions for controlled substances, DEA-inventory controlled medication disposal for professionals, the Black Pail Program for disposal of most unused inventory of drugs, route-based services for medical, pharmaceutical and hazardous waste, the TakeAway Recycle System™ for single-use devices ("SUDs") and the Hazardous Drug Spill Control Kit™, a USP <800> (as defined below) compliant spill kit for cleanup of chemotherapy and other hazardous drug spills.
As hospitals and surgery centers increase their sustainability efforts, they are looking for ways to recycle more materials, such as SUDs. SUDs are constructed of materials capable of being recycled, including plastics, metals, circuit boards and batteries. With a greater emphasis for more sustainable solutions, the TakeAway Recycle System is a much-needed complement to the single-use device market.
We have developed a simple one-step program to safely and compliantly manage the unused inventory of pharmaceuticals. The Black Pail Program for Rx consists of one container for the disposal of excess drugs, including Resource Conservation and Recovery Act ("RCRA") hazardous medications, controlled pharmaceutical wastage, and non-controlled, non-hazardous medications.
We are expanding our hazardous waste direct pickup service to all the states in which we currently pick up medical waste. Most healthcare professionals have hazardous waste in addition to medical waste. By also transporting hazardous waste, we have a competitive advantage over local haulers while still offering cost-effective pricing.
Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas. Our telephone number at that location is (713) 432-0300. We currently have 159 full-time employees and 5 part-time employees. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas.
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
In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste at its treatment facility located in northeastern Pennsylvania. The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and doubles as a distribution center of mailback solutions. It has been in operation since November 2016.
SOLUTIONS OVERVIEW
We offer a broad line of product and service solutions to manage the medical waste and unused dispensed medications generated by our customers. Our primary solutions include the following:

Sharps Recovery System™ (also known as the industry-leading Sharps Disposal by Mail System®) : a comprehensive solution for the containment, transportation, treatment and tracking of regulated medical waste generated outside the hospital and large health care facility setting. The Sharps Recovery System includes a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to twenty gallons; USPS-approved shipping box with prepaid priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a bag for additional containment and complete documentation and tracking manifest. The Sharps Recovery System is transported to our owned or contracted facilities for treatment. Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharpsTracer® system.
TakeAway Recovery System: innovative system designed for simplified and environmentally-friendly treatment of used needles, syringes, and other used healthcare products. The TakeAway Recovery System includes a sharps container in sizes ranging from one quart to thirty gallons; a prepaid-UPS return shipping box, absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a bag for additional containment and complete documentation and tracking manifest. The TakeAway Recovery System is transported to our owned or contracted facilities for treatment. Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharsTracer® system.
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
Black Pail Program for Rx: one-step solution with minimal segregation for the disposal of most pharmaceuticals, excluding aerosols and controlled substances. This 5-gallon pail includes the delivery, containment, pickup and proper disposal of unused inventory medications for one all-inclusive price.
Hazardous Drug Spill Control Kit™: in response to the United States Pharmacopeia ("USP") publishing General Chapter <800> ("USP <800>") which sets standards for handling hazardous drugs ("HD") in healthcare settings effective December 2019, the Company launched this USP <800> compliant spill kit for the cleanup of chemotherapy and other HD spills.
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
Other Solutions: a wide variety of other solutions including TakeAway Environmental Return System™, SharpsTracer ®, Sharps Secure ® Needle Disposal System, Complete Needle™ Collection & Disposal System,  Pitch-It IV™ Poles, Asset Return System, Sharps ® Medical Waste Management System (“MWMS”) and Spill Kit Recovery System.
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
The Company believes its growth opportunities are supported by the following:

•
A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 55% of the U.S. population.

•
From July 2015 to July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 12,900 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 44.9% of U.S. adults received a flu shot and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2019, the Company saw growth in six years of 10% to 36%, including a 30% increase in 2019, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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
Diverse product markets.
Sharps offers services and products to a wide variety of end markets. The Company’s growth strategies are focused on our key markets which include professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), assisted living and long-term care facilities, government agencies, home healthcare, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal.

Our billings by market for the years ended June 30, 2019, 2018 and 2017 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2019	2018	2017
BILLINGS BY MARKET*:
Professional	34%	33%	31%
Retail	26%	20%	19%
Home Health Care	17%	20%	21%
Pharmaceutical Manufacturer	9%	11%	16%
Assisted Living	6%	7%	6%
Government	5%	5%	4%
Environmental	1%	2%	1%
Other	2%	2%	2%
	100%	100%	100%
*Customer billings, a non-GAAP measure, includes all invoiced amounts for products shipped during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain rebates, product returns, and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. Most of the difference between customer billings and GAAP revenue is reflected in the Company's balance sheet as contract liability. See Note 2 “Summary of Significant Accounting Policies” in “Notes to Consolidated Financial Statements”. The Company believes this information about customer billings is useful to investors and other interested parties.
Increased state and federal regulatory attention.
To protect citizens and waste workers from needle stick injuries, ten states have passed state-wide legislation or regulations making it illegal to discard used sharps into household trash. Numerous cities, such as Seattle, have passed ordinances making household sharps disposal illegal. Almost all other states, as well as the District of Columbia and territories have passed strict guidelines regarding home sharps disposal. Whether legislation or strict guidelines, most of the U.S. population is required or strongly encouraged to not place used sharps in the household trash. In addition, certain states and counties have passed ordinances requiring businesses such as hospitals and those that sell syringes to the public, such as retail pharmacies and veterinary clinics, to take back syringes, once used, in regulatory-compliant sharps containers at no charge to the consumer.
In order to reduce accidental poisonings and pollution of our water and municipal water systems, twenty-two states and the District of Columbia have introduced legislation over the last few years intended to manage the disposal of consumer unused medications. Seven states and the District of Columbia have successfully passed such legislation. Passed or pending legislation related to disposal of consumer medications covers about two-thirds of the U.S. population. Further, since 2009, the federal government, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications and in some cases home sharps disposal. State regulatory agencies are also addressing this issue, including multiple states which now require healthcare providers to avoid sewer and trash disposal of non-hazardous unused medications within their facilities. States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. However, other states such as Colorado and Florida are now requiring even small healthcare providers to segregate unused medications for proper disposal. In 2010, Congress passed the Secure and Responsible Drug Disposal Act, leading to DEA changes to the Controlled Substances Act in 2014, allowing certain DEA registrants to collect controlled substances from the public. Collection receptacles can now be found in retail pharmacies, long-term care facilities and hospitals throughout the country.
The Environmental Protection Agency (“EPA”) has recently passed regulations that will affect the healthcare industry including the Generator Improvement Rule passed in November 2016 and the Management Standards for Hazardous Waste Pharmaceuticals passed in February 2019 (the “Pharmaceutical Rule”). The Pharmaceutical Rule mandates that healthcare facilities compliantly manage the hazardous waste pharmaceuticals that are generated on their sites and prohibits the “sewering” of any hazardous waste pharmaceutical by healthcare facilities beginning August 2019. As state adoption of these federal regulations occurs over the next 24 months and enforcement of these statutes increases, more companies could turn to solutions such as ours to help manage their hazardous waste and provide needed regulatory compliance. We believe we are well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

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

Many of our customers who currently use the Sharps Recovery System and TakeAway Recovery System could also benefit from the TakeAway Medication Recovery System, Medsafe, our hazardous waste solutions, our universal waste solutions or other specialized products. Although currently focused primarily on the proper management of medical and pharmaceutical wastes generated by medical professionals, pharmacies (including chains and mail order), assisted living facilities and other related organizations will develop needs for our other product lines as they expand their patient service offerings. As an entrenched and value-added supplier of treatment solutions, we believe the Company has the ability to capture incremental business from our existing customers.
The Company’s Pharmaceutical Manufacturer billings have grown from $0.3 million to $4.1 million for the years ended June 30, 2011 and 2019, respectively. We continue to see increased interest in our patient support program solution among pharmaceutical manufacturers as it relates to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes. The patient support programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer system tracks the return of the Sharps Recovery System by the patient to the treatment facility and then makes available to the pharmaceutical manufacturer electronic data. This data assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up, which potentially could lead to better outcomes. We believe the Company is a leader in providing solutions of this type to this market.
We are positive about anticipated growth opportunities in the Retail market. According to the CDC, 44.9% of U.S. adults received a flu shot and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2019, the Company saw growth in six years of 10% to 36%, including a 30% increase in 2019, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.
Active Acquisition Program
Over the past five years, the Company has developed a network of medical and hazardous waste service providers including those with route-based pickup services, which allows the Company to serve the entire U.S. medical and hazardous waste market. The Company has acquired three route-based pickup service companies in the Northeast from July 2015 to July 2016. To improve operational efficiencies, the Company has opened offices and transfer stations in strategic locations. Through a combination of acquisitions and organic growth, the Company now offers route-based pickup services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States. The Company directly serves more than 12,900 customer locations with route-based pickup services offered to areas encompassing over 55% of the U.S. population.
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
As we grow, we continue to focus marketing and sales efforts designed to educate professional offices, retail pharmacies and clinics, assisted living and long-term care facilities, home healthcare, government, pharmaceutical manufacturers and other commercial organizations on the benefits of our solutions and the need for safe, cost-effective and environmentally-friendly methods of medical, pharmaceutical and hazardous waste treatment. We believe that the full-service nature of our offerings and the ease and convenience of our mail- and ship-back delivery system will attract new customers who are not yet aware of the services we provide. We believe future growth will be driven by the need for our customers to properly document and track the disposal of their waste to maintain compliance with new and existing legislation. We believe our understanding of the legislative process and focus on accurate and thorough electronic tracking of waste disposal or treatment will provide substantial benefits to new customers looking to comply with new standards and promote environmentally cleaner business practices.
Enhance sales and marketing efforts.

Over the past five years, the Company has made ongoing investments in sales and marketing initiatives to drive growth in two areas:

•
Web and Inside Sales – Through targeted telemarketing initiatives (inside sales), e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company’s innovative solution offerings with a focus on individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities.

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
CONCENTRATION OF CREDIT AND SUPPLIERS
There is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2019, two customers represented approximately 27% of revenue. One of these customer also represented approximately 19%, or $1.7 million of the total accounts receivable balance at June 30, 2019. For the fiscal year ended June 30, 2018, one customer represented approximately 17% of revenue and 13%, or $0.8 million, of the total accounts receivable balance at June 30, 2018. For the fiscal year ended June 30, 2017, one customer represented approximately 17% of revenue. We may be adversely affected by our dependence on a limited number of high volume customers. Management believes that the risks are mitigated by (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of our traditional customer base.
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
INTELLECTUAL PROPERTY
We have a portfolio of trademarks and patents, both granted and pending. We consider our trademarks important in the marketing of our products and services, including the Sharps logo, Sharps Recovery System, TakeAway Medication Recovery System, MedSafe, SharpsTracer, Sharps Secure, TakeAway Environmental Return System, Complete Needle and PELLA-DRX™ among others. With respect to our registered marks, we continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future. We have a number of patents issued over the period from June 1998 to December 2018, including those applicable to some of the unique design features of our MedSafe solution (patent number US 10,150,613), our PELLA-DRX waste conversion process (patent numbers US 8,163,045, US 8,100,989, US 8,268,073 and US 4,440,534), our Sharps Secure Needle Disposal System (patent numbers US 8,162,139 and US 8,235,883), our unique design features related to the TakeAway Environmental Return System drop-off boxes (patent number US 8,324,443) and our Complete Needle Collection & Disposal System (patent number US 4,463,106). We have patents pending on our MWMS rapid deployment system and additional features of our MedSafe solution.

Solely for convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K may appear without the ® or ™, but such references are not intended to indicate, in any way, that we will not assert to the fullest extent under applicable law our rights to such trademarks and service marks.
COMPETITION
There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete in certain markets with Stericycle, the largest medical waste company in the country, which focuses primarily on a pickup service business model. With the addition of the route-based pickup services offered on a direct basis covering over 55% of the U.S. population throughout the South, Southeast and Northeast and through a network of medical and hazardous waste services providers, the Company believes it is well positioned with its comprehensive medical waste management offering to compete with Stericycle. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications (including controlled substances), it could face additional and possibly significant competition. We believe our comprehensive line of proven solution offerings, comprehensive medical waste management service offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically-integrated producer of products and services provide significant differentiation in the current competitive market.
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
We continued to experience core revenue growth in fiscal year 2019 as we saw the benefits of our marketing activities in all of our target markets. Revenue increased 10% to $44 million for the fiscal year ended June 30, 2019 driven by increases in the retail, professional and government markets due mainly to increased flu shot related orders, increased route-based pickup services, increased order activity for unused medication solutions, including the MedSafe, and targeted telemarketing initiatives and promotional activities.  The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need at some point to add operations, administrative and other personnel and to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis or expand our operations and systems to the extent and in the time required.
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
We are dependent on a small group of customers. In addition, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2019, two customers represented approximately 27% of revenues. One of these customers also represented approximately 19%, or $1.7 million, of the total accounts receivable balance as of June 30, 2019. To the extent significant customers are delinquent or delayed in paying, or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.
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
The handling, transportation and disposal or treatment of regulated waste carries with it the risk of personal injury to employees and others.
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
The Credit Agreement and the Loan Agreement, as defined in Note 5 “Notes Payable and Long-Term Debt” in “Notes to the Consolidated Financial Statements,” contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2021 for the working capital portion of the Credit Agreement, and the Loan Agreement also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
Our ability to comply with the covenants and restrictions contained in the Credit Agreement and the Loan Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate commitments, cease making further loans, require cash collateralization of letters of credit, cause its loans to become due and payable in full and force us into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.
An inability to win additional government contracts could have a material adverse effect on our operations and adversely affect our future revenue.
Although the Company has secured some U.S. government business during fiscal year 2019, there can be no assurances that future periods will include similar business. All contracts with, or subcontracts involving, the federal government are terminable or subject to renegotiation by the applicable governmental agency on 30 days notice at the option of the governmental agency. If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.
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
The Company’s common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED.” The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Over the past three years, the Company’s common stock has had an average trading volume of approximately 22,000 shares traded per month. It may be difficult for investors to sell shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.
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
Effective internal control is necessary for us to provide reliable financial reports and prevent and detect errors or fraud. If we cannot provide reliable financial reports or prevent or detect errors or fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.
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

ITEM 2. PROPERTIES
The Company utilizes approximately 250,000 square feet of space across the U.S. including space for corporate offices in Houston, Texas. Sharps has manufacturing, assembly, storage, distribution and warehousing operations as well as two (2) fully-permitted facilities that house our processing and treatment operations. Our processing and treatment facilities which, are located in Carthage, Texas and in Nesquehoning, Pennsylvania, are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healthcare related waste per day. The Company owns one of these processing and treatment facilities and leases all other spaces. The leases expire between fiscal years 2019 to 2024 with options to renew ranging from 1 years to 5 years.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information: The Company’s common stock is quoted on the NASDAQ capital market under the symbol “SMED”. Over the past three years, the Company’s common stock has had an average trading volume of approximately 22,000 shares traded per month. The table below sets forth the high and low closing prices of the Company’s common stock on the NASDAQ for each quarter within the last two fiscal years.

	Common Stock
	High	Low
Fiscal Year Ending June 30, 2018
First Quarter	$5.67	$4.17
Second Quarter	$4.94	$3.75
Third Quarter	$5.06	$3.96
Fourth Quarter	$4.75	$3.50
Fiscal Year Ending June 30, 2019
First Quarter	$3.83	$3.19
Second Quarter	$4.01	$3.07
Third Quarter	$4.00	$3.17
Fourth Quarter	$3.68	$3.23
Stockholders: At August 26, 2019, there were 16,137,513, shares of common stock held by approximately 146 holders of record; however, the Company believes the number of beneficial owners exceeds this number. The last reported sale of the common stock on August 26, 2019 was $4.19 per share.
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

Securities Authorized for Issuance under Equity Compensation Plans:
The following equity compensation plan information is provided as of June 30, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
2010 Stock Plan as approved by shareholders (1) (2)	1,293,449	$4.26	1,037,862
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
ITEM 6. SELECTED FINANCIAL DATA
The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands except earnings per share data):

	Year Ended June 30,
	2019	2018	2017	2016	2015
Revenues	$44,312	$40,141	$38,188	$33,383	$30,902
Operating Income (Loss)	$447	$(577)	$(1,187)	$5	$1,236
Net Income (Loss)	$214	$(672)	$(1,293)	$13	$1,160

Net Income (Loss) per share:
Basic	$0.01	$(0.04)	$(0.08)	$0.00	$0.08
Diluted	$0.01	$(0.04)	$(0.08)	$0.00	$0.07

Total Assets	$36,040	$33,231	$34,464	$30,147	$29,751
Total Debt	$1,465	$2,002	$2,603	$—	$—
Cash	$4,512	$5,155	$4,675	$12,435	$15,157
Working Capital	$10,575	$10,258	$10,488	$17,232	$19,623
Total Stockholders’ Equity	$26,126	$25,174	$25,287	$23,843	$23,586
Notes:

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. See “Information Regarding Forward Looking Statements and "Item 1A, Risk Factors.”
RESULTS OF OPERATIONS

The following analyzes changes in the consolidated operating results and financial condition of the Company during the years ended June 30, 2019, 2018 and 2017, respectively. The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2019	%	2018	%	2017	%
Revenues	$44,312	100.0%	$40,141	100.0%	$38,188	100.0%
Cost of revenues	31,042	70.1%	28,739	71.6%	26,351	69.0%
Gross profit	13,270	29.9%	11,402	28.4%	11,837	31.0%
SG&A expense	12,003	27.1%	11,168	27.8%	12,223	32.0%
Depreciation and amortization	820	1.9%	811	2.0%	801	2.1%
Operating income (loss)	447	1.0%	(577)	(1.4)%	(1,187)	(3.1)%
Other expense	(63)	(0.1)%	(74)	(0.2)%	(102)	(0.3)%
Income (loss) before income taxes	384	0.9%	(651)	(1.6)%	(1,289)	(3.4)%
Income tax expense	170	0.4%	21	0.1%	4	0.0%
Net income (loss)	$214	0.5%	$(672)	(1.7)%	$(1,293)	(3.4)%
YEAR ENDED JUNE 30, 2019 AS COMPARED TO YEAR ENDED JUNE 30, 2018
Total revenues for the fiscal year ended June 30, 2019 of $44.3 million increased by $4.2 million, or 10.4%, from the total revenues for the fiscal year ended June 30, 2018 of $40.1 million. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2019	2018	Variance
BILLINGS BY MARKET:
Professional	$15,071	$13,110	$1,961
Retail	11,481	7,885	3,596
Home Health Care	7,800	7,989	(189)
Pharmaceutical Manufacturer	4,146	4,482	(336)
Assisted Living	2,542	2,515	27
Government	2,468	2,074	394
Environmental	290	891	(601)
Other	1,175	818	357
Subtotal	44,973	39,764	5,209
GAAP Adjustment *	(661)	377	(1,038)
Revenue Reported	$44,312	$40,141	$4,171
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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings):

	Year Ended June 30,
	2019	% Total	2018 (3)	% Total
BILLINGS BY SOLUTION:
Mailbacks	$25,162	55.9%	$21,895	55.1%
Route-based pickup services	9,029	20.1%	7,492	18.8%
Unused medications	6,936	15.4%	5,907	14.9%
Third party treatment services	290	0.6%	891	2.2%
Other (1)	3,556	8.0%	3,579	9.0%
Total billings	$44,973	100.0%	$39,764	100.0%
GAAP adjustment (2)	(661)		377
Revenue reported	$44,312		$40,141

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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
The increase in billings was primarily attributable to increased billings in the Retail ($3.6 million), Professional ($2.0 million), and Government ($0.4 million) markets. The increase was partially offset by decreased billings in the Environmental ($0.6 million) and Pharmaceutical Manufacturer ($0.3 million) markets. The increase in Retail billings was due mainly to a $2.8 million increase in flu shot-related orders and a $0.8 million increase in MedSafe billings. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The increase in Government market billings was due primarily to billings for unused medication related orders. The decrease in Environmental billings was due to lower third party treatment billings from our treatment facilities in Texas and Pennsylvania. The decrease in Pharmaceutical Manufacturer billings was mainly due to timing of inventory builds for patient support programs. Although there were new pharmaceutical manufacturer programs launched in fiscal 2019, the impact is offset by significant inventory builds for larger programs in the first half of fiscal 2018 which did not re-occur in fiscal 2019 due to their significant size. Billings for Mailbacks in the year ended June 30, 2019 increased 14.9% to $25.2 million as compared to $21.9 million in 2018 and represented 56% of total billings. Billings for Route-Based Pickup Services increased 21% to $9.0 million in the year ended June 30, 2019 due to organic growth as compared to $7.5 million in 2018 and represented 20% of total billings. Billings for Unused Medications increased 17% to $6.9 million in the year ended June 30, 2019 as compared to $5.9 million in 2018 and represented 15% of total billings.
Cost of revenue for the year ended June 30, 2019 of $31.0 million was 70.1% of revenue. Cost of revenue for the year ended June 30, 2018 of $28.7 million was 71.6% of revenue. The gross margin for the year ended June 30, 2019 of 29.9% increased compared to the gross margin for the year ended June 30, 2018 of 28.4%. Gross margin was positively impacted for the year ended June 30, 2019 due to higher revenues than the prior year.
Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2019 and 2018 were $12.0 million and $11.2 million, respectively. The increase in SG&A expense was due to continued investments in sales and marketing.
The Company recorded operating income of $0.4 million for the year ended June 30, 2019 compared to an operating loss of $0.6 million for the year ended June 30, 2018. The operating income increased mainly due to higher revenue and higher gross margin (discussed above).

The Company reported income before income taxes of $0.4 million for the year ended June 30, 2019 compared to loss before income taxes of $0.7 million for the year ended June 30, 2018. Income before income taxes increased due to the increase in operating income (discussed above).
The Company’s effective tax rate for the years ended June 30, 2019 and 2018 was 44.3% and (3.2)%, respectively. The 2019 effective tax rate is primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets and state income taxes. The 2018 effective tax rate reflects the impact of the 2017 tax law change on the Company's alternative minimum tax credits net of estimated state income tax expense and deferred tax expenses related to indefinite lived assets.
The Company reported a net income of $0.2 million for the year ended June 30, 2019 compared to a net loss of $0.7 million for the year ended June 30, 2018. Net income increased due to the increase in operating income (discussed above).
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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings):

	Year Ended June 30,
	2018 (3)	% Total	2017 (3)	% Total
BILLINGS BY SOLUTION:
Mailbacks	$21,895	55.1%	$24,570	64.4%
Route-based pickup services	7,492	18.8%	6,348	16.6%
Unused medications	5,907	14.9%	3,377	8.9%
Third party treatment services	891	2.2%	413	1.1%
Other (1)	3,579	9.0%	3,425	9.0%
Total billings	$39,764	100.0%	$38,133	100.0%
GAAP adjustment (2)	377		55
Revenue reported	$40,141		$38,188

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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
The increase in billings was primarily attributable to increased billings in the Professional ($1.1 million), Retail ($0.9 million), Environmental ($0.5 million) and Government ($0.4 million) markets. The increase was partially offset by decreased billings in the Pharmaceutical Manufacturer market ($1.5 million). The increase in Professional market billings is due to organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System and the Company’s route-based pickup services. The increase in Retail market billings was due mainly to increased order activity for unused medication solutions, including the MedSafe. The increase in Environmental market billings was due to higher third party treatment billings from our treatment facilities in Texas and Pennsylvania. The increase in Government market billings was due primarily to billings for unused medication related orders. The decrease in Pharmaceutical Manufacturer market billings was mainly due to timing of inventory builds for patient support programs. Billings for Mailbacks in the year ended June 30, 2018 decreased 11% to $21.9 million as compared to $24.6 million in 2017 and represented 55% of total billings. Billings for Route-Based Pickup Services increased 18% to $7.5 million in the year ended June 30, 2018 due to organic growth as compared to $6.3 million in 2017and represented 19% of total billings. Billings for Unused Medications increased 75% to $5.9 million in the year ended June 30, 2018 as compared to $3.4 million in 2017 and represented 15% of total billings.
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

SG&A expenses for the year ended June 30, 2018 and 2017 were $11.2 million and$12.2 million, respectively. SG&A expenses for the year ended June 30, 2017 included $0.7 million of acquisition related costs associated with the completion of the Company’s acquisition of Citiwaste. Without these acquisition related costs, SG&A decreased 3.0% compared to the prior year period due to the Company’s ongoing investment in sales and marketing initiatives.

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
The Company believes its growth opportunities are supported by the following:

•
A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 55% of the U.S. population.

•
From July 2015 to July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 12,900 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 44.9% of U.S. adults received a flu shot and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2019, the Company saw growth in six years of 10% to 36%, including a 30% increase in 2019, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

•	The Company’s strong financial position with a cash balance of $4.5 million and debt of $1.5 million (in each case, as of June 30, 2019) and additional availability under the Credit Agreement.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash decreased by $0.6 million to $4.5 million at June 30, 2019 from $5.2 million at June 30, 2018 due to the following:

•
Cash Flows from Operating Activities - Working capital increased by $0.3 million to $10.6 million at June 30, 2019 from $10.3 million at June 30, 2018. Despite the decrease in cash, working capital increased due to the offsetting impacts of :

•	an increase in accounts receivable of $2.9 million to $9.3 million at June 30, 2019 from $6.4 million at June 30, 2019 due to timing of billings and collections,

•	an increase in accounts payable and accrued liabilities of $1.5 million due to purchases and payments to vendors,

•	an increase in the net contract liability of $0.7 million due to increased revenue for mailbacks and unused medications.

•	Cash Flows used in Investing Activities - Investing activities include permitting and capital expenditures of $1.0 million for normal plant and equipment additions.

•	Cash Flows used in Financing Activities – Financing activities include repayments of debt of $0.5 million.
Off-Balance Sheet Arrangements
The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the years ended June 30, 2019, 2018 and 2017.
Credit Facility
On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“Credit Agreement”). The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2019 was approximately 5.05%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility. At June 30, 2019, $1.5 million was outstanding related to the acquisition portion of the credit facility which matures March 2022. No amounts were outstanding under the working capital portion of the credit facility at June 30, 2019.
The Company has availability under the Credit Agreement of $12.4 million ($5.9 million for the working capital and $6.5 million for the acquisitions) as of June 30, 2019. The Company also had $0.1 in letters of credit outstanding as of June 30, 2019.
The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2021 for the working capital portion of the Credit Agreement, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement. The Company was in compliance with all the financial covenants under the Credit Agreement as of June 30, 2019.
On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which would be a rate of 4.79% on August 21, 2019. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.The Loan Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio and a minimum debt service coverage ratio as described therein consistent with the current Credit Agreement. Both the Credit Agreement and Loan Agreement also contain customary events of the Company's default which, if uncured, may terminate the Credit Agreement or Loan Agreement and require, among other things immediate repayment of all indebtedness to the lenders.

The Company utilizes performance bonds to support operations based on certain state requirements. At June 30, 2019, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.
Management believes that the Company’s current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for the twelve months ending August 31, 2020 and beyond.

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
The Company also leases 54,228 square feet of space in Pennsylvania, including 40,000 square feet, which the Company utilizes as a fully-permitted facility to house a treatment and distribution facility. The facility is permitted as both a medical waste treatment facility, utilizing an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day.
CRITICAL ACCOUNTING POLICIES
Revenue Recognition: The Company recognizes revenue, net of applicable sales tax, when performance obligations are satisfied through the transfer of control of promised goods or services to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the promised goods or services. Outbound shipping and handling activities to customers are considered fulfillment activities with the exception of mailbacks sold as part of the vendor managed inventory ("VMI") program. Shipping and handling are considered separate performance obligations for mailbacks sold under the VMI program. For performance obligations satisfied at a point in time, which applies to all contracts except for route-based pickup services, revenue recognition occurs when there is a transfer of control or completion of service. For performance obligations satisfied over time, which applies to the route-based pickup services, revenue is recognized in the amount to which the Company has a right to invoice pursuant to the right to invoice practical expedient. Provisions for certain rebates, product returns and discounts to customers are estimated at the inception of the contract, updated as needed throughout the contract term, and accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.
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

The contract asset is related to VMI service agreements within the mailbacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. Incremental costs to obtain contracts that are deemed to be recoverable under the new accounting guidance, primarily related to the payment of sales incentives for contracts in the route-based pickup service category, are capitalized as contract costs and included in prepaids and other current assets.

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
The Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, contained significant changes to U.S. Tax law, including lowering the U.S. corporate tax rate to 21% and the repeal of the corporate alternative minimum tax for tax years beginning on or after January 1, 2018. Other provisions in the 2017 tax reform such as interest deductibility, changes to executive compensation plans, full expensing provisions for business assets, other new minimum taxes and international taxation modifications are not expected to have material implications to the Company's financial statements. Given the repeal of the corporate alternative minimum tax, existing alternative minimum tax credit carryovers are to be refunded beginning in 2018. Therefore, a deferred tax asset is recorded for $0.1 million as of June 30, 2019 and no valuation allowance is in place related to this deferred tax asset. The deferred tax asset is offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, in the amount of $0.3 million, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets for a net deferred tax liability of $0.2 million. A deferred tax asset of $0.2 million was recorded as of June 30, 2018 for the alternative minimum tax credit carryforward which was offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, in the amount of $0.2 million for a net deferred tax asset of $8,000.
Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2019, 2018 and 2017.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, guidance for leases was issued, which requires balance sheet recognition of lease assets and lease liabilities for all leases. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted. The Company has substantially completed its analysis to evaluate the impact that the new guidance will have on its consolidated financial statements and related disclosures. The Company intends to adopt the standard using the modified retrospective approach and recognize a cumulative effect adjustment to assets and liabilities for existing leases as of July 1, 2019. As a result of our analysis, the Company determined the following:

•
Approximately 50 leases have been identified, substantially all of which are expected to be classified as operating leases. For these real estate, equipment and vehicle operating leases, we expect to recognize new right of use (“ROU”) assets and lease liabilities on our balance sheet.

•
The Company intends to apply the package of practical expedients to not reassess prior conclusions related to (i) contracts containing leases, (ii) lease classification and (iii) initial direct costs. The Company will not adopt the practical expediency surrounding the use of hindsight to determine lease term, termination and purchase options, or in assessing impairment of ROU assets.

•
The Company also intends to make the accounting policy election for short-term leases, or leases with terms of twelve months or less, therefore the lease payments will be recorded as an expense on a straight-line basis over the lease term with no ROU asset or lease liability recorded.

•
The Company has elected to exclude non-lease components of a lease arrangement from the ROU asset and liability for certain asset classes such as real estate and field equipment leases but will include non-lease components of a lease arrangement in the ROU asset and liability for office equipment and automobiles.

•
The Company has engaged a third-party service provider to assist in its implementation of the new lease standard, including implementation of the software package offered by the service provider to manage, account for and develop disclosures for leases under the new guidance.

On adoption, we currently expect to recognize additional operating liabilities ranging from $4.0 million to $5.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company and the notes thereto, and the related reports of the Company’s independent registered public accounting firms thereon are referenced as pages F-1 to F-21 and are included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of June 30, 2019 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2019.
Changes in Internal Controls
During the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) . Based on the assessment, the Company’s management concluded that, as of June 30, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 21, 2019.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 21, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 21, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC, relating to its Annual Meeting of Stockholders to be held on November 21, 2019.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC relating to its Annual Meeting of Stockholders to be held on November 21, 2019.

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

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed herewith).
3.4	Amended and Restated Bylaws of Sharps Compliance Corp dated May 23, 1994 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed November 19, 2010).
4.1	Specimen Stock Certificate (incorporated by reference from Exhibit 4.4 to Form 10KSB40 (File No. 000-22390; Film No. 98716804), filed September 29, 1998).
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

10.6
Third Amendment to Lease Agreement dated February 6, 2015, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2015).

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

10.21
First Modification to Loan Agreement dated June 29, 2018, by and between Sharps Compliance Inc. of Texas and a commercial bank (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report Form 10-K, filed on August 22, 2018).

10.22
Fifth Amendment to Lease Agreement dated August 21, 2019, between Sharps Compliance, Inc. and IND HOUTEX TTP Legacy, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on August 23, 2019.

10.23
Construction and Term Loan Agreement dated August 21, 2019, between Sharps Environmental Services, Inc. and a commercial bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 23, 2019).

10.24
Master Equipment Finance Agreement dated August 21, 2019, between Sharps Environmental Services, Inc. and a commercial bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 23, 2019).

21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1+	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2+	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	This exhibit is a management contract or a compensatory plan or arrangement.
+
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SHARPS COMPLIANCE CORP.

Dated: August 28, 2019	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 28, 2019	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President and Director
(Principal Executive Officer)

Dated: August 28, 2019	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 28, 2019	By: /s/ F. GARDNER PARKER
F. Gardner Parker
Director

Dated: August 28, 2019	By: /s/ JOHN W. DALTON
John W. Dalton
Director

Dated: August 28, 2019	By: /s/ PARRIS H. HOLMES
Parris H. Holmes
Director

Dated: August 28, 2019	By: /s/ SHARON R. GABRIELSON
Sharon R. Gabrielson
Chair of the Board of Directors

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Sharps Compliance Corp.
Houston, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (the “Company") as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
August 28, 2019

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$4,512	$5,155
Accounts receivable, net	9,289	6,370
Inventory	3,770	3,986
Contract asset	260	—
Prepaid and other current assets	922	739
TOTAL CURRENT ASSETS	18,753	16,250
PROPERTY, PLANT AND EQUIPMENT, net	5,867	6,572
INVENTORY, net of current portion	1,046	—
OTHER ASSETS	443	149
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	3,196	3,525
TOTAL ASSETS	$36,040	$33,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,946	$1,500
Accrued liabilities	2,213	2,061
Current maturities of long-term debt	517	537
Contract liability	2,502	1,894
TOTAL CURRENT LIABILITIES	8,178	5,992
CONTRACT LIABILITY, net of current portion	503	470
OTHER LIABILITIES	42	130
DEFERRED TAX LIABILITY	243	—
LONG-TERM DEBT, net of current portion	948	1,465
TOTAL LIABILITIES	9,914	8,057
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 40,000,000 and 20,000,000 shares authorized, respectively; 16,433,128 and 16,377,636 shares issued, respectively, and 16,137,513 and 16,082,021 shares outstanding, respectively	165	164
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	29,020	28,621
Accumulated deficit	(1,505)	(2,057)
TOTAL STOCKHOLDERS’ EQUITY	26,126	25,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,040	$33,231
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2019	2018	2017
REVENUES	$44,312	$40,141	$38,188
Cost of revenues	31,042	28,739	26,351
GROSS PROFIT	13,270	11,402	11,837
Selling, general and administrative	12,003	11,168	12,223
Depreciation and amortization	820	811	801
OPERATING INCOME (LOSS)	447	(577)	(1,187)
OTHER INCOME (EXPENSE)
Interest income	24	20	13
Interest expense	(87)	(94)	(115)
TOTAL OTHER EXPENSE	(63)	(74)	(102)
INCOME (LOSS) BEFORE INCOME TAXES	384	(651)	(1,289)
INCOME TAX EXPENSE (BENEFIT)
Current	(81)	29	4
Deferred	251	(8)	—
TOTAL INCOME TAX EXPENSE	170	21	4
NET INCOME (LOSS)	$214	$(672)	$(1,293)
NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.01	$(0.04)	$(0.08)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	16,116	16,055	15,949
Diluted	16,123	16,055	15,949
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances, June 30, 2016	15,740,458	$158	(295,615)	$(1,554)	$25,331	$(92)	$23,843
Exercise of stock options	95,050	1	—	—	341	—	342
Stock-based compensation	—	—	—	—	496	—	496
Issuance of common shares for acquisition	415,527	4	—	—	1,895	—	1,899
Issuance of restricted stock	52,992	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,293)	(1,293)
Balances, June 30, 2017	16,304,027	163	(295,615)	(1,554)	28,063	(1,385)	25,287
Stock-based compensation	—	—	—	—	476	—	476
Issuance of common shares for lease	20,617	—	—	—	83	—	83
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(672)	(672)
Balances, June 30, 2018	16,377,636	164	(295,615)	(1,554)	28,621	(2,057)	25,174
Stock-based compensation	—	—	—	—	400	—	400
Issuance of restricted stock	55,492	1	—	—	(1)	—	—
Cumulative effect of new accounting standard (Note 2)	—	—	—	—	—	338	338
Net income	—	—	—	—	—	214	214
Balances, June 30, 2019	16,433,128	$165	(295,615)	$(1,554)	$29,020	$(1,505)	$26,126
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$214	$(672)	$(1,293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	1,663	1,561	1,485
Bad debt expense	81	62	20
Non-cash lease expense	46	37	—
Inventory write-offs	55	—	—
Loss on disposal of property, plant and equipment	21	13	10
Stock-based compensation expense	400	476	496
Deferred tax expense (benefit)	251	(8)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(3,000)	1,121	(1,264)
Inventory	(492)	305	(61)
Prepaid and other assets	(531)	(20)	(35)
Accounts payable and accrued liabilities	1,498	29	125
Contract asset and contract liability	719	(535)	(61)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	925	2,369	(578)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(749)	(1,212)	(2,486)
Cash proceeds from sale of property, plant and equipment	—	10	23
Additions to intangible assets	(282)	(86)	(163)
Payments for business acquisition, net of cash acquired	—	—	(7,314)
NET CASH USED IN INVESTING ACTIVITIES	(1,031)	(1,288)	(9,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	—	342
Repayments of long-term debt	(537)	(601)	(3,184)
Proceeds from long-term debt	—	—	5,600
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(537)	(601)	2,758

NET INCREASE (DECREASE) IN CASH	(643)	480	(7,760)

CASH, beginning of year	5,155	4,675	12,435

CASH, end of year	$4,512	$5,155	$4,675

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$37	$3	$9

Interest paid on long-term debt	$89	$87	$107

NON-CASH INVESTING ACTIVITIES:
Issuance of common stock for acquisition	$—	$—	$1,899
Issuance of common stock for lease	$—	$83	$—
Transfer of equipment to inventory	$393	$193	$118
Property, plant and equipment financed through accounts payable	$12	$(13)	$28
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

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
Business: Sharps is a leading full-service national provider of comprehensive waste management services including medial, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™,  ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System. The Company also offers route-based pickup services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States.
Concentration of Customers and Service Providers: There is an inherent concentration of credit risk associated with accounts receivable arising from sales to major customers. For the fiscal year ended June 30, 2019, two customers represented approximately 27% of revenues. One of these customers also represented approximately 19%, or $1.7 million, of the total accounts receivable balance as of June 30, 2019. For the fiscal year ended June 30, 2018, one customer represented approximately 17% of revenues and 13%, or $0.8 million, of the total accounts receivable balance as of June 30, 2018. For the fiscal year ended June 30, 2017, one customer represented approximately 17% of revenues. In the event a major customer is lost, the Company may be adversely affected by its dependence on a limited number of high volume customers.
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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

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

The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Year Ended June 30,
	2019	% Total	2018(2)	% Total	2017(2)	% Total
REVENUES BY SOLUTION:
Mailbacks	$24,501	55.2%	$22,272	55.5%	$24,625	64.5%
Route-based pickup services	9,029	20.4%	7,492	18.7%	6,348	16.6%
Unused medications	6,936	15.7%	5,907	14.7%	3,377	8.8%
Third party treatment services	290	0.7%	891	2.2%	413	1.1%
Other (1)	3,556	8.0%	3,579	8.9%	3,425	9.0%
Total revenues	$44,312	100.0%	$40,141	100.0%	$38,188	100.0%

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

(2)	Certain prior year amounts have been reclassified to conform to current year presentation.

The Company recognizes revenue, net of applicable sales tax, when performance obligations are satisfied through the transfer of control of promised goods or services to the Company’s customers. Control transfers once a customer has the ability to direct the use of, and obtain substantially all of the benefits from, the promised goods or services. Outbound shipping and handling activities to customers are considered fulfillment activities with the exception of mailbacks sold as part of the vendor managed inventory ("VMI") program. Shipping and handling are considered separate performance obligations for mailbacks sold under the VMI program. For performance obligations satisfied at a point in time, which applies to all contracts except for route-based pickup services, revenue recognition occurs when there is a transfer of control or completion of service. For performance obligations satisfied over time, which applies to the route-based pickup services, revenue is recognized in the amount to which the Company has a right to invoice pursuant to the right to invoice practical expedient. Provisions for certain rebates, product returns and discounts to customers are estimated at the inception of the contract, updated as needed throughout the contract term, and accounted for as reductions in sales in the same period the related sales are recorded. Product discounts granted are based on the terms of arrangements with direct, indirect and other market participants, as well as market conditions, including prices charged by competitors. Rebates are estimated based on contractual terms, historical experience, trend analysis and projected market conditions in the various markets served.

Other than the Company’s mailbacks and unused medication solutions, the Company’s solutions have a single performance obligation. The Company's mailbacks and unused medication solutions have revenue producing components that are recognized over multiple delivery points (Sharps Recovery System and various other solutions like the MedSafe and TakeAway Medication Recovery Systems referred to as “mailbacks” or "unused medications") and can consist of up to two performance obligations, or units of measure, as follows: (1) the sale of the compliance and container system, and (2) return transportation and treatment service. For mailbacks that are part of the VMI program, there is an additional element, or unit of measure, for outbound transportation. For contracts with multiple performance obligations, an estimated stand-alone selling price is determined for all performance obligations. The consideration is then allocated to the performance obligations based on their relative stand-alone selling price. The selling price for performance obligations for transportation and treatment utilizes third party evidence. The Company estimates the selling price of the compliance and container system based on the product and services provided, including the expected cost plus a margin.

The allocated transaction price for the sale of the compliance and container system is recognized upon delivery to the customer, at which time the customer has control. The allocated transaction price for the return transportation and treatment revenue is

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

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

The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. For the fiscal years ended June 30, 2019 and 2018, the Company recorded billings from inventory builds that are held in vendor managed inventory under these service agreements of $2.7 million and $2.4 million, respectively. As of June 30, 2019 and 2018, $1.9 million and $2.1 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The impact of adopting the new accounting guidance on the Company's consolidated balance sheet as of June 30, 2019 was as follows (in thousands):

	June 30, 2019
	As Reported	Adjustments	Balance Without Adoption
Current contract asset	$260	$(260)	$—
Prepaid and other current assets	922	(49)	873
Total current assets	18,753	(309)	18,444
Total assets	36,040	(309)	35,731
Current contract liability(1)	2,502	(27)	2,475
Total current liabilities	8,178	(27)	8,151
Contract liability, net of current portion(1)	503	—	503
Total liabilities	9,914	(27)	9,887
Accumulated deficit	(1,505)	(282)	(1,787)
Total stockholders' equity	26,126	(282)	25,844
Total liabilities and stockholders' equity	$36,040	$(309)	$35,731
(1): Prior period contract liabilities were referred to as deferred revenue.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

The impact of adopting the new accounting guidance on the Company's consolidated statement of operations for the year ended June 30, 2019 was as follows (in thousands):

	Year Ended June 30, 2019
	As Reported	Adjustments	Balance Without Adoption
Revenues	$44,312	$267	$44,579
Cost of revenues	31,042	162	31,204
Gross profits	13,270	105	13,375
Selling, general and administrative	12,003	49	12,052
Operating income	447	56	503
Net income	$214	$56	$270

The estimated timing of recognition of amounts included at June 30, 2019 are as follows: for the twelve months ending June 30, 2020 - contract asset of $0.3 million and contract liability of $2.5 million and for the twelve months ending June 30, 2021 - contract liability of $0.5 million. The contract asset is related to VMI service agreements within the mailbacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. Incremental costs to obtain contracts that are deemed to be recoverable under the new accounting guidance, primarily related to the payment of sales incentives for contracts in the route-based pickup service category, are capitalized as contract costs and included in prepaids and other current assets in the amount of $59 thousand for the year ended June 30, 2019. The amortization of capitalized sales incentives, which is included in selling, general and administrative expense, totaled $10 thousand for the year ended June 30, 2019.

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

The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company has not recognized any material uncertain tax positions for the years ended June 30, 2019, 2018 and 2017. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

•	United States – fiscal years ended June 30, 2016 and after

•	State of Texas – fiscal years ended June 30, 2014 and after

•	State of Georgia – fiscal years ended June 30, 2016 and after

•	State of Pennsylvania – fiscal years ended June 30, 2016 and after

•	Other States – fiscal years ended June 30, 2015 and after

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

None of the Company’s federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of operations in the years ended June 30, 2019, 2018 and 2017.
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

Allowance for Doubtful Accounts	Balance Beginning of Year	Charges to Expense	Write-offs /Recoveries	Balance End of Year

2019	$102	$81	$(51)	$132
2018	$78	$62	$(38)	$102
2017	$63	$20	$(5)	$78
Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2019, 2018 and 2017 are as follows:

	Year Ended June 30,
	2019	2018	2017
Stock-based compensation expense included in:
Cost of revenue	$9	$43	$41
Selling, general and administrative	391	433	455
Total	$400	$476	$496
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
The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2019	2018	2017
Weighted average risk-free interest rate	2.6%	1.2%	1.1%
Weighted average expected volatility	44%	48%	47%
Weighted average expected life (in years)	3.08	3.03	5.15
Dividend yield	—	—	—
The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

Cash: The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions. The Company has not experienced any losses in such accounts.
Inventory: Inventory consists primarily of raw materials and finished goods held for sale and are stated at the lower of cost or net realizable value using the average cost method. The Company periodically reviews the value and classification of items in inventory and provides write-downs or write-offs of inventory based on its assessment of physical deterioration, obsolescence, changes in price levels and other causes. At June 30, 2019, total inventory was $4.8 million of which $3.5 million was finished goods, and $1.3 million was raw materials. At June 30, 2018, total inventory was $4.0 million of which $2.7 million was finished goods, and $1.3 million was raw materials. The current portion of inventory was $3.8 million which includes amounts which the Company expects to sell in the next twelve month period based on historical sales. Total write-offs for the fiscal year ended June 30, 2019 were $0.1 million and were included in cost of goods sold. There were no write-offs of inventory for the fiscal years ended June 30, 2018 and 2017.
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
Impairment of Long-lived Assets: The Company evaluates the recoverability of property, plant and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended June 30, 2019, 2018 and 2017.
Goodwill and Other Identifiable Intangible Assets:  Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2019, 2018 and 2017.
Intangible Assets: Intangible assets consist of (i) acquired customer relationships, (ii) permit costs related to the Company’s treatment facilities and transfer stations, (iii) twelve patents and (iv) defense costs related to certain existing patents.
Accrued Liabilities: The components of Accrued Liabilities on the balance sheet as of June 30, 2019 and 2018 are as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

	As of June 30,
	2019	2018
Accrued payroll	$376	$389
Customer-related payables	341	334
Accrued rebates	493	327
Other	1,003	1,011
Total	$2,213	$2,061
Shipping and Handling Fees and Costs: The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenues.
Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $0.9 million, $0.7 million and $0.8 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Research and Development Costs: Research and development costs are charged to expense when incurred. Research activities represent an important part of the Company’s business and include both internal labor costs and payments to third parties related to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch of new products and services. Research and development expenses paid to third parties totaled less than $0.1 million for each of the fiscal years ended June 30, 2019, 2018 and 2017.
Employee Benefit Plans: In addition to group health-related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were less than $0.1 million in each of the fiscal years ended June 30, 2019, 2018 and 2017, respectively and are included in selling, general and administrative expenses. For purposes of the group health benefit plan and beginning February 1, 2016, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,500 for each individual and family member covered) up to the amount by which the third-party insurance coverage begins (ranges from $2,500 for individual up to $10,000 for family coverage). The amount of liability at June 30, 2019 and 2018 was less than $0.1 million and is included in accrued liabilities. The Company also has an incentive plan for executives of the Company, which provides for performance based cash and stock-based compensation awards. No expense was recognized during the years ended June 30, 2019, 2018 and 2017 for cash awards pursuant to the plan.
Net Income (Loss) Per Share: Basic earnings per share excludes dilution and is determined by dividing net income (loss) by the weighted average number of common shares outstanding including participating securities during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.
Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at year-end due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.
Fair Value Measurements: The Company employs a hierarchy which prioritizes the inputs used to measure recurring fair value into three distinct categories based on the lowest level of input that is significant to the fair value measurement. In accordance with GAAP, the methodology for categorizing assets and liabilities that are measured at fair value pursuant to this hierarchy gives the highest priority to unadjusted quoted prices in active markets and the lowest levels to unobservable inputs, summarized as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).

•	Level 3 – Significant unobservable inputs (including our own assumptions in determining fair value).
We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. The purchase price allocations relating to the acquisitions completed during the year ended June 30, 2017 utilized level 3 inputs.
Segment Reporting: The Company operates in a single segment, focusing on developing cost-effective management solutions for medical waste and unused dispensed medications generated by small and medium quantity generators.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

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
Recently Issued Accounting Standards:
In February 2016, guidance for leases was issued, which requires balance sheet recognition of lease assets and lease liabilities for all leases. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of the new guidance are effective for annual periods beginning after December 15, 2018 (effective July 1, 2019 for the Company), including interim periods within the reporting period, and early application is permitted. The Company has substantially completed its analysis to evaluate the impact that the new guidance will have on its consolidated financial statements and related disclosures. The Company intends to adopt the standard using the modified retrospective approach and recognize a cumulative effect adjustment to assets and liabilities for existing leases as of July 1, 2019. As a result of our analysis, the Company determined the following:

•
Approximately 50 leases have been identified, substantially all of which are expected to be classified as operating leases. For these real estate, equipment and vehicle operating leases, we expect to recognize new right of use (“ROU”) assets and lease liabilities on our balance sheet.

•
The Company intends to apply the package of practical expedients to not reassess prior conclusions related to (i) contracts containing leases, (ii) lease classification and (iii) initial direct costs. The Company will not adopt the practical expediency surrounding the use of hindsight to determine lease term, termination and purchase options, or in assessing impairment of ROU assets.

•
The Company also intends to make the accounting policy election for short-term leases, or leases with terms of twelve months or less, therefore the lease payments will be recorded as an expense on a straight-line basis over the lease term with no ROU asset or lease liability recorded.

•
The Company has elected to exclude non-lease components of a lease arrangement from the ROU asset and liability for certain asset classes such as real estate and field equipment leases but will include non-lease components of a lease arrangement in the ROU asset and liability for office equipment and automobiles.

On adoption, we currently expect to recognize additional operating liabilities ranging from $4.0 million to $5.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
At June 30, 2019 and 2018, property, plant and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2019	2018
Furniture and fixtures	3 to 5 years	$245	$245
Plant and equipment	3 to 17 years	8,683	8,241
Manufacturing	15 years	169	169
Computers and software	3 to 5 years	2,179	2,064
Leasehold improvements	Life of Lease	2,792	2,729
Land		19	19
Construction-in-progress		275	716
		14,362	14,183
Less: accumulated depreciation		8,495	7,611
Net property, plant and equipment		$5,867	$6,572

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

Total depreciation expense in the fiscal years ended June 30, 2019, 2018 and 2017 was $1.1 million, $1.0 million and $0.9 million, respectively. Depreciation expense included in cost of revenues in the fiscal years ended 2019, 2018 and 2017 was $0.8 million, $0.8 million and $0.7 million, respectively.
NOTE 4 – INCOME TAXES
The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2019	2018	2017
Current:
Federal	$(123)	$—	$—
State	42	29	4
Total Current	$(81)	$29	$4

Deferred:
Federal	$217	$(8)	$—
State	34	—	—
Total Deferred	251	(8)	—
Net Income Tax Expense	$170	$21	$4
The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2019, 2018 and 2017 is as follows:

	Year Ended June 30,
	2019	2018	2017
Statutory rate	21.0%	27.6%	34.0%
State income taxes, net	22.9%	(3.7)%	(4.5)%
Impact of 2017 tax reform	—%	(107.0)%	—%
Meals and entertainment	2.7%	(1.8)%	(1.5)%
Stock-based compensation	16.1%	22.6%	—%
Research and development credits	7.3%	22.4%	—%
Other	1.5%	(2.0)%	0.2%
Effective rate before valuation allowance	71.5%	(41.9)%	28.2%
Change in valuation allowance	(27.2)%	38.7%	(28.5)%
Effective tax rate	44.3%	(3.2)%	(0.3)%
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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

At June 30, 2019 and 2018, the significant components of deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2019	2018
Deferred tax assets relating to:
Stock-based compensation	$261	$283
AMT and research and development credits	517	668
Deferred rent	41	58
Inventory	158	147
Professional fees	124	91
Accrued vacation	27	31
Accounts receivable allowance	33	26
Contribution carryovers	8	13
Net operating loss carryforwards	1,067	1,153
Total deferred tax assets	2,236	2,470
Deferred tax liabilities related to depreciable and amortizable assets	(728)	(587)
Deferred tax liabilities related to other items	(63)	—
Net deferred tax assets before valuation allowance	1,445	1,883
Valuation allowance	(1,688)	(1,875)
Net deferred tax (liability) asset	$(243)	$8
At June 30, 2019, the Company had net operating loss carryforwards of $5.0 million, which will expire, if unused, between June 30, 2032 and June 30, 2038. At June 30, 2019, the Company had various tax credit carryforwards of $0.5 million, of which $0.4 million will expire beginning on June 30, 2030 and $0.1 million related to alternative minimum tax credits which will be refunded as described below.
The Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017, contained significant changes to U.S. tax law, including lowering the U.S. corporate tax rate to 21% and the repeal of the corporate alternative minimum tax for tax years beginning on or after January 1, 2018. Other provisions in the 2017 tax reform such as interest deductibility, changes to executive compensation plans, full expensing provisions for business assets, other new minimum taxes and international taxation modifications are not expected to have material implications to the Company's financial statements. Given the repeal of the corporate alternative minimum tax, existing alternative minimum tax credit carryovers are to be refunded beginning in 2018. Therefore, a deferred tax asset is recorded for $0.1 million as of June 30, 2019 and no valuation allowance is in place related to this deferred tax asset. The deferred tax asset is offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, in the amount of $0.3 million, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets for a net deferred tax liability of $0.2 million. A deferred tax asset of $0.2 million was recorded as of June 30, 2018 for the alternative minimum tax credit carryforward which was offset by deferred tax liabilities related to indefinite lived assets, such as goodwill, in the amount of $0.2 million for a net deferred tax asset of $8,000.
NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years (“the Credit Agreement”). The Credit Agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2019 was approximately 5.05%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

At June 30, 2019, long-term debt consisted of the following (in thousands):

Acquisition loan, bearing interest at 5.05%, monthly payments of $43; maturing March 2022.	$1,465
Less: current portion	517
Long-term debt, net of current portion	$948
The Company has availability under the Credit Agreement of $12.4 million ($5.9 million for the working capital portion and $6.5 million for the acquisitions) as of June 30, 2019. The Company also has $0.1 million in letters of credit outstanding as of June 30, 2019.
The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2021 for the working capital portion of the Credit Agreement, also contains customary events of default which, if uncured, may terminate the Credit Agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement. The Company was in compliance with all the financial covenants under the Credit Agreement as of June 30, 2019.
Payments due on long-term debt over the five years subsequent to June 30, 2019 are as follows (in thousands):

Twelve Months Ending June 30,
2020	$517
2021	517
2022	431
$1,465
On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which would be a rate of 4.79% on August 21, 2019. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.The Loan Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio and a minimum debt service coverage ratio as described therein consistent with the current Credit Agreement. Both the Credit Agreement and Loan Agreement also contain customary events of the Company's default which, if uncured, may terminate the Credit Agreement or Loan Agreement and require, among other things immediate repayment of all indebtedness to the lenders.

NOTE 6 - EQUITY TRANSACTIONS
On January 7, 2013, the Company announced that its Board of Directors approved a stock repurchase program effective January 3, 2013, authorizing the Company to repurchase in the aggregate up to $3 million of its outstanding common stock over a two-year period. On March 5, 2015, the Board approved a two-year extension of the stock repurchase program through January 1, 2017. The program has not been extended. During the years ended June 30, 2019, 2018 and 2017, no shares were repurchased. Total shares repurchased under the program are 295,615 shares at a cost of $1.6 million.
During the year ended June 30, 2018, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Non-cash expense recorded during the year ended June 30, 2019 and 2018 was $46,000 and $37,000, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

On November 15, 2018, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized shares of common stock from 20,000,000 to 40,000,000 shares.

NOTE 7 - STOCK BASED COMPENSATION
The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 3,000,000 shares of the Company’s common stock of which 1,293,449 options and restricted shares are outstanding as of June 30, 2019. Options granted generally vest over a period of four years and expire seven years after the date of grant. Restricted stock generally vests over one year. As of June 30, 2019, there were 1,037,862 options available for grant under the 2010 Plan.
The summary of activity for all restricted stock during the fiscal years ended June 30, 2019, 2018 and 2017  is presented in the table below (in thousands):

	Year ended June 30,
	2019	2018	2017

Unvested at beginning of the year	13	13	13
Granted	63	53	53
Vested	(55)	(53)	(53)
Forfeited	(8)	—	—
Unvested at end of the year	13	13	13
The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2019, 2018 and 2017 was $3.53, $4.17 and $4.38, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2019, 2018 and 2017 was $3.69, $4.22 and $5.29, respectively.
The summary of activity for all stock options during the fiscal years ended June 30, 2019, 2018 and 2017 is presented in the table below (in thousands except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Options Outstanding at June 30, 2016	1,290	$4.69
Granted	38	$4.55
Exercised	(95)	$3.60
Forfeited or canceled	(368)	$5.32

Options Outstanding at June 30, 2017	865	$4.53
Granted	137	$4.79
Forfeited or canceled	(82)	$4.50

Options Outstanding at June 30, 2018	920	$4.57
Granted	578	$3.73
Forfeited or canceled	(218)	$4.16

Options Outstanding at June 30, 2019	1,280	$4.26

Options Exercisable at June 30, 2019	591	$4.67

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

The following table summarizes information about stock options outstanding as of June 30, 2019 (in thousands except per share amounts):

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2019	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$2.51 - $3.75	107	4.77	$3.18
$3.76 - $5.00	1,044	4.70	$4.17
$5.01 - $7.50	129	2.81	$5.95
	1,280		$4.26
The following table summarizes information about stock options exercisable as of June 30, 2019 (in thousands except per share amounts):

	Options Exercisable
Range of Exercise Price	Exercisable as of June 30, 2019	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$2.51 - $3.75	32	0.57	$2.92
$3.76 - $5.00	437	2.41	$4.45
$5.01 - $7.50	122	2.78	$5.90
	591		$4.67
As of June 30. 2019, there was $0.6 million of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 3.4 years.

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
Rent expense for the fiscal years ended June 30, 2019, 2018 and 2017 was $2.2 million, $2.0 million and $1.5 million, respectively. Future minimum lease payments under non-cancelable operating leases as of June 30, 2019 are as follows (in thousands):

	Year Ended June 30,
	2020	2021	2022	2023	2024	Total
Operating lease obligations	$2,059	$1,322	$532	$155	$38	$4,106
On August 21, 2019, the Company amended the corporate office lease agreement pursuant to the lease agreement originally dated July 13, 2006. This fifth amendment to the lease extends the term of the lease from February 29, 2020 to February 28, 2025 and sets base rent amounts for the extended term of the lease (“Extended Term”). The blended base rent for the first year of the Extended Term is $14.00 per square foot with subsequent annual increases of 3%. The future minimum lease payments for the extended lease will be an additional $0.1 million, $0.3 million, $0.4 million, $0.4 million, $0.4 million and $0.3 million for fiscal years ending June 30, 2020, 2021, 2022, 2023, 2024 and 2025, respectively.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017, 2016 and 2015
NOTE 8- COMMITMENTS AND CONTINGENCIES (continued)

Performance Bonds: The Company utilizes performance bonds to support operations based on certain state requirements. At June 30, 2019, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.
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
The Company’s restricted stock awards are treated as outstanding for earnings per share calculations since these shares have full voting rights and are entitled to participate in dividends declared on common shares, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic and diluted EPS using the two-class method. For the periods presented, the amount of earnings allocated to the participating securities was not material.
The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Year ended June 30,
	2019	2018	2017

Net income (loss), as reported	$214	$(672)	$(1,293)

Weighted average common shares outstanding	16,116	16,055	15,949
Effect of dilutive stock options	7	—	—
Weighted average diluted common shares outstanding	16,123	16,055	15,949

Net income (loss) per common share
Basic and diluted	$0.01	$(0.04)	$(0.08)

Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	1,173	402	304

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
At June 30, 2019 and 2018, intangible assets consisted of the following (in thousands):

		June 30,
		2019			2018
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount

Customer relationships	7 years	$3,007	$(1,348)	$1,659	$3,007	$(919)	$2,088
Permits	6 - 15 years	1,704	(492)	1,212	1,459	(390)	1,069
Patents	5 - 17 years	420	(296)	124	383	(278)	105
Tradename	7 years	270	(116)	154	270	(77)	193
Non-compete	5 years	117	(70)	47	117	(47)	70
Total intangible assets, net		$5,518	$(2,322)	$3,196	$5,236	$(1,711)	$3,525

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019, 2018 and 2017

During the years ended June 30, 2019, 2018 and 2017 amortization expense was $0.6 million, $0.6 million and $0.6 million, respectively.
As of June 30, 2019, future amortization of intangible assets is as follows (in thousands):

Year Ending June 30,
2020	612
2021	636
2022	611
2023	551
2024	140
Thereafter	646
$3,196
NOTE 11 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables show quarterly financial information for the years ended June 30, 2019 and 2018. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands expect per share amounts).

	Quarter Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Total revenues	$10,293	$12,394	$9,451	$12,174
Gross profit	$3,352	$3,991	$2,035	$3,892
Operating income (loss)	$125	$827	$(1,073)	$568
Net income (loss)	$70	$779	$(1,125)	$490
Net income (loss) per share - basic and diluted	$0.00	$0.05	$(0.07)	$0.03
Weighted average shares - diluted	16,089	16,106	16,138	16,150

	Quarter Ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Total revenues	$9,683	$11,119	$9,427	$9,912
Gross profit	$3,028	$3,131	$2,296	$2,947
Operating income (loss)	$101	$107	$(707)	$(78)
Net income (loss)	$75	$156	$(757)	$(146)
Net income (loss) per share - basic and diluted	$0.00	$0.01	$(0.05)	$(0.01)
Weighted average shares - diluted	16,093	16,068	16,082	16,082