Form 10-Q
period 2019-09-30
SHARPS COMPLIANCE CORP
filed 2019-10-30
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

As of October 28, 2019, there were 16,146,713 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	September 30,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS
Cash	$4,866	$4,512
Accounts receivable, net of allowance for doubtful accounts of $140 and $132, respectively	10,688	9,289
Inventory	3,277	3,770
Contract asset	142	260
Prepaid and other current assets	989	922
TOTAL CURRENT ASSETS	19,962	18,753
PROPERTY, PLANT AND EQUIPMENT, net	6,190	5,867
OPERATING LEASE RIGHT OF USE ASSET	8,542	—
INVENTORY, net of current portion	1,012	1,046
OTHER ASSETS	443	443
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	3,061	3,196
TOTAL ASSETS	$45,945	$36,040
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,511	$2,946
Accrued liabilities	2,279	2,213
Operating lease liability	1,734	—
Current maturities of long-term debt	528	517
Contract liability	3,002	2,502
TOTAL CURRENT LIABILITIES	10,054	8,178
CONTRACT LIABILITY, net of current portion	653	503
OPERATING LEASE LIABILITY, net of current portion	6,938	—
OTHER LIABILITIES	—	42
DEFERRED TAX LIABILITY	288	243
LONG-TERM DEBT, net of current portion	1,068	948
TOTAL LIABILITIES	19,001	9,914
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 16,442,328 and 16,433,128 shares issued, respectively and 16,146,713 and 16,137,513 shares outstanding, respectively	165	165
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	29,152	29,020
Accumulated deficit	(819)	(1,505)
TOTAL STOCKHOLDERS' EQUITY	26,944	26,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,945	$36,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2019	2018
REVENUES	$13,599	$10,293
Cost of revenues	9,115	6,941
GROSS PROFIT	4,484	3,352
Selling, general and administrative	3,512	3,026
Depreciation and amortization	204	201
OPERATING INCOME	768	125
OTHER INCOME (EXPENSE)
Interest income	5	5
Interest expense	(19)	(23)
TOTAL OTHER EXPENSE	(14)	(18)
INCOME BEFORE INCOME TAXES	754	107
INCOME TAX EXPENSE
Current	23	4
Deferred	45	33
TOTAL INCOME TAX EXPENSE	68	37
NET INCOME	$686	$70
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.04	$0.00
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,145	16,082
Diluted	16,168	16,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,621	$(2,057)	$25,174
Stock-based compensation	—	—	—	—	101	—	101
Cumulative effect of new accounting standard	—	—	—	—	—	338	338
Net income	—	—	—	—	—	70	70
Balances, September 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,722	$(1,649)	$25,683

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2019	16,433,128	$165	(295,615)	$(1,554)	$29,020	$(1,505)	$26,126
Exercise of stock options	9,200	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	104	—	104
Net income	—	—	—	—	—	686	686
Balances, September 30, 2019	16,442,328	$165	(295,615)	$(1,554)	$29,152	$(819)	$26,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$686	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	391
Bad debt expense	16	17
Non-cash lease expense	—	12
Inventory write-off	3	—
Stock-based compensation expense	104	101
Deferred tax expense	45	33
Changes in operating assets and liabilities:
Accounts receivable	(1,415)	(447)
Inventory	524	(39)
Prepaid and other assets	(67)	(16)
Accounts payable and accrued liabilities	(268)	365
Contract asset and contract liability	768	(101)
NET CASH PROVIDED BY OPERATING ACTIVITIES	817	386
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(604)	(79)
Additions to intangible assets	(18)	(163)
NET CASH USED IN INVESTING ACTIVITIES	(622)	(242)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	28	—
Proceeds from long-term debt	309	—
Repayments of long-term debt	(128)	(150)
Payments of debt issuance costs	(50)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	159	(150)
NET INCREASE (DECREASE) IN CASH	354	(6)
CASH, beginning of period	4,512	5,155
CASH, end of period	$4,866	$5,149
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$16	$8
Interest paid on long-term debt	$20	$24
NON-CASH INVESTING ACTIVITIES:
Transfer of equipment to inventory	$—	$119
Property, plant and equipment financed through accounts payable	$(13)	$17

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2019, the results of its operations, cash flows and stockholders' equity for the three months ended September 30, 2019 and 2018. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Three-Months Ended September 30,
	2019	% Total	2018	% Total
REVENUES BY SOLUTION:
Mailbacks	$7,117	52.4%	$5,607	54.5%
Route-based pickup services	2,657	19.5%	2,128	20.7%
Unused medications	2,383	17.5%	1,639	15.9%
Third party treatment services	19	0.1%	102	1.0%
Other (1)	1,423	10.5%	817	7.9%
Total revenues	$13,599	100.0%	$10,293	100.0%

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Vendor Managed Inventory - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three months ended September 30, 2019 and 2018, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.5 million and $0.4 million, respectively. As of September 30, 2019 and June 30, 2019, $1.7 million and $1.9 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. A valuation allowance has been recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company's deferred tax liability of $0.3 million includes $0.4 million of the accumulated tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation against deferred tax assets net of $0.1 million deferred tax asset for recoverable alternative minimum tax credits pursuant to the 2017 tax reform for which no valuation allowance is required. Prepaid and other current assets include realizable income taxes receivable associated with refundable alternative minimum tax credits of $0.1 million.

Leases: In February 2016, guidance for leases was issued, which supersedes the lease requirements previously followed by the Company. The new guidance requires balance sheet recognition of lease assets and lease liabilities for all leases. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The Company adopted the standard on July 1, 2019 using the modified retrospective approach and recognized a cumulative effect adjustment to assets and liabilities for existing leases as of July 1, 2019. The Company recognized an additional operating lease liability of $4.6 million, with a corresponding right of use (“ROU”) asset of the same amount based on the present value of the payment amounts the Company expects to make over the expected term of the underlying leases, including renewal periods the Company is reasonably certain to exercise. The impact that the new accounting guidance had on its consolidated financial statements and related disclosures included the following:

•
Approximately 50 leases have been identified, substantially all of which are classified as operating leases. For these real estate, field equipment, office equipment and vehicle operating leases, we recognized a new ROU asset and lease liability on our balance sheet.

•
The Company applied the package of practical expedients to not reassess prior conclusions related to (i) contracts containing leases, (ii) lease classification and (iii) initial direct costs. The Company did not adopt the practical expediency surrounding the use of hindsight to determine lease term, termination and purchase options, or in assessing impairment of ROU assets.

•
The Company made the accounting policy election to exclude the ROU asset and liability for short-term leases, or leases with terms of twelve months or less, therefore the lease payments will be recorded as an expense on a straight-line basis over the lease term with no ROU asset or lease liability recorded.

•
The Company has elected to exclude non-lease components of a lease arrangement from the ROU asset and lease liability for certain asset classes such as real estate and field equipment leases but includes non-lease components of a lease arrangement in the ROU asset and lease liability for office equipment and automobiles. Non-lease components for field equipment, which include vehicle maintenance costs which the Company estimates based on third party evidence, are excluded from the ROU asset and lease liability and are expensed each month.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating leases are included in Operating Lease Right of Use Asset and Operating Lease Liability on our Condensed Consolidated Balance Sheets. Operating lease asset and liability amounts are measured and recognized based on payment amounts the Company expects to make over the expected term of the underlying leases, including renewal periods the Company is reasonably certain to exercise. The lease liability for leases expected to be settled in twelve-months or less are classified as current liabilities. The general terms of the Company’s lease agreements require monthly payments. Some of the Company’s leases escalate either by a fixed amount. Certain of the Company’s leases, which provide for variable lease payments based on index-based (i.e., the US Consumer Price Index) adjustments to lease payments over the term of the lease, will be measured at the lease rate effective at the commencement of the lease or upon adoption, as applicable. Because the Company does not generally have access to the rate implicit in its leases, the Company utilizes its incremental borrowing rate as the discount rate for measuring the lease liability. At commencement, the operating lease ROU asset and lease liability are the same, with adjustments to the ROU asset for lease incentives and initial direct costs incurred. The Company reviews all options to extend, terminate or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised. The Company has determined that one lease arrangement's renewal option to extend lease terms from the original maturity of August 2021 to August 2031 is reasonably certain to be exercised due to the costs associated with relocating the lease to another location (including permitting cost as well as specialized equipment). The Company evaluates lease modifications as they occur and records such as a separate lease or an adjustment to the existing ROU asset and lease liability as appropriate.

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

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2019 and there have been no triggering events since that date that would warrant further impairment testing.

Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at September 30, 2019 and June 30, 2019 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

NOTE 4 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2019 was 9.0% reflecting primarily deferred tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as estimated state income tax. For the three months ended September 30, 2019, the Company recorded total income tax expense of $68 thousand, consisting of estimated federal income tax expense of $29 thousand and estimated state income tax expense of $39 thousand. For the three months ended September 30, 2018, the Company recorded a total income tax expense of $37 thousand, consisting of a federal tax expense of $33 thousand and estimated state income tax expense of $4 thousand.

NOTE 5 – LEASES

The Company has operating leases for real estate, field equipment, office equipment and vehicles. Operating leases are included in Operating Lease ROU Asset and Operating Lease Liability on our Condensed Consolidated Balance Sheets.

During the three months ended September 30, 2019, lease cost amounts, which reflect the fixed rent expense associated with operating leases, are as follows (dollar amounts in thousands):

Three-Months Ended September 30,
2019
Lease cost (1) - operating lease cost - fixed rent expense included in:
Cost of revenues	$434
Selling, general and administrative	103
Total	$537

(1) Finance lease cost, short-term lease cost and variable lease cost were not significant during the period.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended September 30, 2019, the Company modified several of its leases to extend the terms of the leases. This resulted in a non-cash change to the ROU asset and lease liability upon remeasurement of $4.1 million which is included in the non-cash changes to ROU asset and lease liability shown below. The leases remain operating leases upon re-evaluation by the Company and there were no material direct costs incurred in any of the lease modifications or in any of the leases acquired during the period. During the three months ended September 30, 2019, the Company had the following cash and non-cash activities associated with leases (dollar amounts in thousands):

Three-Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$531
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions to ROU asset obtained from new operating lease liabilities	$4,565
Additions to ROU asset obtained from operating lease liabilities upon adoption of new guidance	$4,591

As of September 30, 2019, the weighted average remaining lease term for all operating leases is 5.8 years. The weighted average discount rate associated with operating leases as of September 30, 2019 is 4.8%.

The future payments due under operating leases as of September 30, 2019 is as follows (dollar amounts in thousands):

Future payments due in the twelve months ended September 30
2020	$2,108
2021	2,088
2022	1,529
2023	1,324
2024	1,212
Thereafter	1,755
Total undiscounted lease payments	10,016
Less effects of discounting	(1,344)
Lease liability recognized	$8,672

As of June 30, 2019, future minimum lease payments under non-cancelable operating leases were $4.1 million in the aggregate, which consisted of the following: $2.1 million in 2020, $1.3 million in 2021, $0.5 million in 2022, $0.2 million in 2023 and $38 thousand in 2024.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2019 was approximately 4.64%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 4.64% on September 30, 2019. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

At September 30, 2019, long-term debt consisted of the following (in thousands):

Acquisition loan, bearing interest at 4.64%, monthly payments of $43; maturing March 2022.	$1,337
Equipment loan, bearing interest at 4.64%, monthly principal payments begin August 2020; maturing August 2024, net of debt issuance costs of $50 thousand.	259
Total long-term debt	1,596
Less: current portion	528
Long-term debt, net of current portion	$1,068

The Company has availability under the Credit Agreement of $12.6 million ($5.9 million for the working capital and $6.7 million for the acquisitions) as of September 30, 2019. The Company has availability under the Loan Agreement of $2.9 million ($2.0 million for the real estate and $0.9 million for the equipment) as of September 30, 2019. The Company also has $0.1 million in letters of credit outstanding as of September 30, 2019.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of September 30, 2019.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments due on long-term debt subsequent to September 30, 2019 are as follows (in thousands):

Twelve Months Ending September 30,
2020	$528
2021	569
2022	353
2023	51
2024	145
$1,646

The Company utilizes performance bonds to support operations based on certain state requirements. At September 30, 2019, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

NOTE 7 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant) net of applicable unvested shares forfeited.  During the three months ended September 30, 2019 and 2018, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended September 30,
	2019	2018
Stock-based compensation expense included in:
Cost of revenues	$2	$(2)
Selling, general and administrative	102	103
Total	$104	$101

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended September 30,
	2019	2018
Net income, as reported	$686	$70

Weighted average common shares outstanding	16,145	16,082
Effect of dilutive stock options	23	7
Weighted average diluted common shares outstanding	16,168	16,089

Net income per common share
Basic and diluted	$0.04	$0.00

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	1,145	851

NOTE 9 - EQUITY TRANSACTIONS

During the three months ended September 30, 2019, stock options to purchase shares of the Company's common stock were exercised as follows:

	Three-Months Ended September 30,
	2019	2018

Options Exercised	9,200	—
Proceeds (in thousands)	$28	$—
Average exercise price per share	$3.05	$—

As of September 30, 2019, there was $0.5 million of stock compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 3.2 years.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2019 and June 30, 2019, intangible assets consisted of the following (in thousands):

		September 30, 2019			June 30, 2019
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(1,456)	$1,551	$3,007	$(1,348)	$1,659
Permits	6 - 15 years	1,722	(518)	1,204	1,704	(492)	1,212
Patents	5 - 17 years	420	(300)	120	420	(296)	124
Trade name	7 years	270	(125)	145	270	(116)	154
Non-compete	5 years	117	(76)	41	117	(70)	47
Total intangible assets, net		$5,536	$(2,475)	$3,061	$5,518	$(2,322)	$3,196

During both the three months ended September 30, 2019 and 2018, amortization expense was $0.2 million. There have been no changes in the carrying amount of goodwill since June 30, 2019.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2019, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending September 30,
2020	$619
2021	631
2022	603
2023	444
2024	140
Thereafter	624
$3,061

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2019	June 30, 2019
Raw materials	$1,190	$1,273
Finished goods	3,099	3,543
Total inventory	4,289	4,816
Less: current portion	3,277	3,770
Inventory, net of current portion	$1,012	$1,046

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

We continue to develop new solutions to meet market demands. Over the past five years we have added a robust portfolio of ultimate-user medication disposal solutions for controlled substances, DEA-inventory controlled medication disposal for professionals, the Black Pail Program for disposal of most unused inventory of drugs, route-based services for medical, pharmaceutical and hazardous waste and the TakeAway Recycling System™ for single-use devices (SUDs) and the Hazardous Drug Spill Control Kit™, a USP <800>(as defined below) compliant spill kit for cleanup of chemotherapy and other hazardous drug spills.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three months ended September 30, 2019 and 2018. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended September 30,
	2019	%	2018	%
Revenues	$13,599	100.0%	$10,293	100.0%
Cost of revenues	9,115	67.0%	6,941	67.4%
Gross profit	4,484	33.0%	3,352	32.6%
SG&A expense	3,512	25.8%	3,026	29.4%
Depreciation and amortization	204	1.5%	201	2.0%
Operating Income	768	5.6%	125	1.2%
Total other expense	(14)	(0.1)%	(18)	(0.2)%
Income before income taxes	754	5.5%	107	1.0%
Income tax expense	68	0.5%	37	0.4%
Net Income	$686	5.0%	$70	0.7%

THREE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Total revenues for the three months ended September 30, 2019 of $13.6 million increased compared to the total revenues for the three months ended September 30, 2018 of $10.3 million. The increase in revenue is mainly due to an increase in billings partially offset by current period revenue deferred as a contract liability net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended September 30,
	2019	2018	Variance
BILLINGS BY MARKET:
Retail	$4,142	$2,260	$1,882
Professional	4,135	3,674	461
Home Health Care	3,317	1,927	1,390
Pharmaceutical Manufacturer	937	808	129
Government	764	597	167
Assisted Living	624	645	(21)
Environmental	19	103	(84)
Other	281	290	(9)
Subtotal	14,219	10,304	3,915
GAAP Adjustment *	(620)	(11)	(609)
Revenue Reported	$13,599	$10,293	$3,306

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended September 30,
	2019	% Total	2018	% Total
BILLINGS BY SOLUTION:
Mailbacks	$7,737	54.4%	$5,618	54.5%
Route-based pickup services	2,657	18.7%	2,128	20.7%
Unused medications	2,383	16.8%	1,639	15.9%
Third party treatment services	19	0.1%	102	1.0%
Other (1)	1,423	10.0%	817	7.9%
Total billings	14,219	100.0%	10,304	100.0%
GAAP adjustment (2)	(620)		(11)
Revenue reported	$13,599		$10,293

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly attributable to increased billings in the Retail ($1.9 million), Home Health Care ($1.4 million) and the Professional ($0.5 million) markets. The increase in Retail market billings was due to increased billings for flu-shot related orders and unused medication solutions.  The increase in Home Health Care market billings was due primarily to an expanded relationship with a major healthcare distributor, including additional ordres as well as large stocking orders. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector made up of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery SystemTM and the Company’s route-based pick-up services. Billings for Mailbacks increased 38% to $7.7 million as compared to $5.6 million in the prior year period and represented 54% of total billings. Billings for Route-Based Pickup Services increased 25% to $2.7 million as compared to $2.1 million in the prior year period and represented 19% of total billings. Billings for Unused Medications increased 45% to $2.4 million as compared to $1.6 million in the prior year period and represented 17% of total billings.

Cost of revenues for the three months ended September 30, 2019 of $9.1 million was 67% of revenues. Cost of revenues for the three months ended September 30, 2018 of $6.9 million was 67% of revenues. The gross margin for the three months ended September 30, 2019 of 33.0% increased compared to the gross margin for the three months ended September 30, 2018 of 32.6%. Gross margin was positively impacted for the three months ended September 30, 2019 due to higher revenues than in the prior period.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2019 and 2018 were $3.5 million and $3.0 million, respectively. The increase in SG&A expense was due to continued investments in sales and marketing as well as increased professional fees incurred.

The Company reported operating income of $0.8 million for the three months ended September 30, 2019 as compared to $0.1 million in the prior year period. Operating income increased primarily due to higher gross margin (discussed above).

The Company reported income before income taxes of $0.8 million for the three months ended September 30, 2019 as compared to $0.1 million for the prior year period. Income before income taxes increased due to the increase in operating income (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was 9.0% and 34.6%, respectively, primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets and state income taxes.

The Company reported net income of $0.7 million for the three months ended September 30, 2019 as compared to a net income of $0.1 million for the prior year period. Net income increased due to the increase in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.04 for the three months ended September 30, 2019 as compared to $0.00 for the prior year period.

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

•
In July 2015 and July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a twenty-four (24) state region of the South, Southeast and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 13,100 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 44.9% of adults received a flu shot and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2019, the Company saw growth in six years of 10% to 36%, including a 30% increase in 2019, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.

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

•	The Company’s strong financial position with a cash balance of $4.9 million, debt of $1.6 million and additional availability under the Credit and Loan Agreements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions.  Cash increased by $0.4 million to $4.9 million at September 30, 2019 from $4.5 million at June 30, 2019 due to the following:

•
Cash Flows from Operating Activities - Working capital decreased by $0.7 million to $9.9 million at September 30, 2019 from $10.6 million at June 30, 2019. The decrease in working capital is attributed primarily to the operating lease liability recorded for the new lease accounting guidance partially offset by:

•	an increase in accounts receivable of $1.4 million to $10.7 million at September 30, 2019 from $9.3 million at June 30, 2019 due to timing of billings and collections.

•	a decrease in current inventory of $0.5 million to $3.3 million at September 30, 2019 from $3.8 million at June 30, 2019 primarily due to timing of inventory builds and purchases.

•
Cash Flows used in Investing Activities - Investing activities include permitting and capital expenditures of $0.6 million for normal permitting, plant and equipment additions, including approximately $0.4 million for expenditures at the Company's treatment facility in Carthage, Texas.

.

•	Cash Flows used in Financing Activities - Financing activities include repayments of debt of $0.1 million and proceeds from long-term debt of $0.3 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three months ended September 30, 2019 and the year ended June 30, 2019.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2019 was approximately 4.64%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At September 30, 2019, $1.3 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at September 30, 2019.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 4.64% on September 30, 2019. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%. At September 30, 2019, $0.3 million was outstanding related to the equipment portion of the Loan Agreement.

The Company has availability under the Credit Agreement of approximately $12.6 million ($5.9 million for the working capital and $6.7 million for the acquisitions) as of September 30, 2019. The Company has availability under the Loan Agreement of $2.9 million ($2.0 million for the real estate and $0.9 million for the equipment) as of September 30, 2019. The Company also had $0.1 million in letters of credit outstanding as of September 30, 2019.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit and Loan Agreements.

The Company utilizes performance bonds to support operations based on certain state requirements. At September 30, 2019, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

Management believes that the Company’s current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are included in the discussion entitled Critical Accounting Policies in Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K other than the implementation of the new lease standard described in Note 5 to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of September 30, 2019, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2019.

Changes in Internal Control

During the three months ended September 30, 2019, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2019 for the Company’s risk factors. During the period ended September 30, 2019, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: October 30, 2019	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: October 30, 2019	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)