Form 10-Q
period 2019-12-31
SHARPS COMPLIANCE CORP
filed 2020-02-04
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 001-34269
_______________________

SHARPS COMPLIANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2657168
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9220 Kirby Drive, Suite 500, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)
(713) 432-0300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, $0.01 Par Value	SMED	The NASDAQ Capital Market

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

As of January 31, 2020, there were 16,228,863 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	December 31,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS
Cash	$5,328	$4,512
Accounts receivable, net of allowance for doubtful accounts of $147 and $132, respectively	12,307	9,289
Inventory	3,202	3,770
Contract asset	82	260
Prepaid and other current assets	1,130	922
TOTAL CURRENT ASSETS	22,049	18,753
PROPERTY, PLANT AND EQUIPMENT, net	6,588	5,867
OPERATING LEASE RIGHT OF USE ASSET	8,736	—
INVENTORY, net of current portion	961	1,046
OTHER ASSETS	448	443
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,955	3,196
TOTAL ASSETS	$48,472	$36,040
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,593	$2,946
Accrued liabilities	3,089	2,213
Operating lease liability	1,920	—
Current maturities of long-term debt	550	517
Contract liability	3,093	2,502
TOTAL CURRENT LIABILITIES	11,245	8,178
CONTRACT LIABILITY, net of current portion	694	503
OPERATING LEASE LIABILITY, net of current portion	6,931	—
OTHER LIABILITIES	—	42
DEFERRED TAX LIABILITY	332	243
LONG-TERM DEBT, net of current portion	1,205	948
TOTAL LIABILITIES	20,407	9,914
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 16,524,478 and 16,433,128 shares issued, respectively and 16,228,863 and 16,137,513 shares outstanding, respectively	166	165
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	29,302	29,020
Retained earnings (accumulated deficit)	151	(1,505)
TOTAL STOCKHOLDERS' EQUITY	28,065	26,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,472	$36,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2019	2018
REVENUES	$14,565	$12,394
Cost of revenues	9,693	8,403
GROSS PROFIT	4,872	3,991
Selling, general and administrative	3,606	2,959
Depreciation and amortization	197	205
OPERATING INCOME	1,069	827
OTHER INCOME (EXPENSE)
Interest income	4	8
Interest expense	(26)	(23)
TOTAL OTHER EXPENSE	(22)	(15)
INCOME BEFORE INCOME TAXES	1,047	812
INCOME TAX EXPENSE (BENEFIT)
Current	33	(113)
Deferred	44	146
TOTAL INCOME TAX EXPENSE	77	33
NET INCOME	$970	$779
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.06	$0.05
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,225	16,100
Diluted	16,303	16,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2019	2018

REVENUES	$28,164	$22,687
Cost of revenues	18,808	15,344
GROSS PROFIT	9,356	7,343
Selling, general and administrative	7,118	5,985
Depreciation and amortization	401	406
OPERATING INCOME	1,837	952
OTHER INCOME (EXPENSE)
Interest income	9	13
Interest expense	(45)	(46)
TOTAL OTHER EXPENSE	(36)	(33)
INCOME BEFORE INCOME TAXES	1,801	919
INCOME TAX EXPENSE (BENEFIT)
Current	56	(109)
Deferred	89	179
TOTAL INCOME TAX EXPENSE	145	70
NET INCOME	$1,656	$849
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.10	$0.05
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic	16,185	16,091
Diluted	16,236	16,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, September 30, 2019	16,442,328	$165	(295,615)	$(1,554)	$29,152	$(819)	$26,944
Exercise of stock options	10,150	—	—	—	30	—	30
Stock-based compensation	—	—	—	—	121	—	121
Issuance of restricted stock	72,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	970	970
Balances, December 31, 2019	16,524,478	$166	(295,615)	$(1,554)	$29,302	$151	$28,065

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, September 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,722	$(1,649)	$25,683
Stock-based compensation	—	—	—	—	90	—	90
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net income	—	—	—	—	—	779	779
Balances, December 31, 2018	16,430,628	$165	(295,615)	$(1,554)	$28,811	$(870)	$26,552

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2019	16,433,128	$165	(295,615)	$(1,554)	$29,020	$(1,505)	$26,126
Exercise of stock options	19,350	—	—	—	58	—	58
Stock-based compensation	—	—	—	—	225	—	225
Issuance of restricted stock	72,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	1,656	1,656
Balances, December 31, 2019	16,524,478	$166	(295,615)	$(1,554)	$29,302	$151	$28,065

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,621	$(2,057)	$25,174
Stock-based compensation	—	—	—	—	191	—	191
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Cumulative effect of new accounting standard	—	—	—	—	—	338	338
Net income	—	—	—	—	—	849	849
Balances, December 31, 2018	16,430,628	$165	(295,615)	$(1,554)	$28,811	$(870)	$26,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,656	$849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	803	807
Bad debt expense	49	36
Non-cash lease expense	—	24
Inventory write-off	13	—
Loss on disposal of property, plant and equipment	—	18
Stock-based compensation expense	225	191
Deferred tax expense	89	179
Changes in operating assets and liabilities:
Accounts receivable	(3,067)	(960)
Inventory	640	(230)
Prepaid and other assets	(213)	(5)
Accounts payable and accrued liabilities	614	956
Contract asset and contract liability	960	156
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,769	2,021
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,236)	(281)
Additions to intangible assets	(65)	(203)
NET CASH USED IN INVESTING ACTIVITIES	(1,301)	(484)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	58	—
Proceeds from long-term debt	598	—
Repayments of long-term debt	(258)	(278)
Payments of debt issuance costs	(50)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	348	(278)
NET INCREASE IN CASH	816	1,259
CASH, beginning of period	4,512	5,155
CASH, end of period	$5,328	$6,414
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$62	$14
Interest paid on long-term debt	$42	$46
NON-CASH INVESTING ACTIVITIES:
Transfer of equipment to inventory	$—	$205
Property, plant and equipment financed through accounts payable	$(18)	$57

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2019, the results of its operations for the three and six months ended December 31, 2019 and 2018, cash flows for the six months ended December 31, 2019 and 2018 and stockholders’ equity for the three and six months ended December 31, 2019 and 2018. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Three-Months Ended December 31,
	2019	% Total	2018	% Total
REVENUES BY SOLUTION:
Mailbacks	$8,564	58.8%	$8,039	64.8%
Route-based pickup services	2,480	17.0%	2,078	16.8%
Unused medications	2,321	15.9%	1,350	10.9%
Third party treatment services	66	0.5%	78	0.6%
Other (1)	1,134	7.8%	849	6.9%
Total revenues	$14,565	100.0%	$12,394	100.0%
	Six-Months Ended December 31,
	2019	% Total	2018	% Total
REVENUES BY SOLUTION:
Mailbacks	$15,681	55.7%	$13,646	60.2%
Route-based pickup services	5,137	18.2%	4,206	18.5%
Unused medications	4,704	16.7%	2,989	13.2%
Third party treatment services	85	0.3%	180	0.8%
Other (1)	2,557	9.1%	1,666	7.3%
Total revenues	$28,164	100.0%	$22,687	100.0%

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

Vendor Managed Inventory - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three and six months ended December 31, 2019, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $1.9 million and $2.4 million, respectively. During the three and six months ended December 31, 2018, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.6 million and $1.0 million, respectively. As of December 31, 2019 and June 30, 2019, $3.0 million and $1.9 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. A valuation allowance has been recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company's deferred tax liability of $0.3 million includes $0.4 million of the accumulated tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation against deferred tax assets net of $0.1 million deferred tax asset for recoverable alternative minimum tax credits pursuant to the 2017 tax reform for which no valuation allowance is required. Prepaid and other current assets include realizable income taxes receivable associated with refundable alternative minimum tax credits of $0.2 million.

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

Operating leases are included in Operating Lease Right of Use Asset and Operating Lease Liability on our Condensed Consolidated Balance Sheets. Operating lease asset and liability amounts are measured and recognized based on payment amounts the Company expects to make over the expected term of the underlying leases, including renewal periods the Company is reasonably certain to exercise. The lease liability for leases expected to be settled in twelve-months or less are classified as current liabilities. The general terms of the Company’s lease agreements require monthly payments. Some of the Company’s leases escalate either by a fixed or variable amount. Certain of the Company’s leases, which provide for variable lease payments based on index-based (i.e., the US Consumer Price Index) adjustments to lease payments over the term of the lease, will be measured at the lease rate effective at the commencement of the lease or upon adoption, as applicable. Because the Company does not generally have access to the rate implicit in its leases, the Company utilizes its incremental borrowing rate as the discount rate for measuring the lease liability. At commencement, the operating lease ROU asset and lease liability are the same, with adjustments to the ROU asset for lease incentives and initial direct costs incurred. The Company reviews all options to extend, terminate or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised. The Company has determined that one lease arrangement's renewal option to extend lease terms from the original maturity of August 2021 to August 2031 is reasonably certain to be exercised due to the costs associated with relocating the lease to another location (including permitting cost as well as specialized equipment). The Company evaluates lease modifications as they occur and records such as a separate lease or an adjustment to the existing ROU asset and lease liability as appropriate.

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

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at December 31, 2019 and June 30, 2019 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, guidance for credit losses of financial instruments was issued, which requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. The provisions of the new guidance are effective for annual periods beginning after December 15, 2019 (effective July 1, 2023 for the Company), including interim periods within the reporting period, and early application is permitted. The Company is in the initial stages of evaluating the impact of the new guidance on its consolidated financial statements and related disclosures as well as evaluating the available transition methods. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three and six months ended December 31, 2019 was 7.4% and 8.1%, respectively, reflecting primarily deferred tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as estimated state income tax. The Company recorded estimated federal and state income tax expense of $0.1 million for the three and six months ended December 31, 2019 and 2018.

NOTE 6 – LEASES

The Company has operating leases for real estate, field equipment, office equipment and vehicles. Operating leases are included in Operating Lease ROU Asset and Operating Lease Liability on our Condensed Consolidated Balance Sheets.

During the three and six months ended December 31, 2019, lease cost amounts, which reflect the fixed rent expense associated with operating leases, are as follows (dollar amounts in thousands):

	Three-Months Ended December 31, 2019	Six-Months Ended December 31, 2019
Lease cost (1) - operating lease cost - fixed rent expense included in:
Cost of revenues	$451	$885
Selling, general and administrative	79	182
Total	$530	$1,067

(1) Finance lease cost, short-term lease cost and variable lease cost were not significant during the period.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended December 31, 2019, the Company modified several of its leases to extend the terms of the leases. This resulted in a non-cash change to the ROU asset and lease liability upon remeasurement of $4.4 million which is included in the non-cash changes to ROU asset and lease liability shown below. The leases remain operating leases upon re-evaluation by the Company and there were no material direct costs incurred in any of the lease modifications or in any of the leases acquired during the period. During the six months ended December 31, 2019, the Company had the following cash and non-cash activities associated with leases (dollar amounts in thousands):

Six-Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,067
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$5,126
Additions to ROU asset obtained from operating lease liabilities upon adoption of new guidance	$4,591

As of December 31, 2019, the weighted average remaining lease term for all operating leases is 5.4 years. The weighted average discount rate associated with operating leases as of December 31, 2019 is 4.8%.

The future payments due under operating leases as of December 31, 2019 is as follows (dollar amounts in thousands):

Future payments due in the twelve months ended December 31,
2020	$2,314
2021	2,230
2022	1,551
2023	1,349
2024	1,217
Thereafter	1,461
Total undiscounted lease payments	10,122
Less effects of discounting	(1,271)
Lease liability recognized	$8,851

As of June 30, 2019, future minimum lease payments under non-cancelable operating leases were $4.1 million in the aggregate, which consisted of the following: $2.1 million in 2020, $1.3 million in 2021, $0.5 million in 2022, $0.2 million in 2023 and $38 thousand in 2024.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2019 was approximately 4.39%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 4.39% on December 31, 2019. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

At December 31, 2019, long-term debt, bearing interest at 4.39%, consisted of the following (in thousands):

Acquisition loan, monthly payments of $43; maturing March 2022.	$1,207
Equipment loan, monthly principal payments begin August 2020; maturing August 2024, net of debt issuance costs of $50 thousand.	327
Real estate loan, monthly principal payments begin August 2020; maturing August 2024.	221
Total long-term debt	1,755
Less: current portion	550
Long-term debt, net of current portion	$1,205

The Company has availability under the Credit Agreement of $12.7 million ($5.9 million for the working capital and $6.8 million for the acquisitions) as of December 31, 2019. The Company has availability under the Loan Agreement of $2.6 million ($1.8 million for the real estate and $0.8 million for the equipment) as of December 31, 2019. The Company also has $0.1 million in letters of credit outstanding as of December 31, 2019.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of December 31, 2019.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments due on long-term debt subsequent to December 31, 2019 are as follows (in thousands):

Twelve Months Ending December 31,
2020	$550
2021	583
2022	238
2023	66
2024	318
$1,755

The Company utilizes performance bonds to support operations based on certain state requirements. At December 31, 2019, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant) net of applicable unvested shares forfeited.  During the three and six months ended December 31, 2019 and 2018, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2019	2018	2019	2018
Stock-based compensation expense included in:
Cost of revenues	$1	$3	$3	$2
Selling, general and administrative	120	87	222	189
Total	$121	$90	$225	$191

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2019	2018	2019	2018
Net income, as reported	$970	$779	$1,656	$849

Weighted average common shares outstanding	16,225	16,100	16,185	16,091
Effect of dilutive stock options	78	6	51	7
Weighted average diluted common shares outstanding	16,303	16,106	16,236	16,098

Net income per common share

Basic and diluted	$0.06	$0.05	$0.10	$0.05

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	616	684	645	684

NOTE 10 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2019, stock options to purchase shares of the Company's common stock were exercised as follows:

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2019	2018	2019	2018

Options Exercised	10,150	—	19,350	—
Proceeds (in thousands)	$30	$—	$58	$—
Average exercise price per share	$2.96	$—	$3.00	$—

As of December 31, 2019, there was $0.7 million of stock compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.8 years.

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

At December 31, 2019 and June 30, 2019, intangible assets consisted of the following (in thousands):

		December 31, 2019			June 30, 2019
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(1,565)	$1,442	$3,007	$(1,348)	$1,659
Permits	6 - 15 years	1,769	(542)	1,227	1,704	(492)	1,212
Patents	5 - 17 years	420	(304)	116	420	(296)	124
Trade name	7 years	270	(135)	135	270	(116)	154
Non-compete	5 years	117	(82)	35	117	(70)	47
Total intangible assets, net		$5,583	$(2,628)	$2,955	$5,518	$(2,322)	$3,196

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During both the three and six months ended December 31, 2019 and 2018, amortization expense was $0.3 million. There have been no changes in the carrying amount of goodwill since June 30, 2019.

As of December 31, 2019, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending December 31,
2021	$612
2022	598
2023	567
2024	309
2025	114
Thereafter	755
$2,955

NOTE 12 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31, 2019	June 30, 2019
Raw materials	$1,243	$1,273
Finished goods	2,920	3,543
Total inventory	4,163	4,816
Less: current portion	3,202	3,770
Inventory, net of current portion	$961	$1,046

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

Over the past few years, the Company has made a series of investments to build a robust direct service, route-based, pickup offering for medical, pharmaceutical and hazardous waste. We have built an infrastructure capable of covering more than 70% of the U.S. population with permitted trucks, transfer stations and treatment facilities. We continue to add routes and the infrastructure required for operational efficiency to reach more customers and prospects directly. Our route-based services, matched with comprehensive mailback solutions, offer us a key differentiator in the market and the ability to capitalize on larger or regional contracts within the healthcare market. With the growth in infrastructure to support the route-based service, we have strategically added new distribution for faster and more cost-effective delivery of products to customers.

We continue to develop new solutions to meet market demands. Over the past five years we have added a robust portfolio of ultimate-user medication disposal solutions for controlled substances, DEA-inventory controlled medication disposal for professionals, the Black Pail Program for disposal of most unused inventory of drugs, route-based services for medical, pharmaceutical and hazardous waste and the TakeAway Recycling System™ for single-use devices (SUDs) and the Hazardous Drug Spill Control Kit™, a USP <800> compliant spill kit for cleanup of chemotherapy and other hazardous drug spills.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2019 and 2018. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2019	%	2018	%	2019	%	2018	%
Revenues	$14,565	100.0%	$12,394	100.0%	$28,164	100.0%	$22,687	100.0%
Cost of revenues	9,693	66.5%	8,403	67.8%	18,808	66.8%	15,344	67.6%
Gross profit	4,872	33.5%	3,991	32.2%	9,356	33.2%	7,343	32.4%
SG&A expense	3,606	24.8%	2,959	23.9%	7,118	25.3%	5,985	26.4%
Depreciation and amortization	197	1.4%	205	1.7%	401	1.4%	406	1.8%
Operating Income	1,069	7.3%	827	6.7%	1,837	6.5%	952	4.2%
Total other expense	(22)	(0.2)%	(15)	(0.1)%	(36)	(0.1)%	(33)	(0.1)%
Income before income taxes	1,047	7.2%	812	6.6%	1,801	6.4%	919	4.1%
Income tax expense	77	0.5%	33	0.3%	145	0.5%	70	0.3%
Net Income	$970	6.7%	$779	6.3%	$1,656	5.9%	$849	3.7%

THREE MONTHS ENDED DECEMBER 31, 2019 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2018

Total revenues for the three months ended December 31, 2019 of $14.6 million increased compared to the total revenues for the three months ended December 31, 2018 of $12.4 million. The increase in revenue is mainly due to an increase in billings partially offset by current period revenue deferred as a contract liability net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended December 31,
	2019	2018	Variance
BILLINGS BY MARKET:
Professional	$4,365	$3,828	$537
Retail	4,218	4,152	66
Home Health Care	2,606	2,161	445
Pharmaceutical Manufacturer	2,274	842	1,432
Assisted Living	681	620	61
Government	489	543	(54)
Environmental	66	78	(12)
Other	231	249	(18)
Subtotal	14,930	12,473	2,457
GAAP Adjustment *	(365)	(79)	(286)
Revenue Reported	$14,565	$12,394	$2,171

*Represents the net impact of the revenue recognition adjustments to arrive at reported generally accepted accounting principles ("GAAP") revenue. Customer billings include all invoiced amounts for products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain rebates, product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. Most of the difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability. See Note 3 “Significant Accounting Policies - Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended December 31,
	2019	% Total	2018	% Total
BILLINGS BY SOLUTION:
Mailbacks	$8,929	59.9%	8,118	65.1%
Route-based pickup services	2,480	16.6%	2,078	16.7%
Unused medications	2,321	15.5%	1,350	10.8%
Third party treatment services	66	0.4%	78	0.6%
Other (1)	1,134	7.6%	849	6.8%
Total billings	14,930	100.0%	12,473	100.0%
GAAP adjustment (2)	(365)		(79)
Revenue reported	$14,565		$12,394

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly attributable to increased billings in the Pharmaceutical Manufacturer ($1.4 million), Professional ($0.5 million) and Home Health Care ($0.4 million) markets. The increase in Pharmaceutical Manufacturer billings was due primarily to inventory builds for several current patient support programs. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector made up of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery SystemTM and the Company’s route-based pick-up services.  The increase in Home Health Care market billings was due primarily to an expanded relationship with a major healthcare distributor. Billings for Mailbacks increased 10% to $8.9 million as compared to $8.1 million in the prior year period and represented 60% of total billings. Billings for Route-Based Pickup Services increased 19% to $2.5 million as compared to $2.1 million in the prior year period and represented 17% of total billings. Billings for Unused Medications increased 72% to $2.3 million as compared to $1.4 million in the prior year period and represented 16% of total billings.

Cost of revenues for the three months ended December 31, 2019 of $9.7 million was 66.5% of revenues. Cost of revenues for the three months ended December 31, 2018 of $8.4 million was 67.8% of revenues. The gross margin for the three months ended December 31, 2019 of 33.5% increased compared to the gross margin for the three months ended December 31, 2018 of 32.2%. Gross margin was positively impacted for the three months ended December 31, 2019 due to higher revenues than in the prior period.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2019 and 2018 were $3.6 million and $3.0 million, respectively. The increase in SG&A expense was due to continued investments in sales and marketing as well as increased professional fees incurred.

The Company reported operating income of $1.1 million for the three months ended December 31, 2019 as compared to $0.8 million in the prior year period. Operating income increased primarily due to higher gross margin (discussed above).

The Company reported income before income taxes of $1.0 million for the three months ended December 31, 2019 as compared to $0.8 million for the prior year period. Income before income taxes increased due to the increase in operating income (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2019 and 2018 was 7.4% and 4.1%, respectively, primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets and state income taxes.

The Company reported net income of $1.0 million for the three months ended December 31, 2019 as compared to a net income of $0.8 million for the prior year period. Net income increased due to the increase in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.06 for the three months ended December 31, 2019 as compared to $0.05 for the prior year period.

SIX MONTHS ENDED DECEMBER 31, 2019 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2018

Total revenues for the six months ended December 31, 2019 of $28.2 million increased by $5.5 million, or 24.1%, over the total revenues for the six months ended December 31, 2018 of $22.7 million. The increase in revenue is mainly due to increased billings in the Retail, Home Health Care, Pharmaceutical Manufacturer and Professional markets. The net increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2019	2018	Variance
BILLINGS BY MARKET:
Professional	$8,500	$7,502	$998
Retail	8,360	6,412	1,948
Home Health Care	5,923	4,088	1,835
Pharmaceutical Manufacturer	3,211	1,650	1,561
Assisted Living	1,305	1,265	40
Government	1,253	1,140	113
Environmental	85	181	(96)
Other	512	539	(27)
Subtotal	29,149	22,777	6,372
GAAP Adjustment *	(985)	(90)	(895)
Revenue Reported	$28,164	$22,687	$5,477

*Represents the net impact of the revenue recognition adjustments to arrive at reported GAAP revenue. Customer billings include all invoiced amounts for products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. Most of the difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability.  See Note 3 “Significant Accounting Policies - Revenue Recognition” in “Notes to Condensed Consolidated Financial Statements”.

The components of billings by solution are as follows (in thousands):

	Six-Months Ended December 31,
	2019	% Total	2018	% Total
BILLINGS BY SOLUTION:
Mailbacks	$16,666	57.2%	$13,736	60.3%
Route-based pickup services	5,137	17.6%	4,206	18.5%
Unused medications	4,704	16.1%	2,989	13.1%
Third party treatment services	85	0.3%	180	0.8%
Other (1)	2,557	8.8%	1,666	7.3%
Total billings	$29,149	100.0%	$22,777	100.0%
GAAP adjustment (2)	(985)		(90)
Revenue reported	$28,164		$22,687

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly due to an increase in the Retail ($1.9 million), Home Health Care ($1.8 million), Pharmaceutical Manufacturer ($1.6 million) and Professional ($1.0 million) markets. The increase in Retail billings was due mainly to a $0.4 million increase in flu shot-related orders and a $1.3 million increase in billings for unused medication solutions including MedSafe. The increase in Home Health Care billings was due primarily to an expanded relationship with a major healthcare distributor. The increase in Pharmaceutical Manufacturer billings was due primarily to inventory builds for several current and new patient support programs. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. Billings for Mailbacks, which represented 57.2% of total billings, increased 21.3% to $16.7 million as compared to $13.7 million in the prior year period primarily related to the increase in billings related to Pharmaceutical Manufacturer patient support programs and flu related business. Billings for Route-Based Pickup Services increased 22.1% to $5.1 million as compared to $4.2 million in the prior year period and represented 17.6% of total billings. Billings for Unused Medications increased 57.4% to $4.7 million as compared to $3.0 million in the prior year period and represented 16.1% of total billings.

Cost of revenues for the six months ended December 31, 2019 of $18.8 million was 66.8% of revenues. Cost of revenues for the six months ended December 31, 2018 of $15.3 million was 67.6% of revenues. The gross margin for the six months ended December 31, 2019 of 33.2% increased compared to the gross margin for the six months ended December 31, 2018 of 32.4%. Gross margin was positively impacted for the six months ended December 31, 2019 due to higher revenues than the prior year period.

Selling, general and administrative ("SG&A") expense for the six months ended December 31, 2019 and 2018 was $7.1 million and $6.0 million, respectively. The increase in SG&A expense was due to continued investment in sales and marketing as well as increased professional fees incurred.

The Company reported operating income of $1.8 million for the six months ended December 31, 2019 compared to operating income of $1.0 million for the six months ended December 31, 2018. Operating income increased primarily due to higher revenue and higher gross margin (discussed above).

The Company reported income before income taxes of $1.8 million for the six months ended December 31, 2019 versus income before income taxes of $0.9 million for the six months ended December 31, 2018. Income before income taxes increased due to the increase in operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2019 was 8.1% and 7.6%, respectively, primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets and state income taxes.

The Company reported net income of $1.7 million for the six months ended December 31, 2019 compared to net income of $0.8 million for the six months ended December 31, 2018.  Income before taxes increased due to the increase in operating income (discussed above).

The Company reported basic and diluted income per share of $0.10 for the six months ended December 31, 2019 versus basic and diluted income per share of $0.05 for the six months ended December 31, 2018.  Basic and diluted income per share increased due to the increase in net income (discussed above).

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

The Company believes its growth opportunities are supported by the following:

•
A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 70% of the U.S. population.

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

•	The Company’s strong financial position with a cash balance of $5.3 million, debt of $1.8 million and additional availability under the Credit and Loan Agreements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $0.8 million to $5.3 million at December 31, 2019 from $4.5 million at June 30, 2019 due to the following:

Cash Flows from Operating Activities - Cash flow from operating activities increased primarily due to an increase in operating income, decrease in inventory of $0.6 million, increase in accounts payable and accrued liabilities of $0.6 million and an increase in net contract liabilities of $1.0 million offset by an increase in accrued receivable of $3.1 million.

Cash Flows from Investing Activities - Cash flow from operating activities is offset by cash used in investing activities for normal permitting and capital expenditures for plant and equipment additions of $1.3 million, including approximately $1.0 million for expenditures at the Company's treatment facility in Carthage, Texas.
.
Cash Flows from Financing Activities - Cash flow from financing activities provided an increase in cash from proceeds from long-term debt of $0.6 million offset by the repayment of debt of $0.3 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the six months ended December 31, 2019 and the year ended June 30, 2019.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2019 was approximately 4.39%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At December 31, 2019, $1.2 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at December 31, 2019.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 4.64% on December 31, 2019. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%. At December 31, 2019, $0.3 million was outstanding related to the equipment portion of the Loan Agreement.

The Company has availability under the Credit Agreement of approximately $12.7 million ($5.9 million for the working capital and $6.8 million for the acquisitions) as of December 31, 2019. The Company has availability under the Loan Agreement of $2.6 million ($1.8 million for the real estate and $0.8 million for the equipment) as of December 31, 2019. The Company also had $0.1 million in letters of credit outstanding as of December 31, 2019.

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

The Company utilizes performance bonds to support operations based on certain state requirements. At December 31, 2019, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

Management believes that the Company’s current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are included in the discussion entitled Critical Accounting Policies in Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K other than the implementation of the new lease standard described in Note 3 and Note 6 to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of December 31, 2019, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2019.

Changes in Internal Control

During the three months ended December 31, 2019, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2019 for the Company’s risk factors. During the period ended December 31, 2019, there have been no changes to the Company’s risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: February 4, 2020	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 4, 2020	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)