Form 10-Q
period 2020-03-31
SHARPS COMPLIANCE CORP
filed 2020-05-05
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

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

As of May 1, 2020, there were 16,355,457 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value)

	March 31,	June 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$4,898	$4,512
Accounts receivable, net of allowance for doubtful accounts of $155 and $132, respectively	9,565	9,289
Inventory	4,910	3,770
Contract asset	55	260
Prepaid and other current assets	1,616	922
TOTAL CURRENT ASSETS	21,044	18,753
PROPERTY, PLANT AND EQUIPMENT, net	7,673	5,867
OPERATING LEASE RIGHT OF USE ASSET	8,555	—
INVENTORY, net of current portion	927	1,046
OTHER ASSETS	449	443
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,857	3,196
TOTAL ASSETS	$48,240	$36,040
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,249	$2,946
Accrued liabilities	2,449	2,213
Operating lease liability	2,021	—
Current maturities of long-term debt	626	517
Contract liability	3,017	2,502
TOTAL CURRENT LIABILITIES	11,362	8,178
CONTRACT LIABILITY, net of current portion	730	503
OPERATING LEASE LIABILITY, net of current portion	6,655	—
OTHER LIABILITIES	120	42
DEFERRED TAX LIABILITY	454	243
LONG-TERM DEBT, net of current portion	1,745	948
TOTAL LIABILITIES	21,066	9,914
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 16,639,322 and 16,433,128 shares issued, respectively and 16,343,707 and 16,137,513 shares outstanding, respectively	167	165
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	29,966	29,020
Accumulated deficit	(1,405)	(1,505)
TOTAL STOCKHOLDERS' EQUITY	27,174	26,126
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,240	$36,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2020	2019
REVENUES	$10,414	$9,451
Cost of revenues	8,191	7,416
GROSS PROFIT	2,223	2,035
Selling, general and administrative	3,600	2,901
Depreciation and amortization	201	207
OPERATING LOSS	(1,578)	(1,073)
OTHER INCOME (EXPENSE)
Interest income	4	5
Interest expense	(36)	(22)
TOTAL OTHER EXPENSE	(32)	(17)
LOSS BEFORE INCOME TAXES	(1,610)	(1,090)
INCOME TAX EXPENSE (BENEFIT)
Current	(176)	7
Deferred	122	28
TOTAL INCOME TAX EXPENSE (BENEFIT)	(54)	35
NET LOSS	$(1,556)	$(1,125)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.10)	$(0.07)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic	16,264	16,138
Diluted	16,264	16,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Nine-Months Ended March 31,
	2020	2019

REVENUES	$38,578	$32,138
Cost of revenues	26,999	22,760
GROSS PROFIT	11,579	9,378
Selling, general and administrative	10,718	8,886
Depreciation and amortization	602	613
OPERATING INCOME (LOSS)	259	(121)
OTHER INCOME (EXPENSE)
Interest income	13	18
Interest expense	(81)	(68)
TOTAL OTHER EXPENSE	(68)	(50)
INCOME (LOSS) BEFORE INCOME TAXES	191	(171)
INCOME TAX EXPENSE (BENEFIT)
Current	(120)	(102)
Deferred	211	207
TOTAL INCOME TAX EXPENSE	91	105
NET INCOME (LOSS)	$100	$(276)
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.01	$(0.02)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	16,211	16,107
Diluted	16,312	16,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	16,524,478	$166	(295,615)	$(1,554)	$29,302	$151	$28,065
Exercise of stock options	114,844	1	—	—	517	—	518
Stock-based compensation	—	—	—	—	147	—	147
Issuance of restricted stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,556)	(1,556)
Balances, March 31, 2020	16,639,322	$167	(295,615)	$(1,554)	$29,966	$(1,405)	$27,174

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2018	16,430,628	$165	(295,615)	$(1,554)	$28,811	$(870)	$26,552
Stock-based compensation	—	—	—	—	112	—	112
Issuance of restricted stock	7,500	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,125)	(1,125)
Balances, March 31, 2019	16,438,128	$165	(295,615)	$(1,554)	$28,923	$(1,995)	$25,539

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2019	16,433,128	$165	(295,615)	$(1,554)	$29,020	$(1,505)	$26,126
Exercise of stock options	134,194	1	—	—	575	—	576
Stock-based compensation	—	—	—	—	372	—	372
Issuance of restricted stock	72,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	100	100
Balances, March 31, 2020	16,639,322	$167	(295,615)	$(1,554)	$29,966	$(1,405)	$27,174

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,621	$(2,057)	$25,174
Stock-based compensation	—	—	—	—	303	—	303
Issuance of restricted stock	60,492	1	—	—	(1)	—	—
Cumulative effect of new accounting standard	—	—	—	—	—	338	338
Net loss	—	—	—	—	—	(276)	(276)
Balances, March 31, 2019	16,438,128	$165	(295,615)	$(1,554)	$28,923	$(1,995)	$25,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$100	$(276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,191	1,233
Bad debt expense	91	42
Non-cash lease expense	—	36
Inventory write-off	13	—
Loss on disposal of property, plant and equipment	6	18
Stock-based compensation expense	372	303
Deferred tax expense	211	207
Changes in operating assets and liabilities:
Accounts receivable	(367)	(364)
Inventory	(1,034)	(461)
Prepaid and other assets	(700)	(139)
Accounts payable and accrued liabilities	692	499
Contract asset and contract liability	947	235
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,522	1,333
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,500)	(649)
Proceeds from sale of property, plant and equipment	3	—
Additions to intangible assets	(121)	(254)
NET CASH USED IN INVESTING ACTIVITIES	(2,618)	(903)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	576	—
Proceeds from long-term debt	1,343	—
Repayments of long-term debt	(387)	(408)
Payments of debt issuance costs	(50)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,482	(408)
NET INCREASE IN CASH	386	22
CASH, beginning of period	4,512	5,155
CASH, end of period	$4,898	$5,177
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$90	$31
Interest paid on long-term debt	$32	$68
NON-CASH INVESTING ACTIVITIES:
Transfer of equipment to inventory	$—	$236
Property, plant and equipment financed through accounts payable	$46	$16

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

Business: Sharps is a full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit and Recovery System. The Company also offers its route-based pick-up services in a thirty-two (32) state region of the South, Southeast, Midwest and Northeast portions of the United States.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2020, the results of its operations for the three and nine months ended March 31, 2020 and 2019, cash flows for the nine months ended March 31, 2020 and 2019 and stockholders’ equity for the three and nine months ended March 31, 2020 and 2019. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.

A novel strain of coronavirus ("COVID-19") was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in servicing customers. The Company has implemented some and may take additional precautionary measures intended to help ensure the well-being of its employees, facilitate continued uninterrupted servicing of customers and minimize business disruptions. The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. To date, the Company has not identified any material adverse impact of COVID-19 on its financial position and results of operations.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Three-Months Ended March 31,
	2020	% Total	2019	% Total
REVENUES BY SOLUTION:
Mailbacks	$4,702	45.1%	$4,577	48.4%
Route-based pickup services	2,625	25.2%	2,259	23.9%
Unused medications	2,111	20.3%	1,705	18.0%
Third party treatment services	38	0.4%	26	0.3%
Other (1)	938	9.0%	884	9.4%
Total revenues	$10,414	100.0%	$9,451	100.0%

	Nine-Months Ended March 31,
	2020	% Total	2019	% Total
REVENUES BY SOLUTION:
Mailbacks	$20,383	52.8%	$18,223	56.8%
Route-based pickup services	7,762	20.1%	6,465	20.1%
Unused medications	6,815	17.7%	4,694	14.6%
Third party treatment services	123	0.3%	206	0.6%
Other (1)	3,495	9.1%	2,550	7.9%
Total revenues	$38,578	100.0%	$32,138	100.0%

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

Vendor Managed Inventory - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three and nine months ended March 31, 2020, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.5 million and $2.9 million, respectively. During the three and nine months ended March 31, 2019, the Company recorded revenue from inventory builds that are held in vendor managed inventory under these service agreements of $0.5 million and $1.5 million, respectively. As of March 31, 2020 and June 30, 2019, $1.9 million and $1.9 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. A valuation allowance has been recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized and is based upon the uncertainty of the realization of certain federal and state deferred tax assets related to net operating loss carryforwards and other tax attributes. The Company's deferred tax liability of $0.5 million includes accumulated tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation against deferred tax assets. Prepaid and other current assets include realizable income taxes receivable associated with refundable alternative minimum tax ("AMT") credits of $0.4 million.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of its single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in the single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2019 and there have been no triggering events since that date that would warrant further impairment testing.

Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at March 31, 2020 and June 30, 2019 due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no impact on the Company's consolidated financial statements and related disclosures as none of its arrangements have been modified as of March 31, 2020. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

In June 2016, guidance for credit losses of financial instruments was issued, which requires entities to measure credit losses for financial assets measured at amortized cost based on expected losses rather than incurred losses. The provisions of the new guidance are effective for annual periods beginning after December 15, 2022 (effective July 1, 2023 for the Company), including interim periods within the reporting period, and early application is permitted. The Company is in the initial stages of evaluating the impact of the new guidance on its consolidated financial statements and related disclosures as well as evaluating the available transition methods. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three and nine months ended March 31, 2020 was 3.4% and 47.6%, respectively, reflecting primarily deferred tax expense related to the effect of indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as estimated state income tax. The Company recorded an estimated federal and state income tax benefit of $0.1 million and expense of less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The Company recorded estimated federal and state income tax expense of $0.1 million for the nine months ended March 31, 2020 and 2019, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates the Company’s ability to recover refundable AMT credits to 2018 and 2019. As such, the Company has recorded the remaining balance of its AMT credits as a current income tax receivable at March 31, 2020. The CARES Act did not have a material impact on the Company's income taxes. The Company will continue to monitor future developments and interpretations for any further impacts.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LEASES

The Company has operating leases for real estate, field equipment, office equipment and vehicles. Operating leases are included in Operating Lease ROU Asset and Operating Lease Liability on our Condensed Consolidated Balance Sheets.

During the three and nine months ended March 31, 2020, lease cost amounts, which reflect the fixed rent expense associated with operating leases, are as follows (dollar amounts in thousands):

	Three-Months Ended March 31, 2020	Nine-Months Ended March 31, 2020
Lease cost (1) - operating lease cost - fixed rent expense included in:
Cost of revenues	$457	$1,342
Selling, general and administrative	123	305
Total	$580	$1,647

(1) Finance lease cost, short-term lease cost and variable lease cost were not significant during the period.

During the nine months ended March 31, 2020, the Company modified several of its leases to extend the terms of the leases. This resulted in a non-cash change to the ROU asset and lease liability upon remeasurement of $4.4 million which is included in the non-cash changes to ROU asset and lease liability shown below. The leases remain operating leases upon re-evaluation by the Company and there were no material direct costs incurred in any of the lease modifications or in any of the leases acquired during the period. During the nine months ended March 31, 2020, the Company had the following cash and non-cash activities associated with leases (dollar amounts in thousands):

Nine-Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,647
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$5,436
Additions to ROU asset obtained from operating lease liabilities upon adoption of new guidance	$4,591

As of March 31, 2020, the weighted average remaining lease term for all operating leases is 5.2 years. The weighted average discount rate associated with operating leases as of March 31, 2020 is 4.8%.

The future payments due under operating leases as of March 31, 2020 is as follows (dollar amounts in thousands):

Future payments due in the twelve months ended March 31,
2021	$2,498
2022	2,237
2023	1,671
2024	1,493
2025	1,280
Thereafter	1,215
Total undiscounted lease payments	10,394
Less effects of discounting	(1,718)
Lease liability recognized	$8,676

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

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2020 was approximately 3.62%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 3.62% on March 31, 2020. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

At March 31, 2020, long-term debt, bearing interest at 3.62%, consisted of the following (in thousands):

Acquisition loan, monthly payments of $43; maturing March 2022.	$1,077
Equipment loan, monthly principal payments begin August 2020; maturing August 2024, net of debt issuance costs of $50 thousand.	686
Real estate loan, monthly principal payments begin August 2020; maturing August 2024.	608
Total long-term debt	2,371
Less: current portion	626
Long-term debt, net of current portion	$1,745

The Company has availability under the Credit Agreement of $12.9 million ($5.9 million for the working capital and $7.0 million for the acquisitions) as of March 31, 2020. The Company has availability under the Loan Agreement of $1.9 million ($1.4 million for the real estate and $0.5 million for the equipment) as of March 31, 2020. The Company also has $0.1 million in letters of credit outstanding as of March 31, 2020.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of March 31, 2020.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments due on long-term debt subsequent to March 31, 2020 are as follows (in thousands):

Twelve Months Ending March 31,
2021	$636
2022	675
2023	201
2024	158
2025	751
$2,421

The Company utilizes performance bonds to support operations based on certain state requirements. At March 31, 2020, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

On April 20, 2020, Company received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Some of the uncertainties related to the Company’s operations that are directly related to COVID-19 include, but are not limited to, the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on operations or mandates to provide products or services), impacts on the supply chain, and the effect on customer demand or changes to operations. In addition, the health of the Company’s workforce, and its ability to meet staffing needs in its route-based, treatment and distribution operations and other critical functions are uncertain and is vital to its operations.

The PPP Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. While the Company does have availability under it Credit Agreement, $8.0 million of such availability can only be used for acquisitions and the $6.0 million that is available is in place to support working capital needs, along with current cash on hand. Further, the Company has a limited market capitalization and lack of history of being able to access the capital markets and as a result, the Company believes it meets the certification requirements.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has recently indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (Small Business Administration) audit to further ensure PPP loans are limited to eligible borrowers in need.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date, based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant) net of applicable unvested shares forfeited.  During the three and nine months ended March 31, 2020 and 2019, stock-based compensation amounts are as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2020	2019	2020	2019
Stock-based compensation expense included in:
Cost of revenues	$1	$4	$4	$6
Selling, general and administrative	146	108	368	297
Total	$147	$112	$372	$303

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share data):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2020	2019	2020	2019
Net income (loss), as reported	$(1,556)	$(1,125)	$100	$(276)

Weighted average common shares outstanding	16,264	16,138	16,211	16,107
Effect of dilutive stock options	—	—	101	—
Weighted average diluted common shares outstanding	16,264	16,138	16,312	16,107

Net income (loss) per common share

Basic and diluted	$(0.10)	$(0.07)	$0.01	$(0.02)

Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	131	1,174	296	1,176

NOTE 10 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2020, stock options to purchase shares of the Company's common stock were exercised as follows:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2020	2019	2020	2019

Options Exercised	114,844	—	134,194	—
Proceeds (in thousands)	$518	$—	$576	$—
Average exercise price per share	$4.51	$—	$4.29	$—

As of March 31, 2020, there was $0.6 million of stock compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.6 years.

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

At March 31, 2020 and June 30, 2019, intangible assets consisted of the following (in thousands):

		March 31, 2020			June 30, 2019
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(1,670)	$1,337	$3,007	$(1,348)	$1,659
Permits	6 - 15 years	1,825	(571)	1,254	1,704	(492)	1,212
Patents	5 - 17 years	420	(308)	112	420	(296)	124
Trade name	7 years	270	(145)	125	270	(116)	154
Non-compete	5 years	117	(88)	29	117	(70)	47
Total intangible assets, net		$5,639	$(2,782)	$2,857	$5,518	$(2,322)	$3,196

During both the three and nine months ended March 31, 2020 and 2019, amortization expense was $0.2 million and $0.5 million, respectively. There have been no changes in the carrying amount of goodwill since June 30, 2019.

As of March 31, 2020, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending March 31,
2021	$612
2022	592
2023	547
2024	212
2025	114
Thereafter	780
$2,857

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2020	June 30, 2019
Raw materials	$1,463	$1,273
Finished goods	4,374	3,543
Total inventory	5,837	4,816
Less: current portion	4,910	3,770
Inventory, net of current portion	$927	$1,046

The current portion of inventory includes amounts which the Company expects to sell in the next twelve month period based on historical sales.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words "will," "may," "position," "plan," "potential," "continue," "anticipate," "believe," "expect," "estimate," "project" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the known and unknown risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein including the impact of the coronavirus COVID-19 (“COVID-19”) pandemic on our operations and financial results. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q or refer to our Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties. The Company does not intend to update these forward-looking statements.

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

Uncertainty Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the three and nine months ended March 31, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
The Company has taken precautions to ensure the safety of its employees, while at the same time remaining active as a leading national provider of comprehensive medical waste solutions, bringing uninterrupted essential support to its customers and the healthcare industry. For example, the Company increased its route-based drivers, plant and operations personnel by ten percent (10%) in advance of the COVID-19 pandemic to make sure that its operations and servicing of customers would not be adversely affected by the potential absence of employees due to COVID-19. The Company also temporarily increased the pay for its front-line operations personnel and drivers during the pandemic.
Related to customer demand, the Company has seen temporary closures of about 1,000 dental, dermatology and physician practices equating to about $0.1 million in lost monthly revenue for the Company. Offsetting this is increased volumes of medical waste generated by many of the Company’s long-term care customers who are utilizing the Company’s systems and services to contain and dispose of personal protective equipment (“PPE”) utilized in their facilities.
The Company is continuing to focus on expanding its infrastructure, programs which began in calendar 2019, to support what it believes will be a strong 2020 flu and immunization season as well as medical waste disposal related to a potential COVID-19 vaccine which may become available for administration in the U.S. Additionally, the Company sees other potential increased medical waste volumes related to COVID-19 such as the long-term care market where PPE in many facilities is being disposed of as medical waste and not as trash which has been the historical practice. Finally, the Company’s route-based footprint now extends to 32 states, or 70% of the population, significantly increasing the pipeline of larger small and medium quantity generator sales opportunities.
To address these opportunities, the Company is:

•
Significantly increasing its production and inventory of medical waste mailback and shipback solutions to ensure it remains well positioned to meet an expected increase in customer demand related to the 2020 season flu and the potential COVID-19 vaccine;

•
Increasing its medical waste processing capacity from 10 million to 27 million pounds per year through the addition of a larger autoclave at its Texas facility as well as an additional autoclave at its Pennsylvania facility;

•	Securing a larger warehouse and distribution facility in Pennsylvania to store and distribute larger volumes of medical waste mailbacks; and

•	Expanding its route-based truck fleet and drivers necessary to facilitate the potential increase in volumes from its expanded 32 state route-based footprint and related larger prospect opportunities.

The Company applied for and received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact us. External effects from the COVID-19 pandemic began at the end of the third quarter and were not material to the three and nine months results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see item Part II, Item 1A, Risk factors in this report.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2020 and 2019. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2020	%	2019	%	2020	%	2019	%
Revenues	$10,414	100.0%	$9,451	100.0%	$38,578	100.0%	$32,138	100.0%
Cost of revenues	8,191	78.7%	7,416	78.5%	26,999	70.0%	22,760	70.8%
Gross profit	2,223	21.3%	2,035	21.5%	11,579	30.0%	9,378	29.2%
SG&A expense	3,600	34.6%	2,901	30.7%	10,718	27.8%	8,886	27.6%
Depreciation and amortization	201	1.9%	207	2.2%	602	1.6%	613	1.9%
Operating Income (Loss)	(1,578)	(15.2)%	(1,073)	(11.4)%	259	0.7%	(121)	(0.4)%
Total other expense	(32)	(0.3)%	(17)	(0.2)%	(68)	(0.2)%	(50)	(0.2)%
Income (loss) before income taxes	(1,610)	(15.5)%	(1,090)	(11.5)%	191	0.5%	(171)	(0.5)%
Income tax expense (benefit)	(54)	(0.5)%	35	0.4%	91	0.2%	105	0.3%
Net Income (Loss)	$(1,556)	(14.9)%	$(1,125)	(11.9)%	$100	0.3%	$(276)	(0.9)%

THREE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Total revenues for the three months ended March 31, 2020 of $10.4 million increased compared to the total revenues for the three months ended March 31, 2019 of $9.5 million. The increase in revenue is mainly due to increased billings in the Retail and Professional markets. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended March 31,
	2020	2019	Variance
BILLINGS BY MARKET:
Professional	$3,885	$3,657	$228
Retail	2,314	1,590	724
Home Health Care	1,663	1,640	23
Pharmaceutical Manufacturer	857	1,034	(177)
Assisted Living	758	632	126
Government	571	568	3
Environmental	38	25	13
Other	240	335	(95)
Subtotal	10,326	9,481	845
GAAP Adjustment *	88	(30)	118
Revenue Reported	$10,414	$9,451	$963

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended March 31,
	2020	% Total	2019	% Total
BILLINGS BY SOLUTION:
Mailbacks	$4,614	44.7%	$4,607	48.6%
Route-based pickup services	2,625	25.4%	2,259	23.8%
Unused medications	2,111	20.4%	1,705	18.0%
Third party treatment services	38	0.4%	26	0.3%
Other (1)	938	9.1%	884	9.3%
Total billings	10,326	100.0%	9,481	100.0%
GAAP adjustment (2)	88		(30)
Revenue reported	$10,414		$9,451

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly attributable to increased billings in the Retail ($0.7 million), Professional ($0.2 million), and Assisted Living ($0.1 million) markets partially offset by decreased billings in the Pharmaceutical Manufacturer ($0.2 million) market. The increase in Retail billings was due primarily to due to an acceleration in flu shot related orders and increased unused medication billings including both MedSafe and TakeAway Medication Recovery System envelopes. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector made up of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery SystemTM and the Company’s route-based pick-up services. Assisted Living market billings increased primarily due to unused medication billings and COVID-19 related waste management. Pharmaceutical Manufacturer market billings decreased due to the timing of inventory builds for patient support programs.

Billings for Route-Based Pickup Services increased 16% to $2.6 million as compared to $2.3 million in the prior year period and represented 25% of total billings. Billings for Unused Medications increased 24% to $2.1 million as compared to $1.7 million in the prior year period and represented 20% of total billings. Billings for Mailbacks were essentially flat at $4.6 million as compared to the prior year period and represented 45% of total billings.

Cost of revenues for the three months ended March 31, 2020 of $8.2 million was 78.7% of revenues. Cost of revenues for the three months ended March 31, 2019 of $7.4 million was 78.5% of revenues. The gross margin for the three months ended March 31, 2020 of 21.3% was about the same as the gross margin for the three months ended March 31, 2019 of 21.5%. Gross margin was positively impacted for the three months ended March 31, 2020 due to higher revenues than in the prior period, but was negatively impacted by higher cost of revenues of about $0.2 million for: (a) a proactive ten percent (10%) increase in route-based drivers, plant and operations personnel in advance of the COVID-19 pandemic, (b) a temporary increase in pay for the Company's front-line operations personnel and drivers during the pandemic and (c) operations costs related to the expansion of the route-based business into the Midwest ahead of the anticipated revenues.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2020 and 2019 were $3.6 million and $2.9 million, respectively. The increase in SG&A expense was due to continued investments in sales and marketing as well as increased professional fees incurred.

The Company reported operating loss of $1.6 million for the three months ended March 31, 2020 as compared to $1.1 million in the prior year period. Operating loss increased primarily due to higher cost of revenues and SG&A expenses (discussed above).

The Company reported loss before income taxes of $1.6 million for the three months ended March 31, 2020 as compared to $1.1 million for the prior year period. Loss before income taxes increased due to the increase in operating loss (discussed above).

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 3.4% and (3.2)%, respectively, primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets and state income taxes.

The Company reported net loss of $1.6 million for the three months ended March 31, 2020 as compared to a net loss of $1.1 million for the prior year period. Net loss increased due to the increase in the operating loss (discussed above).

The Company reported basic and diluted loss per share of $0.10 for the three months ended March 31, 2020 as compared to basic and diluted loss per share of $0.07 for the prior year period.

NINE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2019

Total revenues for the nine months ended March 31, 2020 of $38.6 million increased by $6.4 million, or 20.0%, over the total revenues for the nine months ended March 31, 2019 of $32.1 million. The increase in revenue is mainly due to increased billings in the Retail, Home Health Care, Pharmaceutical Manufacturer and Professional markets. The net increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2020	2019	Variance
BILLINGS BY MARKET:
Professional	$12,385	$11,159	$1,226
Retail	10,674	8,002	2,672
Home Health Care	7,586	5,728	1,858
Pharmaceutical Manufacturer	4,068	2,684	1,384
Assisted Living	2,063	1,897	166
Government	1,824	1,708	116
Environmental	123	206	(83)
Other	752	874	(122)
Subtotal	39,475	32,258	7,217
GAAP Adjustment *	(897)	(120)	(777)
Revenue Reported	$38,578	$32,138	$6,440

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

The components of billings by solution are as follows (in thousands):

	Nine-Months Ended March 31,
	2020	% Total	2019	% Total
BILLINGS BY SOLUTION:
Mailbacks	$21,280	53.8%	$18,343	56.9%
Route-based pickup services	7,762	19.7%	6,465	20.0%
Unused medications	6,815	17.3%	4,694	14.6%
Third party treatment services	123	0.3%	206	0.6%
Other (1)	3,495	8.9%	2,550	7.9%
Total billings	39,475	100.0%	32,258	100.0%
GAAP adjustment (2)	(897)		(120)
Revenue reported	$38,578		$32,138

(1)	The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.

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

The increase in billings was mainly due to an increase in the Retail ($2.7 million), Home Health Care ($1.9 million), Pharmaceutical Manufacturer ($1.4 million) and Professional ($1.2 million) markets. The increase in Retail billings was due mainly to a $1.6 million increase in billings for unused medication solutions including MedSafe and Take Away Recovery System envelopes and a $0.7 million increase in flu shot-related orders. The increase in Home Health Care billings was due primarily to an expanded relationship with a major healthcare distributor. The increase in Pharmaceutical Manufacturer billings was due primarily to inventory builds for several current and new patient support programs. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. Billings for Mailbacks, which represented 53.8% of total billings, increased 16% to $21.3 million as compared to $18.3 million in the prior year period primarily related to the increase in billings related to Pharmaceutical Manufacturer patient support programs and flu related business. Billings for Route-Based Pickup Services increased 20% to $7.8 million as compared to $6.5 million in the prior year period and represented 19.7% of total billings. Billings for Unused Medications increased 45% to $6.8 million as compared to $4.7 million in the prior year period and represented 17.3% of total billings.

Cost of revenues for the nine months ended March 31, 2020 of $27.0 million was 70.0% of revenues. Cost of revenues for the nine months ended March 31, 2019 of $22.8 million was 70.8% of revenues. The gross margin for the nine months ended March 31, 2020 of 30.0% increased compared to the gross margin for the nine months ended March 31, 2019 of 29.2%. Gross margin was positively impacted for the nine months ended March 31, 2020 due to higher revenues than the prior year period.

Selling, general and administrative ("SG&A") expense for the nine months ended March 31, 2020 and 2019 was $10.7 million and $8.9 million, respectively. The increase in SG&A expense was due to continued investment in sales and marketing as well as increased professional fees incurred.

The Company reported operating income of $0.3 million for the nine months ended March 31, 2020 compared to an operating loss of $0.1 million for the nine months ended March 31, 2019. Operating income increased primarily due to higher revenue and higher gross margin (discussed above).

The Company reported income before income taxes of $0.2 million for the nine months ended March 31, 2020 versus loss before income taxes of $0.2 million for the nine months ended March 31, 2019. Income before income taxes increased due to the increase in operating income (discussed above). The CARES Act, among other things, accelerated the Company's ability to recover refundable AMT credits to 2018 and 2019. The CARES Act did not have a material impact on the Company's income taxes. The Company will continue to monitor future developments and interpretations for any further impacts.

The Company’s effective tax rate for the nine months ended March 31, 2020 was 47.6% and (61.4%), respectively, primarily due to deferred tax expense related to indefinite lived assets, such as goodwill, which cannot be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets and state income taxes.

The Company reported net income of $0.1 million for the nine months ended March 31, 2020 compared to net loss of $0.3 million for the nine months ended March 31, 2019.  Net income increased due to the increase in income before taxes (discussed above).

The Company reported basic and diluted income per share of $0.01 for the nine months ended March 31, 2020 versus basic and diluted loss per share of $(0.02) for the nine months ended March 31, 2019.  Basic and diluted income per share increased due to the increase in net income (discussed above).

PROSPECTS FOR THE FUTURE

As a result of the COVID-19 outbreak, the Company has implemented some and may take additional precautionary measures intended to help ensure the well-being of its employees, facilitate continued uninterrupted servicing of customers and minimize business disruptions. For example, the following have recently been implemented to address some of the uncertainties related to COVID-19:

•
The Company has increased its headcount for route-based drivers, plant and operations personnel by 10% as a result of COVID-19 to make sure that its operations and servicing of customers would not be adversely affected by the potential absence of employees due to COVID-19.

•
The Company has temporarily increased pay to route-based drivers, plant and operations personnel due to the additional potential risks associated with those functions in light of the COVID-19 environment.

•
While some areas of the business have seen increased revenue, COVID-19 has caused many of the Company’s customers to temporarily close starting in mid-March 2020. For example, there have been temporary closures of approximately 1,000 customer offices including dental, dermatology and physician practices which equates to almost $0.1 million per month in lost revenue.

•	The Company is considered an essential business and could incur elevated costs to maintain uninterrupted essential support to its customers and the overall healthcare industry.

•
Inventory levels have been increased significantly (approximately 30%) since June 30, 2020, which has also precipitated the need for additional warehouse space for the Company’s products. The Company is working to ensure it has adequate products and solutions to address the potential additional needs that could reasonably be expected to follow a pandemic of this magnitude.

•
Given the timing of when the COVID-19 quarantine manifested itself (middle of third quarter) in the U.S., the financial impacts to the Company have only partially been captured within the result of operations reported to date.

The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. To date, the Company has not identified any material adverse impact of COVID-19 on its financial position and results of operations.

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

•
In July 2015 and July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-two (32) state region of the South, Southeast, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 13,500 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•
The Company’s financial position with a cash balance of $4.9 million (used for working capital needs), debt of $2.4 million and additional availability under the Credit and Loan Agreements as of March 31, 2020 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $0.4 million to $4.9 million at March 31, 2020 from $4.5 million at June 30, 2019 due to the following:

Cash Flows from Operating Activities - Cash flow from operating activities increased primarily due to an increase in operating income, increase in accounts payable and accrued liabilities of $0.7 million and an increase in net contract liabilities of $0.9 million partially offset by an increase in inventory of $1.0 million and an increase in accounts receivable of $0.4 million.

Cash Flows from Investing Activities - Cash flow from operating activities is offset by cash used in investing activities for normal permitting and capital expenditures for plant and equipment additions of $2.6 million, including approximately $1.8 million for expenditures at the Company's treatment facility in Carthage, Texas.
.
Cash Flows from Financing Activities - Cash flow from financing activities provided an increase in cash from proceeds from long-term debt of $1.3 million and proceeds from exercise of stock options of $0.6 million offset by the repayment of debt of $0.4 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the nine months ended March 31, 2020 and the year ended June 30, 2019.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2020 was approximately 3.62%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At March 31, 2020, $1.1 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at March 31, 2020.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 3.62% on March 31, 2020. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%. At March 31, 2020, $0.7 million and $0.6 million was outstanding related to the equipment portion and real estate portion, respectively, of the Loan Agreement.

On April 20, 2020, the Company received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Some of the uncertainties related to the Company’s operations that are directly related to COVID-19 include, but are not limited to, the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on operations or mandates to provide products or services), impacts on the supply chain, and the effect on customer demand or changes to operations. In addition, the health of the Company’s workforce, and its ability to meet staffing needs in its route-based, treatment and distribution operations and other critical functions are uncertain and is vital to its operations.

The PPP Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. While the Company does have availability under it Credit Agreement, $8.0 million of such availability can only be used for acquisitions and the $6.0 million that is available is in place to support working capital needs, along with current cash on hand. Further, the Company has a limited market capitalization and lack of history of being able to access the capital markets and as a result, the Company believes it meets the certification requirements.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has recently indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (Small Business Administration) audit to further ensure PPP loans are limited to eligible borrowers in need.

The Company has availability under the Credit Agreement of approximately $12.9 million ($5.9 million for the working capital and $7.0 million for the acquisitions) as of March 31, 2020 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance). The Company has availability under the Loan Agreement of $1.9 million ($1.4 million for the real estate and $0.5 million for the equipment) as of March 31, 2020. The Company also had $0.1 million in letters of credit outstanding as of March 31, 2020.

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

The Company utilizes performance bonds to support operations based on certain state requirements. At March 31, 2020, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of March 31, 2020, pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2020.

Changes in Internal Control

During the three months ended March 31, 2020, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2019 for the Company’s risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no changes from the risk factors described in our Form 10-K during the period ended March 31, 2020.

The recent COVID-19 pandemic could have an adverse effect on our operations, results of operations, cash flows and financial condition
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which could adversely affect our business operations and may materially and adversely affect our results of operations, cash flows and financial position.
For example, related to customer demand, the Company has seen temporary closures of about 1,000 dental, dermatology and physician practices equating to about $0.1 million in lost monthly revenue for the Company. Offsetting this is increased volumes of medical waste generated by many of the Company’s long-term care customers who are utilizing the Company’s systems and services to contain and dispose of personal protective equipment (“PPE”) utilized in their facilities.
In addition to volatility in customer demand and buying habits, we may restrict operations if we deem it necessary or if recommended or mandated by governmental authorities which would have a further adverse impact on us. We have incurred additional costs to ensure we meet the needs of our customers, including increases in headcount for route-based, treatment and distribution personnel, pay increases for these front-line employees and working capital costs to increase inventory levels to meet expected customer demand later in the calendar year.
Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise. Additionally, currently some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could adversely affect our business.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the outbreak; governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services); the promotion of social distancing and the adoption of shelter-in-place orders affecting foot traffic in our customers’ facilities; the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on customer demand and buying patterns including spend on discretionary categories; the effects of additional customer closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions, particularly if members of our work force are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 5, 2020	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 5, 2020	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)