Form 10-K
period 2020-06-30
SHARPS COMPLIANCE CORP
filed 2020-08-26
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $59.0 million (based on the closing price of $4.22 on December 31, 2019 as reported by The NASDAQ Capital Market). For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive offices, directors or 10% beneficial owners are affiliates.
The number of common shares outstanding of the Registrant was 16,377,057 as of August 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on November 19, 2020 are incorporated by reference into Part III. Such Proxy Statement will be filed within 120 days after the end of the registrant's fiscal year.

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
We continue to develop new solutions to meet market demands. Over the past five years, we have added a robust portfolio of ultimate-user medication disposal solutions for controlled substances, a system for DEA-inventory controlled medication disposal for professionals, the Black Pail Program for disposal of most unused pharmaceuticals, including Resource Conservation and Recovery Act ("RCRA") hazardous medications, and the Inhaler Disposal system. We have also developed route-based services for medical, pharmaceutical and hazardous waste, the TakeAway Recycle System™ for single-use devices ("SUDs") and the Hazardous Drug Spill Control Kit™, a USP <800> (as defined below) compliant spill kit for cleanup of chemotherapy and other hazardous drug spills.
As hospitals and surgery centers increase their sustainability efforts, they are looking for ways to recycle more materials, such as SUDs. SUDs are constructed of materials capable of being recycled, primarily plastics and metals. With a greater emphasis for more sustainable solutions, the TakeAway Recycle System is a much-needed complement to the single-use device market.
Our dually permitted trucks allow our hazardous waste direct pickup service to align with our medical waste so that we can fully service all our customers. Most healthcare professionals have hazardous waste in addition to medical waste. By also transporting hazardous waste, we have a competitive advantage over local haulers while still offering cost-effective pricing.
Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas. Our telephone number at that location is (713) 432-0300. We currently have 182 full-time employees and 2 part-time employees. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas.
We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations. The Carthage facility offers both steam sterilization in an autoclave and high heat incineration for the proper treatment of regulated medical waste and non-hazardous pharmaceuticals. The autoclave system is utilized alongside the incinerator for day-to-day operations. The Carthage location also serves as the Company's main facility for managing our recycling solution. In August 2020, the Company added a second autoclave to the Texas facility.
In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste at its treatment facility located in northeastern Pennsylvania. The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and doubles as a distribution center of mailback solutions. It has been in operation since November 2016. The Company is in the process of adding a second autoclave to the Pennsylvania facility with expected completion in October 2020.
Uncertainty Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the year ended June 30, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
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
To address these opportunities, the Company is:
•Significantly increasing its production and inventory of medical waste mailback and shipback solutions to ensure it remains well positioned to meet an expected increase in customer demand related to the 2020 season flu and the potential COVID-19 vaccine;
•Increasing its medical waste processing capacity from 10 million to 27 million pounds per year through the addition of a larger autoclave at its Texas facility as well as an additional autoclave at its Pennsylvania facility;
•Securing a larger warehouse and distribution facility in Pennsylvania to store and distribute larger volumes of medical waste mailbacks; and
•Expanding its route-based truck fleet and drivers necessary to facilitate the potential increase in volumes from its expanded 32 state route-based footprint and related larger prospect opportunities.

The Company applied for and received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material adverse effect on these parties could adversely impact our results of operations, cash flows and financial conditions. External effects from the COVID-19 pandemic began at the end of the third quarter and were not material to the year ended June 30, 2020 results. Given the timing of when the COVID-19 quarantine manifested itself (middle of third quarter) in the U.S., the financial impacts to the Company may have only partially been captured within the results of operations reported to date. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see item Part I, Item 1A, Risk factors in this report.
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
TakeAway Recovery System: innovative system designed for simplified and environmentally friendly treatment of used needles, syringes, and other used healthcare products. The TakeAway Recovery System includes a sharps container in sizes ranging from one quart to thirty gallons; a prepaid-UPS return shipping box, absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a bag for additional containment and complete documentation and tracking manifest. The TakeAway Recovery System is transported to our owned or contracted facilities for treatment. Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharsTracer® system.
Route-Based Pickup Service: as a full-service waste management services company, we offer route-based medical and hazardous waste pickup services with our dually permitted trucks. We service customers and prospects that have facilities or branches that generate larger quantities of medical, pharmaceutical (non-controlled) and limited quantities of hazardous waste or where the route-based pickup service is preferred. This blended service of mailback and pickup provides cost-savings benefits by customizing the right solution with each location to reach the best outcome for the customer.
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
Inhaler Disposal: an all-in-one solution for effectively collecting, transporting and destroying used pharmaceutical inhalers. Long-term care facilities can dispose of all medication (controlled and non-controlled substances, harzardous waste pharmaceuticals and inhalers) with our MedSafe collection receptacle combined with our Inhaler Disposal system.
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
The Company believes its growth opportunities are supported by the following:
•A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers, labs, dialysis centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 70% of the U.S. population.
•From July 2015 to July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-two (32) state region of the South, Southeast, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 13,750 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.
•The changing demographics of the U.S. population – according to the U.S. Census Bureau, 2019 Population Estimates and National Projections, the nation's 65-and-older population has grown rapidly since 2010 (34.2% over the past decade), which will increase the need for cost-effective medical waste management solutions, especially in the long-term care and home healthcare markets. With multiple solutions for managing regulated healthcare-related waste, the Company delivers value as a single-source provider with blended mailback and route-based pickup services matched to the waste volumes of each facility.
•The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control

("CDC"), 44.9% of U.S. adults received a flu shot and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2020, the Company saw growth in the retail flu shot related orders in seven years of 10% to 36%, including a 25% increase in 2020, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.
•The passage of regulations for ultimate-user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long-standing issue within long-term care.
•Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste. The Company’s Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal. The federal government, state agencies and non-profits are recognizing the need to fund programs that address prevention as it pertains to the opioid crisis. MedSafe and mailback envelopes for proper medication disposal are being funded for prevention programs.
•With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers comprehensive services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications, which include data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.
•A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps disposal and unused medication disposal solutions — the Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Spill Kits and TakeAway Medication Recovery System envelopes.
•The Company continually develops new solution offerings such as ultimate user medication disposal (MedSafe and TakeAway Medication Recovery System), mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants) and shipback services for collection and recycling of single-use medical devices from surgical centers and other healthcare facilities (TakeAway Recycle System).
•COVID-19 prompted healthcare demands and opportunities including the expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the potential COVID-19 vaccine, or supporting the pick-up and processing of the significantly increased volumes of healthcare waste from the long-term care industry.
COMPETITIVE STRENGTHS
We believe our competitive strengths include the following:
Leading national healthcare waste management provider specializing in regulated waste streams, including medical, pharmaceutical, and hazardous
Sharps Compliance Corp. is a leading national healthcare waste management provider specializing in regulated waste streams including medical, pharmaceutical and hazardous. Our services facilitate the safe and proper collection, transportation and environmentally-responsible treatment of regulated waste from customers in multiple healthcare-related markets. The markets we manage are small to medium-size generators of healthcare waste including professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), assisted living and long-term care facilities, government agencies, home health care, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal. Lastly, we maintain a strong distribution network for the sale of our solutions within the aforementioned markets.
We assist our customers in determining solutions that best fit their needs for the collection, transportation and treatment of regulated medical, pharmaceutical and hazardous waste. Our differentiated approach provides our customers the flexibility to transport waste via direct route-based services, USPS or common carrier dependent upon quantity of waste generated, cost savings and facility needs. Our comprehensive services approach includes a single point of contact, consolidated billing, integrated manifest and proof of destruction repository. Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical, pharmaceutical and hazardous waste disposal and compliance requirements. We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth. Over the past few years, the primary focus of our marketing efforts has been on educating the marketplace about us as an alternative to the historical provider of waste services.
Vertically-integrated full-service operations
Our operations are fully integrated, including manufacturing, assembly, distribution, treatment, online tracking and customer reporting. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas. We own and operate a fully-permitted treatment facility in Carthage, Texas that incorporates our processing and treatment operations. The Carthage facility offers both steam sterilization, in an autoclave and high heat incineration for the proper treatment of regulated medical waste and non-hazardous pharmaceuticals. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our Texas facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste and pharmaceuticals (i.e., both incineration and autoclave capabilities). The Carthage location also serves as the Company's main facility for managing our recycling solution. In August 2016, the Company received the Commonwealth of Pennsylvania Department of Environmental Protection Bureau of Waste Management permit for the processing of medical waste at its treatment facility located in northeastern Pennsylvania. The 40,000 square foot facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The facility is designed to cost-effectively and efficiently process medical waste generated by the Company’s route-based and mailback customers and doubles as a distribution center of mailback solutions and has been in operation since November 2016. The Company’s route-based pickup service business covers over 70% of the U.S. population in areas throughout the South, Southeast, Midwest and Northeast. We track the movement of each shipment from outbound shipping to ultimate treatment and provide confirmation to the customer for their records using our proprietary SharpsTracer tracking and documentation system. We also track treatment volumes associated with pickup services provided as part of our blended product portfolio using SharpsTracer. We also provide customized reporting and comprehensive regulatory support for many of our customers. By controlling all aspects of the process internally, the Company is able to provide a one-stop solution and simplify the tracking and record-keeping processes to meet regulatory requirements for our customers. We believe the fully-integrated nature of our operations is a key factor and differentiator leading to our success and leadership position in our industry.
Highly scalable business model
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
Diverse product markets
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

Our billings by market for the years ended June 30, 2020, 2019 and 2018 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2020	2019	2018
BILLINGS BY MARKET*:
Retail	30%	26%	20%
Professional	29%	34%	33%
Home Health Care	19%	17%	20%
Pharmaceutical Manufacturer	9%	9%	11%
Assisted Living	6%	6%	7%
Government	4%	5%	5%
Environmental	1%	1%	2%
Other	2%	2%	2%
	100%	100%	100%
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
To protect citizens and waste workers from needle stick injuries, ten states have passed state-wide legislation or regulations making it illegal to discard used sharps into household trash. Numerous cities, such as Seattle, have passed ordinances making disposal of sharps in the trash illegal. Almost all other states, as well as the District of Columbia and territories have passed strict guidelines regarding home sharps disposal. Whether legislation or strict guidelines, most of the U.S. population is required to first properly contain their home generated sharps before placing into the household trash. In addition, certain states and counties have passed ordinances requiring businesses such as hospitals and those that sell syringes to the public, such as retail pharmacies and veterinary clinics, to take back syringes, once used, in regulatory-compliant sharps containers at no charge to the consumer.

In order to reduce accidental poisonings and pollution of our water and municipal water systems, 22 states and the District of Columbia have introduced legislation over the last few years intended to manage the disposal of consumer unused medications. Seven states and the District of Columbia have successfully passed such legislation. Passed or pending legislation related to disposal of consumer medications covers about two-thirds of the U.S. population. Further, since 2009, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer generated unused medications and in some cases home sharps disposal. Both Federal and state regulatory agencies are addressing this issue by banning the sewering of medications by medical facilities and by strongly encouraging the public to prohibit sewering of their unwanted drugs. States such as California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. In 2010, Congress passed the Secure and Responsible Drug Disposal Act, leading to DEA changes to the Controlled Substances Act in 2014, allowing certain DEA registrants to collect controlled substances from the public. Collection receptacles can now be found in retail pharmacies, long-term care facilities and hospitals throughout the country.

The Environmental Protection Agency (“EPA”) has recently passed regulations that will affect the healthcare industry including the Generator Improvement Rule passed in November 2016 and the Management Standards for Hazardous Waste Pharmaceuticals passed in February 2019 (the “Pharmaceutical Rule”). The Pharmaceutical Rule mandates that healthcare facilities compliantly manage the hazardous waste pharmaceuticals generated on their sites through less rigorous and more streamlined regulatory requirements. The Pharmaceutical Rule also instituted a national ban on the sewering of any hazardous waste pharmaceuticals generated by healthcare facilities as of August 19, 2019. As state adoption of these federal regulations occurs over the next 24 months and enforcement of these statutes increases, more companies could turn to solutions such as ours to help manage their hazardous waste pharmaceutical, especially in the long-term care setting, providing the needed regulatory compliance. We believe we are well positioned to benefit given our strict adherence to established standards and extensive documentation and records.

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
Our senior management team has extensive industry experience and is committed to the continued growth and success of our company. Mr. David P. Tusa, CEO and President, in addition to his ten-plus years with the Company has over 20 years of business and public company experience in multiple industries and in companies with revenues up to $500 million. Ms. Diana P. Diaz, CPA, MBA, Vice President and Chief Financial Officer, has over 25 years of finance, accounting, healthcare and public company industry experience. Mr. Adrian W. Burke, Senior Vice President of Operations, has over 25 years of operations, logistics and transportation experience in the private sector for a variety of multinational companies, as well as the United States Marine Corps. Mr. Gregory C. Davis, Vice President of Operations, has over 20 years of information technology and operations-related experience. Mr. Dennis Halligan, Vice President of Marketing, has broad marketing experience with the Company and at a variety of firms, including Stir Creative and R.J. Reynolds.
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
The Company’s Pharmaceutical Manufacturer billings have grown from $0.3 million to $4.7 million for the years ended June 30, 2011 and 2020, respectively. We continue to see increased interest in our patient support program solution among pharmaceutical manufacturers as it relates to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes. The patient support programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer system tracks the return of the Sharps Recovery System by the patient to the treatment facility and then makes available to the pharmaceutical manufacturer electronic data. This data assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up, which potentially could lead to better outcomes. We believe the Company is a leader in providing solutions of this type to this market.
We are positive about anticipated growth opportunities in the Retail market. According to the CDC, 44.9% of U.S. adults received a flu shot, and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2020, the Company saw growth in the retail flu shot related orders in seven years of 10% to 36%, including a 25% increase in 2020, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the Retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.
Active acquisition program
From July 2015 to July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-two (32) state region of the South, Southeast, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened offices and transfer stations in strategic locations. The Company directly serves more than 13,750 customer locations with route-based pickup services offered to areas encompassing over 70% of the U.S. population.
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

Over the past five years, the Company has made ongoing investments in sales and marketing initiatives to drive growth in two areas:
•Inside and Online Sales – Through targeted telemarketing initiatives (inside sales), e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company’s innovative solution offerings with a focus on individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities.
•Field Sales – The field sales team focuses on larger dollar and nationwide opportunities in most of the markets served. The field sales team is able to address larger opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive waste management offering.
We have seen success with this approach over the past few years and believe the comprehensive offering capabilities will continue to accelerate revenue growth of the Company.
CONCENTRATION OF CREDIT AND SUPPLIERS
There is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2020, two customers represented approximately 35% of revenues. Two of these customer also represented approximately 44%, or $5.2 million of the total accounts receivable balance at June 30, 2020. For the fiscal year ended June 30, 2019, two customer represented approximately 27% of revenue and 19%, or $1.7 million, of the total accounts receivable balance at June 30, 2019. For the fiscal year ended June 30, 2018, one customer represented approximately 17% of revenue. We may be adversely affected by our dependence on a limited number of high volume customers. Management believes that the risks are mitigated by (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of our traditional customer base.
The Company currently transports (from the patient or user to the Company’s facilities or subcontracted treatment facilities) many of its mailback and unused medication solution offerings using USPS. Therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. We also have an arrangement with UPS whereby UPS transports certain other mailback and unused medication solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations.
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
COMPETITION
There are several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste. There are also a number of companies that focus specifically on the marketing of products and services which facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies. Additionally, we compete in certain markets with Stericycle, the largest medical waste company in the country, which focuses primarily on a pickup service business model. With the addition of the route-based pickup services offered on a direct basis covering over 70% of the U.S. population throughout the South, Southeast, Midwest and Northeast and through a network of medical and hazardous waste services providers, the Company believes it is well positioned with its comprehensive medical waste management offering to compete with Stericycle. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications (including controlled substances), it could face additional and possibly significant competition. We believe our comprehensive line of proven solution offerings, comprehensive medical waste management service offerings, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically-integrated producer of products and services provide significant differentiation in the current competitive market.
GOVERNMENT REGULATION
Sharps is subject to extensive federal, state and local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the Department of Transportation, the U.S. Food and Drug Administration, the State of Texas, the State of Pennsylvania and local governments with respect to our facilities and operations. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. Our estimated annual costs of complying with these laws, regulations and guidelines, including environmental laws, is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required in order for Sharps to be in compliance with such changing laws, rules and regulations.
TREATMENT FACILITIES
The Company’s treatment facility in Carthage, Texas is currently permitted to process 100 tons per day. The incinerator at the facility is currently permitted to treat 40 tons per day of municipal solid waste with 10% of this amount identified as applicable to healthcare facility generated medical waste. The Company has supplemented the treatment facility’s incineration process with an autoclave system and technology capable of treating up to 8 tons per day of medical waste at the same facility. In August 2020, the Company added a second autoclave capable of treating up to an additional 34 tons per day of medical waste. Autoclaving is a cost-effective alternative to traditional incineration that treats medical waste with steam at high temperature and pressure to kill pathogens. The autoclave system is utilized alongside the incinerator for day-to-day operations. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed below). We believe that our facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispensed medications (i.e., both incineration and autoclave capabilities).
The Company also leases 54,228 square feet of space in Pennsylvania, including 40,000 square feet, which the Company utilizes as a fully-permitted facility to house a treatment and distribution facility. The facility is permitted as both a medical waste treatment facility, utilizing an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The Company is in the process of adding a second autoclave to this facility with expected completion in October 2020.
ITEM 1A. RISK FACTORS
We may be unable to manage our growth effectively.
We continued to experience core revenue growth in fiscal year 2020 as we saw the benefits of our marketing activities in all of our target markets. Revenue increased 15% to $51 million for the fiscal year ended June 30, 2020 driven by increases in the retail, home health care, assisted living, professional and pharmaceutical manufacturer markets due mainly to increased flu shot related orders, increased route-based pickup services, increased order activity for unused medication solutions, including the MedSafe and TakeAway Recovery System envelopes, an expanded relationship with a major healthcare distributor, increased COVID-19 related wasted management and targeted telemarketing initiatives and promotional activities. The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need, at some point, to add operations, administrative and other personnel and to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis or expand our operations and systems to the extent and in the time required.
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
We are dependent on a small group of customers. In addition, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2020, two customers represented approximately 35% of revenues. Two of these customers also represented approximately 44%, or $5.2 million, of the total accounts receivable balance as of June 30, 2020. To the extent significant customers are delinquent or delayed in paying, or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.
The loss of our senior executives could affect our ability to manage the business profitability.
Our growth and development to date has been largely dependent on the active participation and leadership of our senior management team consisting of the Company’s CEO and President, Vice President and CFO, Senior Vice President of Operations, Vice President of Operations and Vice President of Marketing. We believe that the continued success of the business is largely dependent upon the continued employment of the senior management team and have, therefore, (i) entered into individual employment arrangements with key personnel and (ii) approved the Compensation and Incentive Plan for participation by the senior management team in order to provide an incentive for their continued employment with us. The unplanned loss or illness of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact our ability to execute our business plan.
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
For example, related to customer demand, during the period from March 2020 to May 2020, the Company saw temporary closures of about 1,000 dental, dermatology and physician practices equating to about $0.1 million in lost monthly revenue for the Company. Offsetting this has been increased volumes of medical waste generated by many of the Company’s long-term care customers who are utilizing the Company’s systems and services to contain and dispose of PPE utilized in their facilities.
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
The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the outbreak; governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services); the promotion of social distancing and the adoption of shelter-in-place orders affecting foot traffic in our customers’ facilities; the impacts on our supply chain; the impact of the pandemic on the U.S. economic activity overall; the extent and duration of the effect on customer demand and buying patterns including spend on discretionary categories; the effects of additional customer closures or other changes to our operations; the health of and availability on our workforce and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions, particularly if members of our work force are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material adverse effect on these parties could adversely impact our business operations, results of operations, cash flow, and financial position. The impact of COVID-19 may also exacerbate other risks discussed herein, any of which could have a material adverse effect on our business. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
Risks associated with our acquisition strategy could adversely affect our operating results.
We expect a portion of our growth to come from acquisitions, and we continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. In addition, the success of any acquisition depends in part on our ability to integrate the acquired business. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of management’s attention and our financial and other resources. There can be no assurance that any acquisitions, if completed, will be successful.
Aggressive pricing by existing competitors and the entrance of new competitors could drive down our profits and slow its growth.
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
We are subject to extensive federal, state and local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the Department of Transportation, the U.S. Food and Drug Administration, the State of Texas, the State of Pennsylvania and local governments with respect to our facilities and operations. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. We believe that we are currently in compliance in all material respects with all applicable laws and regulations governing our business, including the permits and authorizations for our incinerator facility. Our estimated annual costs of complying with these laws, regulations and guidelines, including environmental laws, is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required for us to be in compliance with such changing laws, rules and regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical waste could result in a reduced demand for our products and services and could have a material adverse effect on our revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change.
The inability of the Company to operate its treatment facilities would adversely affect its operations
The Company has two (2) fully-permitted facilities that house our processing and treatment operations. Our processing and treatment facilities which, are located in Carthage, Texas and in Nesquehoning, Pennsylvania, are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healthcare related waste per day. The Company owns one of these processing and treatment facilities and leases the other. Sharps believes it operates and maintains the facilities in compliance in all material respects with all federal, state and local laws and/or any other regulatory agency requirements involving treatment and disposal and the operation of the incinerator and autoclave facilities. The failure to maintain the permits for the treatment facilities or unfavorable conditions contained in the permits or new regulations could substantially impair our operations and reduce our revenues. Any disruption in the availability of the disposal or treatment facilities, whether as a result of action taken by governmental authorities, natural disasters or otherwise, would have an adverse effect on our operations and results of operations.
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
The Credit Agreement and the Loan Agreement, as defined in Note 5 “Notes Payable and Long-Term Debt” in “Notes to the Consolidated Financial Statements,” contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement, which expires on March 29, 2021 for the working capital portion of the Credit Agreement, and the Loan Agreement also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount of our borrowing available under the agreements. These covenants could affect our ability to operate our business and may limit our ability to have sufficient funding or otherwise to take advantage of potential business opportunities as they arise.
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
Although the Company has secured some U.S. government business during fiscal year 2020, there can be no assurances that future periods will include similar business. All contracts with, or subcontracts involving, the federal government are terminable or subject to renegotiation by the applicable governmental agency on 30-day notice at the option of the governmental agency. If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.
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
We currently transport (from the patient or user to our facilities or subcontracted treatment facilities) the majority of our solution offerings using USPS. Therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage, although there can be no assurance that such work stoppage can be avoided. As noted above, we entered into an arrangement with UPS whereby UPS transports certain other solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations. Any disruption in the transportation of products would have an adverse effect on our operations, results of operations and financial condition.

The Company’s stock has experienced, and may continue to experience, low trading volume and price volatility.
The Company’s common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED.” The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Over the past three years, the Company’s common stock has had an average trading volume of approximately 58,000 shares traded per month. It may be difficult for investors to sell shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.
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
ITEM 2. PROPERTIES
The Company utilizes approximately 333,000 square feet of space across the U.S. including space for corporate offices in Houston, Texas. Sharps has manufacturing, assembly, storage, distribution and warehousing operations as well as two (2) fully-permitted facilities that house our processing and treatment operations. Our processing and treatment facilities which, are located in Carthage, Texas and in Nesquehoning, Pennsylvania, are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healthcare related waste per day. The Company owns one of these processing and treatment facilities and leases all other spaces. The leases expire between fiscal years 2020 to 2031 with options to renew ranging from 1 years to 5 years.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information: The Company’s common stock is quoted on the NASDAQ capital market under the symbol “SMED”. Over the past three years, the Company’s common stock has had an average trading volume of approximately 58,000 shares traded per month. Stockholders: At August 24, 2020, there were 16,377,057, shares of common stock held by approximately 142 holders of record; however, the Company believes the number of beneficial owners exceeds this number. The last reported sale of the common stock on August 24, 2020 was $7.64 per share.
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
Securities Authorized for Issuance under Equity Compensation Plans:
The following equity compensation plan information is provided as of June 30, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
2010 Stock Plan as approved by shareholders (1) (2)	1,166,756	4.45	938,862
Notes:
(1) Represents stock options issued under the Sharps Compliance Corp. 2010 Stock Plan.
(2) Number of securities to be issued and weighted average exercise price include the effect of 22,000 shares of restricted stock issued to the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands except earnings per share data):

	Year Ended June 30,
	2020	2019	2018	2017	2016
Revenues	$51,146	$44,312	$40,141	$38,188	$33,383
Operating income (loss)	$910	$447	$(577)	$(1,187)	$5
Net income (loss)	$2,266	$214	$(672)	$(1,293)	$13

Net income (loss) per share:
Basic and diluted	$0.14	$0.01	$(0.04)	$(0.08)	$0.00

Total assets	$54,136	$36,040	$33,231	$34,464	$30,147
Total debt	$5,163	$1,465	$2,002	$2,603	$—
Cash	$5,416	$4,512	$5,155	$4,675	$12,435
Working capital	$11,050	$10,575	$10,258	$10,488	$17,232
Total stockholders’ equity	$29,578	$26,126	$25,174	$25,287	$23,843
Notes:

•2016 Revenues, operating income and net income include the results of operations for the acquisitions during the year which were not individually or in the aggregate material to the Company’s financial position.
•2017 Revenues, operating income and net income include the results of operations for the acquired business during the year.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. See “Information Regarding Forward Looking Statements and "Item 1A, Risk Factors.”
RESULTS OF OPERATIONS
The following analyzes changes in the consolidated operating results and financial condition of the Company during the years ended June 30, 2020, 2019 and 2018, respectively. The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2020	%	2019	%	2018	%
Revenues	$51,146	100.0%	$44,312	100.0%	$40,141	100.0%
Cost of revenues	35,384	69.2%	31,042	70.1%	28,739	71.6%
Gross profit	15,762	30.8%	13,270	29.9%	11,402	28.4%
SG&A expense	14,046	27.5%	12,003	27.1%	11,168	27.8%
Depreciation and amortization	806	1.6%	820	1.9%	811	2.0%
Operating income (loss)	910	1.8%	447	1.0%	(577)	(1.4)%
Other expense	(226)	(0.4)%	(63)	(0.1)%	(74)	(0.2)%
Income (loss) before income taxes	684	1.3%	384	0.9%	(651)	(1.6)%
Income tax expense (benefit)	(1,582)	(3.1)%	170	0.4%	21	0.1%
Net income (loss)	$2,266	4.4%	$214	0.5%	$(672)	(1.7)%

YEAR ENDED JUNE 30, 2020 AS COMPARED TO YEAR ENDED JUNE 30, 2019
Total revenues for the fiscal year ended June 30, 2020 of $51.1 million increased by $6.8 million, or 15.4%, from the total revenues for the fiscal year ended June 30, 2019 of $44.3 million. The increase in revenue is mainly due to increased billings in the Retail, Home Health Care, Assisted Living, Professional and Pharmaceutical Manufacturer market. The increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2020	2019	Variance
BILLINGS BY MARKET:
Retail	$16,033	$11,481	$4,552
Professional	15,637	15,071	566
Home Health Care	9,938	7,800	2,138
Pharmaceutical Manufacturer	4,661	4,146	515
Assisted Living	3,324	2,542	782
Government	2,292	2,468	(176)
Environmental	247	290	(43)
Other	876	1,175	(299)
Subtotal	53,008	44,973	8,035
GAAP Adjustment *	(1,862)	(661)	(1,201)
Revenue Reported	$51,146	$44,312	$6,834
*Represents the net impact of the revenue recognition adjustments to arrive at reported generally accepted accounting principles (“GAAP”) revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. See Note 2 “Summary of Significant Accounting Policies” in “Notes to Consolidated Financial Statements”.
The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings):

	Year Ended June 30,
	2020	% Total	2019	% Total
BILLINGS BY SOLUTION:
Mailbacks	$28,440	53.7%	$25,162	55.9%
Route-based pickup services	10,390	19.6%	9,029	20.1%
Unused medications	9,163	17.3%	6,936	15.4%
Third party treatment services	247	0.5%	290	0.6%
Other (1)	4,768	8.9%	3,556	8.0%
Total billings	53,008	100.0%	44,973	100.0%
GAAP adjustment (2)	(1,862)		(661)
Revenue reported	$51,146		$44,312
(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.
(2)Represents the net impact of the revenue recognition adjustments to arrive at reported GAAP revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded.

The increase in billings was primarily attributable to increased billings in the Retail ($4.6 million), Home Health Care ($2.1 million), Assisted Living ($0.8 million), Professional ($0.6 million), and Pharmaceutical Manufacturer ($0.5 million) markets.

The increase in Retail billings was due mainly to a $2.2 million increase in flu shot-related orders and increased unused medication billings of $2.0 million including both MedSafe and Take Away Recovery System envelopes. The increase in Home Health Care billings was due primarily to an expanded relationship with a major healthcare distributor. Assisted Living market billings increased primarily due to increased COVID-19 related waste management and ancillary supplies. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The overall increase in Professional market billings from organic growth was partially offset by decreases from mid March 2020 through early June 2020 related to state mandated closures associated with the COVID-19 pandemic that temporarily closed some of our dental, physician and other customer facilities. Most of the affected customers have since re-opened. Pharmaceutical Manufacturer billings increased primarily due to inventory builds for several current and new patient support programs. Billings for Mailbacks in the year ended June 30, 2020 increased 13% to $28.4 million as compared to $25.2 million in 2019 and represented 53.7% of total billings is primarily due to flu shot-related orders in our retail market. Billings for Route-Based Pickup Services increased 15% to $10.4 million in the year ended June 30, 2020 due to organic growth as compared to $9.0 million in 2019 and represented 19.6% of total billings. Billings for Unused Medications increased 32% to $9.2 million in the year ended June 30, 2020 as compared to $6.9 million in 2019 due to retail market sales of both MedSafe and TakeAway Recovery System envelopes and represented 17.3% of total billings .
Cost of revenues for the year ended June 30, 2020 of $35.4 million was 69.2% of revenue. Cost of revenue for the year ended June 30, 2019 of $31.0 million was 70.1% of revenue. The gross margin for the year ended June 30, 2020 of 30.8% increased compared to the gross margin for the year ended June 30, 2019 of 29.9%. Gross margin was positively impacted for the year ended June 30, 2020 due to higher revenues than the prior year.
Selling, general and administrative (“SG&A”) expenses for the years ended June 30, 2020 and 2019 were $14.0 million and $12.0 million, respectively. The increase in SG&A expense was due to continued investments in sales and marketing as well as increased professional fees.
The Company recorded operating income of $0.9 million for the year ended June 30, 2020 compared to an operating income of $0.4 million for the year ended June 30, 2019. The operating income increased mainly due to higher revenue and higher gross margin (discussed above) partially offset by higher SG&A expense.
The Company reported income before income taxes of $0.7 million for the year ended June 30, 2020 compared to income before income taxes of $0.4 million for the year ended June 30, 2019. Income before income taxes increased due to the increase in operating income (discussed above).
The Company’s effective tax rate for the years ended June 30, 2020 and 2019 was (232)% and 44%, respectively. The 2020 effective tax rate is primarily due to a $1.7 million income tax benefit as a result of the release of the tax valuation allowance on the basis of the Company's reassessment of the recoverability of its deferred tax assets.

The Company reported a net income of $2.3 million for the year ended June 30, 2020 compared to a net income of $0.2 million for the year ended June 30, 2019. Net income increased due to the increase in operating income (discussed above) and to the non-cash benefit recorded to income tax expense resulting from the release of the valuation allowance of approximately $1.7 million.
The Company reported basic and diluted income per share of $0.14 for the year ended June 30, 2020 versus basic and diluted income per share of $0.01 for the year ended June 30, 2019. Basic and diluted income per share increased due to the increase in net income (discussed above).

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
The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings):

	Year Ended June 30,
	2019	% Total	2018	% Total
BILLINGS BY SOLUTION:
Mailbacks	$25,162	55.9%	$21,895	55.1%
Route-based pickup services	9,029	20.1%	7,492	18.8%
Unused medications	6,936	15.4%	5,907	14.9%
Third party treatment services	290	0.6%	891	2.2%
Other (1)	3,556	8.0%	3,579	9.0%
Total billings	44,973	100.0%	39,764	100.0%
GAAP adjustment (2)	(661)		377
Revenue reported	$44,312		$40,141
(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.
(2)Represents the net impact of the revenue recognition adjustments to arrive at reported GAAP revenue. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded.

The increase in billings was primarily attributable to increased billings in the Retail ($3.6 million), Professional ($2.0 million), and Government ($0.4 million) markets. The increase was partially offset by decreased billings in the Environmental ($0.6 million) and Pharmaceutical Manufacturer ($0.3 million) markets. The increase in Retail billings was due mainly to a $2.8 million increase in flu shot-related orders and a $0.8 million increase in MedSafe billings. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The increase in Government market billings was due primarily to billings for unused medication related orders. The decrease in Environmental billings was due to lower third party treatment billings from our treatment facilities in Texas and Pennsylvania. The decrease in Pharmaceutical Manufacturer billings was mainly due to timing of inventory builds for patient support programs. Although there were new pharmaceutical manufacturer programs launched in fiscal 2019, the impact is offset by significant inventory builds for larger programs in the first half of fiscal 2018 which did not re-occur in fiscal 2019 due to their significant size. Billings for Mailbacks in the year ended June 30, 2019 increased 14.9% to $25.2 million as compared to $21.9 million in 2018 and represented 56.0% of total billings. Billings for Route-Based Pickup Services increased 21.0% to $9.0 million in the year ended June 30, 2019 due to organic growth as compared to $7.5 million in 2018 and represented 20.0% of total billings. Billings for Unused Medications increased 17.0% to $6.9 million in the year ended June 30, 2019 as compared to $5.9 million in 2018 and represented 15.0% of total billings.

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

SG&A expenses for the years ended June 30, 2019 and 2018 were $12.0 million and $11.2 million, respectively. The increase in SG&A expense was due to continued investments in sales and marketing.

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

PROSPECTS FOR THE FUTURE

As a result of the COVID-19 outbreak, the Company has implemented some and may take additional precautionary measures intended to help ensure the well-being of its employees, facilitate continued uninterrupted servicing of customers and minimize business disruptions. For example, the following have recently been implemented to address some of the uncertainties related to COVID-19:

•The Company has increased its headcount for route-based drivers, plant and operations personnel by 10% as a result of COVID-19 to make sure that its operations and servicing of customers would not be adversely affected by the potential absence of employees due to COVID-19. The cost of this increased headcount which is recorded as cost of sales is about $0.1 million per quarter.
•The Company has temporarily increased pay to route-based drivers, plant and operations personnel due to the additional potential risks associated with those functions in light of the COVID-19 environment.
•While some areas of the business have seen increased revenue, COVID-19 has caused many of the Company’s customers to temporarily close starting in mid-March 2020. For example, there have been temporary closures of approximately 1,000 customer offices including dental, dermatology and physician practices which equates to almost $0.1 million per month in lost revenue. Most of these offices have now re-opened.
•The Company is considered an essential business and could incur elevated costs to maintain uninterrupted essential support to its customers and the overall healthcare industry.

•Inventory levels have been increased significantly (approximately 39%) in the current year, which has also precipitated the need for additional warehouse space for the Company’s products. The Company is working to ensure it has adequate products and solutions to address the potential additional needs that could reasonably be expected to follow a pandemic of this magnitude. Whether it be supporting an expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the potential COVID-19 vaccine, or supporting the pick-up and processing of the significantly increased volumes of healthcare waste from the long-term care industry, we are well positioned to take advantage of these growth opportunities.
•Given the timing of when the COVID-19 quarantine manifested itself (middle of third quarter) in the U.S., the financial impacts to the Company may have only partially been captured within the results of operations reported to date.

The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. To date, the Company has not identified any material adverse impact of COVID-19 on its financial position and results of operations.

The Company continues to focus on core markets and solution offerings that fuel growth. Its key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, assisted living/long-term care, retail pharmacies and clinics and the professional market which is comprised of physicians, dentists, surgery centers, veterinary practices and other healthcare facilities. These markets require cost-effective services for managing medical, pharmaceutical and hazardous waste.
The Company believes its growth opportunities are supported by the following:
•A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers, labs, dialysis centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and assisted living/long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 70% of the U.S. population.
•From July 2015 to July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-two (32) state region of the South, Southeast, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 13,750 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.
•The changing demographics of the U.S. population – according to the U.S. Census Bureau, 2019 Population Estimates and National Projections, the nation's 65-and-older population has grown rapidly since 2010 (34.2% over the past decade), which will increase the need for cost-effective medical waste management solutions, especially in the long-term care and home healthcare markets. With multiple solutions for managing regulated healthcare-related waste, the Company delivers value as a single-source provider with blended mailback and route-based pickup services matched to the waste volumes of each facility.
•The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 44.9% of U.S. adults received a flu shot, and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2020, the Company saw growth in the retail flu shot related orders in seven years of 10% to 36%, including a 25% increase in 2020, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.
•The passage of regulations for ultimate-user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate-user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to assisted living and hospice to address a long-standing issue within long-term care.
•Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste. The Company’s Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal. The federal government, state agencies and non-profits are recognizing the need to fund programs that address prevention as it pertains to the opioid crisis. MedSafe and mailback envelopes for proper medication disposal are being funded for prevention programs.
•With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers comprehensive services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications, which include data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.
•A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps disposal and unused medication disposal solutions — the Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Spill Kits and TakeAway Medication Recovery System envelopes.
•The Company continually develops new solution offerings, such as ultimate-user medication disposal (MedSafe and TakeAway Medication Recovery System), mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants) and shipback services for collection and recycling of single-use medical devices from surgical centers and other healthcare facilities (TakeAway Recycle System).
•COVID-19 prompted healthcare demands and opportunities including the expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the potential COVID-19 vaccine, or supporting the pick-up and processing of the significantly increased volumes of healthcare waste from the long-term care industry.
•The Company’s financial position with a cash balance of $5.4 million (used for working capital needs), debt of $5.2 million and additional availability under the Credit and Loan Agreements as of June 30, 2020 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $0.9 million to $5.4 million at June 30, 2020 from $4.5 million at June 30, 2019 due to the following:
•Cash Flows from Operating Activities - Cash flow from operating activities increased primarily due to an increase in operating income, increase in accounts payable and accrued liabilities of $1.0 million and an increase in net contract liabilities of $1.1 million partially offset by an increase in accounts receivable of $3.0 million and an increase in inventory of $1.9 million.

•Cash Flows from Investing Activities - Cash flow from investing activities is for permitting and capital expenditures for plant and equipment additions of $4.2 million, including approximately $2.9 million for expenditures at the Company's treatment facility in Carthage, Texas.
•Cash Flows from Financing Activities – Cash flow from financing activities provided an increase in cash from proceeds from long-term debt of $4.3 million and proceeds from the exercise of stock options of $0.7 million offset by the repayment of debt of $0.5 million.
Off-Balance Sheet Arrangements
The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the years ended June 30, 2020, 2019 and 2018.
Credit Facility
On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Company expects the Credit Agreement will be renewed and extended prior to the maturity date. The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80.0% of eligible accounts receivable plus the lesser of (i) 50.0% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75.0% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2020 was approximately 2.79%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility. At June 30, 2020, $0.9 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at June 30, 2020.
On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. The advancing period extends through October 2020 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.79% on June 30, 2020. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%. At June 30, 2020, $0.9 million and $1.1 million was outstanding related to the equipment portion and real estate portion, respectively, of the Loan Agreement.

On April 20, 2020, the Company received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable after eight to twenty-four weeks providing that the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

The PPP Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. While the Company does have availability under its Credit Agreement, $8.0 million of such availability can only be used for acquisitions and the $6.0 million that is available is in place to support working capital needs, along with current cash on hand. Further, the Company has a limited market capitalization and lack of history of being able to access the capital markets and as a result, the Company believes it meets the certification requirements.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The Company is in the process of applying for forgiveness of the PPP Loan via its existing commercial bank under the guidelines provided by the Small Business Administration ("SBA") and the Department of Treasury. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during at least the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.

The Company has availability under the Credit Agreement of $13.0 million ($5.9 million for the working capital and $7.1 million for the acquisitions) as of June 30, 2020 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance). The Company has availability under the Loan Agreement of $1.2 million ($0.9 million for the real estate and $0.3 million for the equipment) as of June 30, 2020.The Company also had $0.1 million in letters of credit outstanding as of June 30, 2020.

The Credit and Loan Agreements contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contains customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit and Loan Agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of June 30, 2020.
The Company utilizes performance bonds to support operations based on certain state requirements. At June 30, 2020, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.
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

The allocated transaction price for the sale of the compliance and container system is recognized upon delivery to the customer, at which time the customer has control. The allocated transaction price for the return transportation and treatment revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities. The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities at which point the destruction or conversion and proof of receipt and treatment are performed on the container. Consideration received and allocated to the transportation and treatment performance obligation is recorded as a contract liability until the services are performed. Through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned. Accordingly, a portion of the return transportation and treatment element is recognized at the point of sale. Furthermore, the current and long-term portions of amounts historically referred to as deferred revenues (shown as Contract Liability on the condensed consolidated balance sheets) are determined through regression analysis and historical trends.

The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer.

The contract asset is related to VMI service agreements within the mailbacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. Incremental costs to obtain contracts that are deemed to be recoverable, primarily related to the payment of sales incentives for contracts in the route-based pickup service category, are capitalized as contract costs and included in prepaids and other current assets.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. The Company has historically recorded a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. However, as of the year ended June 30, 2020, the Company released the full amount of the valuation allowance against its deferred tax assets on the basis of the Company's reassessment of the recoverability of its deferred tax assets. The non-cash benefit to income tax expense resulting from the release of the valuation allowance is approximately $1.7 million.
At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of the year ended June 30, 2020, the Company achieved a cumulative positive amount of pretax income over a period of three years. Given the Company’s average pretax income for the past three years, adjusted for non-recurring items and for modest increases in new and recurring business, the Company expects to generate income before taxes in future period which will be sufficient to fully utilize all U.S. federal and state net operating loss carryforward balances and available credits. The CARES Act, among other things, accelerates the Company’s ability to recover refundable AMT credits to 2018 and 2019. The Company has recorded the remaining balance of its alternative minimum tax credits of $0.3 million as a current income tax receivable as of June 30, 2020 which includes $0.1 million due to the CARES Act.

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

•Approximately 50 leases have been identified, substantially all of which are classified as operating leases. For these real estate, equipment and vehicle operating leases, we recognized new right of use (“ROU”) assets and lease liabilities on our balance sheet.
•The Company applied the package of practical expedients to not reassess prior conclusions related to (i) contracts containing leases, (ii) lease classification and (iii) initial direct costs. The Company did not adopt the practical expediency surrounding the use of hindsight to determine lease term, termination and purchase options, or in assessing impairment of ROU assets.
•The Company also made the accounting policy election for short-term leases, or leases with terms of twelve months or less, therefore the lease payments are recorded as an expense on a straight-line basis over the lease term with no ROU asset or lease liability recorded.
•The Company has elected to exclude non-lease components of a lease arrangement from the ROU asset and lease liability for certain asset classes such as real estate and field equipment leases but includes non-lease components of a lease arrangement in the ROU asset and lease liability for office equipment and automobiles. Non-lease components for field equipment, which include vehicle maintenance costs which the Company estimates based on third party evidence, are excluded from the ROU asset and lease liability and are expensed each month.

Operating leases are included in Operating Lease Right of Use Asset and Operating Lease Liability on our Consolidated Balance Sheets. Operating lease asset and liability amounts are measured and recognized based on payment amounts the Company expects to make over the expected term of the underlying leases, including renewal periods the Company is reasonably certain to exercise. The lease liability for leases expected to be settled in twelve-months or less are classified as current liabilities. The general terms of the Company’s lease agreements require monthly payments. Some of the Company’s leases escalate either by a fixed or variable amount. Certain of the Company’s leases, which provide for variable lease payments based on index-based (i.e., the US Consumer Price Index) adjustments to lease payments over the term of the lease, are measured at the lease rate effective at the commencement of the lease or upon adoption, as applicable. Because the Company does not generally have access to the rate implicit in its leases, the Company utilizes its incremental borrowing rate as the discount rate for measuring the lease liability. At commencement, the operating lease ROU asset and lease liability are the same, with adjustments to the ROU asset for lease incentives and initial direct costs incurred. The Company reviews all options to extend, terminate or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised. The Company has determined that one lease arrangement's renewal option to extend lease terms from the original maturity of August 2021 to August 2031 is reasonably certain to be exercised due to the costs associated with relocating the lease to another location (including permitting cost as well as specialized equipment). The Company evaluates lease modifications as they occur and records such as a separate lease or an adjustment to the existing ROU asset and lease liability as appropriate.

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

Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2020, 2019 and 2018.
RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no impact on the Company's consolidated financial statements and related disclosures as none of its arrangements have been modified as of June 30, 2020. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” ("Disclosure Controls") as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2020 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2020.
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control system over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, the Company’s management concluded that, as of June 30, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year relating to its Annual Meeting of Stockholders to be held on November 19, 2020.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file certain beneficial ownership reports with the SEC. To our knowledge, based solely on our review of copies of reports received by us and written representations by certain reporting persons, we believe that during fiscal year 2020, all Section 16(a) filing requirements applicable to our officers, directors, and persons who own more than 10% of our common stocks were complied with in a timely manner except for one Form 4 for Mr. Dennis Halligan to report a cashless exercise and immediate sale of a stock award executed on May 19, 2020 but reported on Form 4 on June 24, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year, relating to its Annual Meeting of Stockholders to be held on November 19, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year, relating to its Annual Meeting of Stockholders to be held on November 19, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year, relating to its Annual Meeting of Stockholders to be held on November 19, 2020.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's lat fiscal year, relating to its Annual Meeting of Stockholders to be held on November 19, 2020.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.3 to the Registrant's Annual Report on Form 10-K), filed on August 28, 2019.
3.4	Amended and Restated Bylaws of Sharps Compliance Corp dated May 23, 1994 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed November 19, 2010).
4.1	Specimen Stock Certificate (incorporate by reference from Exhibit 4.4 to form 10KSB40 (File No. 000-22390; Film No. 98716804), filed September 29, 1998)
4.2	Description of Registrant's Securities (filed herewith).
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

10.25
Fifth Amendment to Lease Agreement dated June 24, 2014, between Sharps Compliance, Inc. of Texas and Park 288 Industrial, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2019).

10.26
Promissory Note dated April 20, 2020, between Sharps Compliance, Inc. of Texas and [REDACTED] (incorporated by reference to Exhibit 10.1 to the Regustrant's Current Report on Form 8-K, filed on April 21, 2020).

10.27
Lease Agreement dated May 11, 2020, between Sharps Compliance, Inc of Texas and [REDACTED], a Pennsylvania limited liability company (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 15, 2020).

10.28	Employment Agreement by and between Sharps Compliance, Inc. of Texas and Adrian W. Burke dated June 30, 2020 (filed herewith).*
21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1+	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2+	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

*	This exhibit is a management contract or a compensatory plan or arrangement.
+	This certification is deemed furnished for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SHARPS COMPLIANCE CORP.

Dated: August 26, 2020	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 26, 2020	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President and Director
(Principal Executive Officer)

Dated: August 26, 2020	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 26, 2020	By: /s/ SHARON R. GABRIELSON
Sharon R. Gabrielson
Chair of the Board of Directors

Dated: August 26, 2020	By: /s/ JOHN W. DALTON
John W. Dalton
Director

Dated: August 26, 2020	By: /s/ JACK A. HOLMES
Jack A. Holmes
Director

Dated: August 26, 2020	By: /s/ PARRIS H. HOLMES
Parris H. Holmes
Director

Date: August 26, 2020	By: /s/ SUSAN N. VOGT
Susan N. Vogt
Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Sharps Compliance Corp.
Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective July 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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
August 26, 2020

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$5,416	$4,512
Accounts receivable, net	11,789	9,289
Inventory	5,638	3,770
Contract asset	156	260
Prepaid and other current assets	1,287	922
TOTAL CURRENT ASSETS	24,286	18,753
PROPERTY, PLANT AND EQUIPMENT, net	9,127	5,867
OPERATING LEASE RIGHT OF USE ASSET	8,747	—
INVENTORY, net of current portion	1,064	1,046
OTHER ASSETS	154	443
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,771	3,196
DEFERRED TAX ASSET	1,252	—
TOTAL ASSETS	$54,136	$36,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,291	$2,946
Accrued liabilities	2,833	2,213
Operating lease liability	2,192	—
Current maturities of long-term debt	1,658	517
Contract liability	3,262	2,502
TOTAL CURRENT LIABILITIES	13,236	8,178
CONTRACT LIABILITY, net of current portion	705	503
OPERATING LEASE LIABILITY, net of current portion	6,671	—
OTHER LIABILITIES	441	42
DEFERRED TAX LIABILITY	—	243
LONG-TERM DEBT, net of current portion	3,505	948
TOTAL LIABILITIES	24,558	9,914
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 16,667,572 and 16,433,128 shares issued, respectively and 16,371,957 and 16,137,513 shares outstanding, respectively	168	165
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	30,203	29,020
Retained earnings (accumulated deficit)	761	(1,505)
TOTAL STOCKHOLDERS’ EQUITY	29,578	26,126
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,136	$36,040
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2020	2019	2018
REVENUES	$51,146	$44,312	$40,141
Cost of revenues	35,384	31,042	28,739
GROSS PROFIT	15,762	13,270	11,402
Selling, general and administrative	14,046	12,003	11,168
Depreciation and amortization	806	820	811
OPERATING INCOME (LOSS)	910	447	(577)
OTHER INCOME (EXPENSE)
Interest income	14	24	20
Interest expense	(127)	(87)	(94)
Loss associated with derivative instrument	(113)	—	—
TOTAL OTHER EXPENSE	(226)	(63)	(74)
INCOME (LOSS) BEFORE INCOME TAXES	684	384	(651)
INCOME TAX EXPENSE (BENEFIT)
Current	(87)	(81)	29
Deferred	(1,495)	251	(8)
TOTAL INCOME TAX EXPENSE (BENEFIT)	(1,582)	170	21
NET INCOME (LOSS)	$2,266	$214	$(672)
NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.14	$0.01	$(0.04)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	16,249	16,116	16,055
Diluted	16,431	16,123	16,055
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances, June 30, 2017	16,304,027	$163	(295,615)	$(1,554)	$28,063	$(1,385)	$25,287
Stock-based compensation	—	—	—	—	476	—	476
Issuance of common shares for lease	20,617	—	—	—	83	—	83
Issuance of restricted stock	52,992	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(672)	(672)
Balances, June 30, 2018	16,377,636	164	(295,615)	(1,554)	28,621	(2,057)	25,174
Stock-based compensation	—	—	—	—	400	—	400
Issuance of restricted stock	55,492	1	—	—	(1)	—	—
Cumulative effect of new accounting standard (Note 2)	—	—	—	—	—	338	338
Net income	—	—	—	—	—	214	214
Balances, June 30, 2019	16,433,128	165	(295,615)	(1,554)	29,020	(1,505)	26,126
Exercise of stock options	154,444	2	—	—	666	—	668
Stock-based compensation	—	—	—	—	518	—	518
Issuance of restricted stock	80,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	2,266	2,266
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,266	$214	$(672)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,606	1,663	1,561
Bad debt expense	111	81	62
Non-cash lease expense	—	46	37
Inventory write-offs	29	55	—
Loss on disposal of property, plant and equipment	16	21	13
Stock-based compensation expense	518	400	476
Loss on derivative instrument	113	—	—
Deferred tax expense (benefit)	(1,495)	251	(8)
Vendor receivable write-off	657	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,971)	(3,000)	1,121
Inventory	(1,887)	(492)	305
Prepaid and other assets	(373)	(531)	(20)
Accounts payable and accrued liabilities	1,036	1,498	29
Contract asset and contract liability	1,066	719	(535)
NET CASH PROVIDED BY OPERATING ACTIVITIES	692	925	2,369

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,969)	(749)	(1,212)
Cash proceeds from sale of property, plant and equipment	3	—	10
Additions to intangible assets	(188)	(282)	(86)
NET CASH USED IN INVESTING ACTIVITIES	(4,154)	(1,031)	(1,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	668	—	—
Repayments of long-term debt	(517)	(537)	(601)
Payments of debt issuance costs	(50)	—	—
Proceeds from long-term debt	4,265	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,366	(537)	(601)

NET INCREASE (DECREASE) IN CASH	904	(643)	480

CASH, beginning of year	4,512	5,155	4,675

CASH, end of year	$5,416	$4,512	$5,155

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$99	$37	$3

Interest paid on long-term debt	$127	$89	$87

NON-CASH INVESTING ACTIVITIES:
Issuance of common stock for lease	$—	$—	$83
Transfer of equipment to inventory	$28	$393	$193
Property, plant and equipment financed through accounts payable	$331	$12	$(13)
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
NOTE 1 - ORGANIZATION AND BACKGROUND
Organization: The accompanying consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC, Bio-Team Mobile LLC and Citiwaste, LLC (collectively, “Sharps", the “Company”, "we" or "our"). All significant intercompany accounts and transactions have been eliminated upon consolidation.
Business: Sharps is a full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System, TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit Recovery System. The Company also offers route-based pickup services in a thirty-two (32) state region of the South, Southeast, Midwest and Northeast portions of the United States.
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

Concentration of Customers and Service Providers: There is an inherent concentration of credit risk associated with accounts receivable arising from sales to major customers. For the fiscal year ended June 30, 2020, two customers represented approximately 35% of revenues. Two of these customers also represented approximately 44%, or $5.2 million, of the total accounts receivable balance as of June 30, 2020. For the fiscal year ended June 30, 2019, two customers represented approximately 27% of revenues and one of these customers also represented approximately 19%, or $1.7 million, of the total accounts receivable balance as of June 30, 2019. For the fiscal year ended June 30, 2018, one customer represented approximately 17% of revenues. In the event a major customer is lost, the Company may be adversely affected by its dependence on a limited number of high volume customers.
The Company currently transports (from the patient or user to the Company's facility or subcontracted treatment facilities) many of its mailback and unused medication solution offerings using the United States Postal Service ("USPS"). The Company also has an arrangement with United Parcel Service Inc. (“UPS”) whereby UPS transports certain other mailback and unused medication solution offerings. Sharps maintains relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. With respect to the Sharps Recovery System solutions, the Company owns proprietary molds and dies and utilizes several contract manufacturers for the production of the primary raw materials. Sharps believes that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions. The Company utilizes national suppliers for the majority of the raw materials used in our other products and solutions and international suppliers for Pitch-It IV Poles.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition: In May 2014 and as subsequently amended, guidance for revenue recognition was issued which supersedes the revenue recognition requirements previously followed by the Company. The guidance provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The Company adopted the standard on July 1, 2018 using the modified retrospective approach, which involves retrospectively adopting the standard by recording a cumulative effect adjustment for all uncompleted contracts at July 1, 2018. This cumulative effect was $0.3 million which decreased accumulated deficit (and increased stockholders' equity) and increased contract assets by $0.3 million. The impact that the accounting guidance had on its consolidated financial statements and related disclosures included the following:

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018

•The transportation and treatment performance obligations related to the mail back and unused medication solutions, which were historically accounted for as separate performance obligations, will be accounted for as a single performance obligation under the revenue recognition guidance. The impact of this was not material.
•Certain costs associated with obtaining long-term contracts with customers will be capitalized and amortized over the expected economic life of the contract in future periods. The impact of this was not material.
•The guidance changed the timing of revenue recognition on certain of the Company’s vendor managed inventory contracts. This constituted a material portion of the cumulative effect noted above as under the guidance, revenue recognition is no longer limited to the amounts that may be billed to the customer at the point in time in which performance obligations are satisfied.
•The Company made a number of practical expedient elections related to the accounting guidance, including: (i) right to invoice practical expedient that allows revenue for route-based pickup services to be recognized in the amount to which the Company has a right to invoice over time; (ii) sales and use taxes have been excluded from the transaction price; (iii) for incremental costs to obtain a contract that would be recognized over one year or less, the Company expenses those costs as incurred; and (iv) at the implementation date, guidance was applied only to contracts that were not completed as of the date of initial application.

The impact of adopting the accounting guidance on the Company's consolidated statement of operations for the year ended June 30, 2019 was as follows (in thousands):

	Year Ended June 30, 2019
	As Reported	Adjustments	Balance Without Adoption
Revenues	$44,312	$267	$44,579
Cost of revenues	31,042	162	31,204
Gross profits	13,270	105	13,375
Selling, general and administrative	12,003	49	12,052
Operating income	447	56	503
Net income	$214	$56	$270

The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Year Ended June 30,
	2020	% Total	2019	% Total	2018	% Total
REVENUES BY SOLUTION:
Mailbacks	$26,578	52.0%	$24,501	55.2%	$22,272	55.5%
Route-based pickup services	10,390	20.3%	9,029	20.4%	7,492	18.7%
Unused medications	9,163	17.9%	6,936	15.7%	5,907	14.7%
Third party treatment services	247	0.5%	290	0.7%	891	2.2%
Other (1)	4,768	9.3%	3,556	8.0%	3,579	8.9%
Total revenues	$51,146	100.0%	$44,312	100.0%	$40,141	100.0%

(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
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

The allocated transaction price for the sale of the compliance and container system is recognized upon delivery to the customer, at which time the customer has control. The allocated transaction price for the return transportation and treatment revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities. The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities at which point the destruction or conversion and proof of receipt and treatment are performed on the container. Consideration received and allocated to the transportation and treatment performance obligation is recorded as a contract liability until the services are performed. Through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned. Accordingly, a portion of the return transportation and treatment element is recognized at the point of sale. Furthermore, the current and long-term portions of amounts historically referred to as deferred revenues (shown as Contract Liability on the condensed consolidated balance sheets) are determined through regression analysis and historical trends.

The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. For the fiscal years ended June 30, 2020 and 2019, the Company recorded billings from inventory builds that are held in vendor managed inventory under these service agreements of $3.5 million and $2.7 million, respectively. As of both June 30, 2020 and 2019, $2.8 million of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The contract asset is related to VMI service agreements within the mailbacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. The estimated timing of recognition of amounts included at June 30, 2020 are as follows: for the twelve months ended June 30, 2020 - contract asset of $0.2 million and contract liability of $3.3 million and for the twelve months ending June 30, 2022 - contract liability of $0.7 million. Incremental costs to obtain contracts that are deemed to be recoverable, primarily related to the payment of sales incentives for contracts in the route-based pickup service category, are capitalized as contract costs and included in prepaids and other current assets in the amount of $0.1 million as of both June 30, 2020 and 2019. The amortization of capitalized sales incentives, which is included in selling, general and administrative expense, totaled less than $0.1 million for each of the years ended June 30, 2020 and 2019.

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
JUNE 30, 2020, 2019 and 2018
tax assets will not be realized. The establishment of a valuation allowance requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets.

The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company has not recognized any material uncertain tax positions for the years ended June 30, 2020, 2019 and 2018. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

•United States – fiscal years ended June 30, 2017 and after
•State of Texas – fiscal years ended June 30, 2015 and after
•State of Georgia – fiscal years ended June 30, 2017 and after
•State of Pennsylvania – fiscal years ended June 30, 2017 and after
•Other States – fiscal years ended June 30, 2016 and after
None of the Company’s federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of operations in the years ended June 30, 2020, 2019 and 2018.
Leases: In February 2016, guidance for leases was issued, which supersedes the lease requirements previously followed by the Company. The new guidance requires balance sheet recognition of lease assets and lease liabilities for all leases. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The Company adopted the standard on July 1, 2019 using the modified retrospective approach and recognized a cumulative effect adjustment to assets and liabilities for existing leases as of July 1, 2019. The Company recognized an additional operating lease liability of $4.6 million, with a corresponding right of use (“ROU”) asset of the same amount based on the present value of the payment amounts the Company expects to make over the expected term of the underlying leases, including renewal periods the Company is reasonably certain to exercise. The impact that the new accounting guidance had on its consolidated financial statements and related disclosures included the following:
•Approximately 50 leases have been identified, substantially all of which are classified as operating leases. For these real estate, equipment and vehicle operating leases, we recognized new right of use (“ROU”) assets and lease liabilities on our balance sheet.
•The Company applied the package of practical expedients to not reassess prior conclusions related to (i) contracts containing leases, (ii) lease classification and (iii) initial direct costs. The Company did not adopt the practical expediency surrounding the use of hindsight to determine lease term, termination and purchase options, or in assessing impairment of ROU assets.
•The Company also made the accounting policy election for short-term leases, or leases with terms of twelve months or less, therefore the lease payments are recorded as an expense on a straight-line basis over the lease term with no ROU asset or lease liability recorded.
•The Company has elected to exclude non-lease components of a lease arrangement from the ROU asset and lease liability for certain asset classes such as real estate and field equipment leases but includes non-lease components of a lease arrangement in the ROU asset and lease liability for office equipment and automobiles. Non-lease components for field equipment, which include vehicle maintenance costs which the Company estimates based on third party evidence, are excluded from the ROU asset and lease liability and are expensed each month.

Operating leases are included in Operating Lease Right of Use Asset and Operating Lease Liability on our Consolidated Balance Sheets. Operating lease asset and liability amounts are measured and recognized based on payment amounts the Company expects to make over the expected term of the underlying leases, including renewal periods the Company is reasonably certain to exercise. The lease liability for leases expected to be settled in twelve-months or less are classified as current liabilities. The general terms of the Company’s lease agreements require monthly payments. Some of the Company’s leases escalate either by a fixed or variable amount. Certain of the Company’s leases, which provide for variable lease payments based on index-based (i.e., the US Consumer Price Index) adjustments to lease payments over the term of the lease, are measured at the lease rate effective at the commencement of the lease or upon adoption, as applicable. Because the Company

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
does not generally have access to the rate implicit in its leases, the Company utilizes its incremental borrowing rate as the discount rate for measuring the lease liability. At commencement, the operating lease ROU asset and lease liability are the same, with adjustments to the ROU asset for lease incentives and initial direct costs incurred. The Company reviews all options to extend, terminate or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised. The Company has determined that one lease arrangement's renewal option to extend lease terms from the original maturity of August 2021 to August 2031 is reasonably certain to be exercised due to the costs associated with relocating the lease to another location (including permitting cost as well as specialized equipment). The Company evaluates lease modifications as they occur and records such as a separate lease or an adjustment to the existing ROU asset and lease liability as appropriate.

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

Allowance for Doubtful Accounts	Balance Beginning of Year	Charges to Expense	Write-offs /Recoveries	Balance End of Year
2020	$132	$111	$(81)	$162
2019	$102	$81	$(51)	$132
2018	$78	$62	$(38)	$102
Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the fiscal years ended June 30, 2020, 2019 and 2018 are as follows:

	Year Ended June 30,
	2020	2019	2018
Stock-based compensation expense included in:
Cost of revenue	$4	$9	$43
Selling, general and administrative	514	391	433
Total	$518	$400	$476
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
The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2020	2019	2018
Weighted average risk-free interest rate	0.3%	2.6%	1.2%
Weighted average expected volatility	49%	44%	48%
Weighted average expected life (in years)	3.13	3.08	3.03
Dividend yield	—	—	—

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.
Goodwill and Other Identifiable Intangible Assets:  Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2020, 2019 and 2018.
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
Inventory: Inventory consists primarily of raw materials and finished goods held for sale and are stated at the lower of cost or net realizable value using the average cost method. The Company periodically reviews the value and classification of items in inventory and provides write-downs or write-offs of inventory based on its assessment of physical deterioration, obsolescence, changes in price levels and other causes. Write-offs totaled less than $0.1 million for each of the fiscal years ended June 30, 2020, 2019 and 2018. The components of inventory are as follows (in thousands):

	As of June 30,
	2020	2019
Raw materials	$1,402	$1,273
Finished goods	5,300	3,543
Total inventory	6,702	4,816
Less: current portion	5,638	3,770
Inventory, net of current portion	$1,064	$1,046

The current portion of inventory includes amounts which the Company expects to sell in the next twelve month period based on historical sales.
Property, Plant and Equipment: Property, plant and equipment, including third party software and implementation costs, is stated at cost, or fair value if acquired in a business combination, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Additions, improvements and renewals significantly adding to the asset value or extending the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period.
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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
Additionally, the costs of data cleansing, reconciliation, balancing of old data to the new system, creation of new/additional data and data conversion costs are expensed as incurred.
Impairment of Long-lived Assets: The Company evaluates the recoverability of property, plant and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended June 30, 2020, 2019 and 2018.
Accrued Liabilities: The components of Accrued Liabilities on the balance sheet as of June 30, 2020 and 2019 are as follows:

	As of June 30,
	2020	2019 (1)
Accrued payroll	$509	$376
Customer-related payables	1,108	834
Other	1,216	1,003
Total	$2,833	$2,213
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
Shipping and Handling Fees and Costs: The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenues.
Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $0.9 million, $0.9 million and $0.7 million for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Research and Development Costs: Research and development costs are charged to expense when incurred. Research activities represent an important part of the Company’s business and include both internal labor costs and payments to third parties related to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch of new products and services. Research and development expenses paid to third parties totaled less than $0.1 million for each of the fiscal years ended June 30, 2020, 2019 and 2018.
Employee Benefit Plans: In addition to group health-related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were less than $0.1 million in each of the fiscal years ended June 30, 2020, 2019 and 2018, respectively and are included in selling, general and administrative expenses. For purposes of the group health benefit plan, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,500 for each individual and family member covered) up to the amount by which the third-party insurance coverage begins (ranges from $2,500 for individual up to $10,000 for family coverage). The amount of liability at June 30, 2020 and 2019 was less than $0.1 million and is included in accrued liabilities. The Company also has an incentive plan for executives of the Company, which provides for performance based cash and stock-based compensation awards. No expense was recognized during the years ended June 30, 2020, 2019 and 2018 for cash awards pursuant to the plan.
Net Income (Loss) Per Share: Basic earnings per share excludes dilution and is determined by dividing net income (loss) by the weighted average number of common shares outstanding including participating securities during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.
Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at year-end due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest. The fair value of the Company's interest rate swap related to a portion of its long-term debt is included in other long-term liabilities in the amount of $0.1 million as of June 30, 2020.
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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).
•Level 3 – Significant unobservable inputs (including our own assumptions in determining fair value).
We use the cost, income or market valuation approaches to estimate the fair value of our assets and liabilities when insufficient market-observable data is available to support our valuation assumptions. We determine the fair value of our interest rate swap executed during the year ended June 30, 2020 using third-party pricing information that is derived from observable market inputs, which we classify as level 2 with respect to the fair value hierarchy.
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
Recently Issued Accounting Standards:
In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no impact on the Company's consolidated financial statements and related disclosures as none of its arrangements have been modified as of June 30, 2020. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
At June 30, 2020 and 2019, property, plant and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2020	2019
Furniture and fixtures	3 to 5 years	$245	$245
Plant and equipment	3 to 17 years	9,053	8,683
Manufacturing	15 years	169	169
Computers and software	3 to 5 years	2,132	2,179
Leasehold improvements	Life of Lease	3,192	2,792
Land		19	19
Construction-in-progress		3,507	275
		18,317	14,362
Less: accumulated depreciation		9,190	8,495
Net property, plant and equipment		$9,127	$5,867
Total depreciation expense in the fiscal years ended June 30, 2020, 2019 and 2018 was $1.0 million, $1.1 million and $1.0 million, respectively. Depreciation expense included in cost of revenues for each of the fiscal years ended 2020, 2019 and 2018 was $0.8 million.
NOTE 4 – INCOME TAXES
The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2020	2019	2018
Current:
Federal	$(122)	$(123)	$—
State	35	42	29
Total current	$(87)	$(81)	$29

Deferred:
Federal	$(1,406)	$217	$(8)
State	(89)	34	—
Total deferred	(1,495)	251	(8)
Net income tax expense (benefit)	$(1,582)	$170	$21
The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2020, 2019 and 2018 is as follows:

	Year Ended June 30,
	2020	2019	2018
Statutory rate	21.0%	21.0%	27.6%
State income taxes, net	(1.0)%	22.9%	(3.7)%
Impact of 2017 tax reform	—%	—%	(107.0)%
Meals and entertainment	1.6%	2.7%	(1.8)%
Stock-based compensation	0.7%	16.1%	22.6%
Research and development credits	(5.3)%	7.3%	22.4%
Other	(1.5)%	1.5%	(2.0)%
Effective rate before valuation allowance	15.5%	71.5%	(41.9)%
Change in valuation allowance	(247.1)%	(27.2)%	38.7%
Effective tax rate	(231.6)%	44.3%	(3.2)%

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
The statutory rate for the year ended June 30, 2018 is a blended rate which was calculated based on the Company's fiscal year and the date that the tax rate changes were effective.
The Company has historically recorded a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. However, as of the year ended June 30, 2020, the Company released the full amount of the valuation allowance against its deferred tax assets on the basis of the Company's reassessment of the recoverability of its deferred tax assets. The non-cash benefit to income tax expense resulting from the release of the valuation allowance is approximately $1.7 million.

At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of the year ended June 30, 2020, the Company achieved a cumulative positive amount of pretax income over a period of three years. Given the Company’s average pretax income for the past three years, adjusted for non-recurring items and for modest increases in new and recurring business, the Company expects to generate income before taxes in future periods which will be sufficient to fully utilize all U.S. federal and state net operating loss carryforward balances and available credits.

At June 30, 2020 and 2019, the significant components of deferred tax assets and liabilities are as follows (in thousands):

	June 30,
	2020	2019 (1)
Deferred tax assets relating to:
Stock-based compensation	$211	$261
AMT and research and development credits	490	517
Inventory	98	158
Professional fees	175	124
Deferred tax assets related to other items	140	109
Net operating loss carryforwards	1,016	1,067
Total deferred tax assets	2,130	2,236
Deferred tax liabilities related to depreciable and amortizable assets	(836)	(728)
Deferred tax liabilities related to other items	(42)	(63)
Net deferred tax assets before valuation allowance	1,252	1,445
Valuation allowance	—	(1,688)
Net deferred tax (liability) asset	$1,252	$(243)
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
At June 30, 2020, the Company had net operating loss carryforwards of $4.8 million, which will expire, if unused, between June 30, 2032 and June 30, 2038. At June 30, 2020, the Company had various tax credit carryforwards of $0.5 million which will expire beginning on June 30, 2030.
Given the release of the valuation allowance, a net deferred tax asset was recorded for $1.3 million as of June 30, 2020. A deferred tax liability of $0.2 million was recorded as of June 30, 2019 for deferred tax liabilities related to indefinite lived assets which cannot be used as a source of future taxable income, such as goodwill, in the amount of $0.3 million offset by the alternative minimum tax credit carryforward of $0.1 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates the Company’s ability to recover refundable AMT credits to 2018 and 2019. As such, the Company has recorded the remaining balance of its AMT credits as a current income tax receivable at June 30, 2020. The CARES Act did not have a material impact on the Company's income taxes.
NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“the Credit Agreement”). The Company expects the Credit Agreement will be renewed and extended prior to the maturity date. The Credit Agreement, provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018

in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2020 was approximately 2.79%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.
On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. The advancing period extends through October 2020 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.79% on June 30, 2020. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.
On April 20, 2020, the Company received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable after eight to twenty-four weeks providing that the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.
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

The PPP Loan certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. While the Company does have availability under its Credit Agreement, $8.0 million of such availability can only be used for acquisitions and the $6.0 million that is available is in place to support working capital needs, along with current cash on hand. Further, the Company has a limited market capitalization and lack of history of being able to access the capital markets and as a result, the Company believes it meets the certification requirements.

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The Company is in the process of applying for forgiveness of the PPP Loan via its existing commercial bank under the guidelines provided by the Small Business Administration ("SBA") and the Department of Treasury. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during at least the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018

At June 30, 2020 and 2019, long-term debt consisted of the following (in thousands):

	June 30,
	2020	2019
Acquisition loan, monthly payments of $43; maturing March 2022.	$948	$1,465
Equipment loan, monthly principal payments begin upon completion of the advancing period, net of debt issuance costs of $50 thousand.	929	—
Real estate loan, monthly principal payments begin upon completion of the advancing period.	1,103	—
Paycheck Protection Program loan	2,183	—
Total long-term debt	5,163	1,465
Less: current portion	1,658	517
Long-term debt, net of current portion	$3,505	$948
The Company has availability under the Credit Agreement of $13.0 million ($5.9 million for the working capital portion and $7.1 million for the acquisitions) as of June 30, 2020. The Company has availability under the Loan Agreement of $1.2 million ($0.9 million for the real estate and $0.3 million for the equipment) as of June 30, 2020. The Company also has $0.1 million in letters of credit outstanding as of June 30, 2020.
The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of June 30, 2020.
Payments due on long-term debt subsequent to June 30, 2020 are as follows (in thousands):

Twelve Months Ending June 30,
2021	$1,658
2022	1,851
2023	220
2024	220
2025	1,264
$5,213

NOTE 6 - EQUITY TRANSACTIONS
During the year ended June 30, 2018, the Company issued 20,617 shares of common stock as a portion of consideration for a third-party lease agreement. The shares were issued at $4.00 per share based on the closing price on the date of grant. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Non-cash expense recorded during the years ended June 30, 2020, 2019, and 2018 was $0, $46,000 and $37,000, respectively.

On November 15, 2018, the Company's stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized shares of common stock from 20,000,000 to 40,000,000 shares.

During the years ended June 30, 2020, 2019, and 2018, stock options to purchase shares of the Company's common stock were exercised as follows (in thousands except per share amounts):

	Year ended June 30,
	2020	2019	2018
Options exercised	154	—	—
Proceeds	$668	$—	$—
Average exercise price per share	$4.32	$—	$—

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
NOTE 7 - STOCK BASED COMPENSATION
The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 3,000,000 shares of the Company’s common stock of which 1,166,756 options and restricted shares are outstanding as of June 30, 2020. Options granted generally vest over a period of four years and expire seven years after the date of grant. Restricted stock generally vests over one year. As of June 30, 2020, there were 938,862 options available for grant under the 2010 Plan.
The summary of activity for all restricted stock during the fiscal years ended June 30, 2020, 2019 and 2018  is presented in the table below (in thousands):

	Year ended June 30,
	2020	2019	2018
Unvested at beginning of the year	13	13	13
Granted	80	63	53
Vested	(71)	(55)	(53)
Forfeited	—	(8)	—
Unvested at end of the year	22	13	13
The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2020, 2019 and 2018 was $4.31, $3.53 and $4.17, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2020, 2019 and 2018 was $4.12, $3.69 and $4.22, respectively.
The summary of activity for all stock options during the fiscal years ended June 30, 2020, 2019 and 2018 is presented in the table below (in thousands except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Options Outstanding at June 30, 2017	865	$4.53
Granted	137	$4.79
Forfeited or canceled	(82)	$4.50

Options Outstanding at June 30, 2018	920	$4.57
Granted	578	$3.73
Forfeited or canceled	(218)	$4.16

Options Outstanding at June 30, 2019	1,280	$4.26
Granted	82	$6.74
Exercised	(154)	$4.32
Forfeited or canceled	(63)	$3.95

Options Outstanding at June 30, 2020	1,145	$4.45

Options Exercisable at June 30, 2020	591	$4.59

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018
The following table summarizes information about stock options outstanding as of June 30, 2020 (in thousands except per share amounts):

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2020	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price
$2.51 - $3.75	58	4.72	$3.18
$3.76 - $5.00	882	4.14	$4.10
$5.01 - $7.50	205	3.78	$6.29
	1,145		$4.45
The following table summarizes information about stock options exercisable as of June 30, 2020 (in thousands except per share amounts):

	Options Exercisable
Range of Exercise Price	Exercisable as of June 30, 2020	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price
$2.51 - $3.75	20	3.42	$3.02
$3.76 - $5.00	444	2.86	$4.27
$5.01 - $7.50	127	1.81	$5.95
	591		$4.59
As of June 30, 2020, there was $0.6 million of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.7 years.

NOTE 8 - LEASES
The Company has operating leases for real estate, field equipment, office equipment and vehicles. Operating leases are included in Operating Lease ROU Asset and Operating Lease Liability on our Consolidated Balance Sheets.

During the twelve months ended June 30, 2020, lease cost amounts, which reflect the fixed rent expense associated with operating leases, are as follows (in thousands):

Year Ended June 30, 2020
Lease cost (1) - operating lease cost - fixed rent expense included in:
Cost of revenues	$1,851
Selling, general and administrative	451
Total	$2,302

(1) Finance lease cost, short-term lease cost and variable lease cost were not significant during the period.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018

During the twelve months ended June 30, 2020, the Company modified several of its leases to extend the terms of the leases. This resulted in a non-cash change to the ROU asset and lease liability upon remeasurement of $4.4 million which is included in the non-cash changes to ROU asset and lease liability shown below. The leases remain operating leases upon re-evaluation by the Company and there were no material direct costs incurred in any of the lease modifications or in any of the leases acquired during the period. During the twelve months ended June 30, 2020, the Company had the following cash and non-cash activities associated with leases (in thousands):

Year Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,274
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$6,214
Additions to ROU asset obtained from operating lease liabilities upon adoption of new guidance	$4,591

As of June 30, 2020, the weighted average remaining lease term for all operating leases is 5.0 years. The weighted average discount rate associated with operating leases as of June 30, 2020 is 4.7%.

The future payments due under operating leases as of June 30, 2020 is as follows (in thousands):

Future payments due in the year ended June 30,
2021	$2,790
2022	2,420
2023	1,976
2024	1,793
2025	1,444
Thereafter	1,114
Total undiscounted lease payments	11,537
Less effects of discounting	(2,674)
Lease liability recognized	$8,863

As of June 30, 2019, future lease payments under non-cancelable operating leases were $4.1 million in the aggregate, which consisted of the following: $2.1 million in 2020, $1.3 million in 2021, $0.5 million in 2022, $0.2 million in 2023, and $38 thousand in 2024.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Performance bonds: The Company utilizes performance bonds to support operations based on certain state requirements. At June 30, 2020, the Company had performance bonds outstanding covering financial assurance up to $1.0 million
Other:  From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

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
JUNE 30, 2020, 2019 and 2018
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
The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Year Ended June 30,
	2020	2019	2018
Net income (loss), as reported	$2,266	$214	$(672)

Weighted average common shares outstanding	16,249	16,116	16,055
Effect of dilutive stock options	182	7	—
Weighted average diluted common shares outstanding	16,431	16,123	16,055

Net income (loss) per common share
Basic and diluted	$0.14	$0.01	$(0.04)
Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	206	1,173	402

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS
At June 30, 2020 and 2019, intangible assets consisted of the following (in thousands):

		June 30,
		2020			2019
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(1,780)	$1,227	$3,007	$(1,348)	$1,659
Permits	6 - 15 years	1,892	(596)	1,296	1,704	(492)	1,212
Patents	5 - 17 years	420	(311)	109	420	(296)	124
Tradename	7 years	270	(154)	116	270	(116)	154
Non-compete	5 years	117	(94)	23	117	(70)	47
Total intangible assets, net		$5,706	$(2,935)	$2,771	$5,518	$(2,322)	$3,196
Amortization expense was $0.6 million for each of the fiscal years ended June 30, 2020, 2019 and 2018.
As of June 30, 2020, future amortization of intangible assets is as follows (in thousands):

Year Ended June 30,
2021	$639
2022	622
2023	562
2024	151
2025	150
Thereafter	647
$2,771

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020, 2019 and 2018

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables show quarterly financial information for the years ended June 30, 2020 and 2019. The Company believes that all necessary adjustments have been included in the amounts below to present fairly the results of such periods (in thousands expect per share amounts).

	Quarter Ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Total revenues	$13,599	$14,565	$10,414	$12,568
Gross profit	$4,484	$4,872	$2,223	$4,183
Operating income (loss)	$768	$1,069	$(1,578)	$651
Net income (loss)	$686	$970	$(1,556)	$2,166
Net income (loss) per share - basic and diluted	$0.04	$0.06	$(0.10)	$0.13
Weighted average shares - diluted	16,168	16,303	16,264	16,791

	Quarter Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Total revenues	$10,293	$12,394	$9,451	$12,174
Gross profit	$3,352	$3,991	$2,035	$3,892
Operating income (loss)	$125	$827	$(1,073)	$568
Net income (loss)	$70	$779	$(1,125)	$490
Net income (loss) per share - basic and diluted	$0.00	$0.05	$(0.07)	$0.03
Weighted average shares - diluted	16,089	16,106	16,138	16,150