Form 10-Q
period 2020-09-30
SHARPS COMPLIANCE CORP
filed 2020-11-04
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

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

As of November 2, 2020, there were 16,486,087 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	September 30,	June 30,
	2020	2020
ASSETS
CURRENT ASSETS
Cash	$6,785	$5,416
Accounts receivable, net	10,629	11,789
Inventory	5,476	5,638
Contract asset	37	156
Prepaid and other current assets	985	1,287
TOTAL CURRENT ASSETS	23,912	24,286
PROPERTY, PLANT AND EQUIPMENT, net	9,865	9,127
OPERATING LEASE RIGHT OF USE ASSET	9,844	8,747
INVENTORY, net of current portion	1,034	1,064
OTHER ASSETS	160	154
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,667	2,771
DEFERRED TAX ASSET	1,355	1,252
TOTAL ASSETS	$55,572	$54,136
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,140	$3,291
Accrued liabilities	2,738	2,833
Operating lease liability	2,506	2,192
Current maturities of long-term debt	2,091	1,658
Contract liability	3,296	3,262
TOTAL CURRENT LIABILITIES	13,771	13,236
CONTRACT LIABILITY, net of current portion	791	705
OPERATING LEASE LIABILITY, net of current portion	7,493	6,671
OTHER LIABILITIES	417	441
LONG-TERM DEBT, net of current portion	3,428	3,505
TOTAL LIABILITIES	25,900	24,558
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 16,718,103 and 16,667,572 shares issued, respectively and 16,422,488 and 16,371,957 shares outstanding, respectively	169	168
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	30,589	30,203
Retained earnings	468	761
TOTAL STOCKHOLDERS' EQUITY	29,672	29,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,572	$54,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2020	2019
REVENUES	$13,151	$13,599
Cost of revenues	9,528	9,115
GROSS PROFIT	3,623	4,484
Selling, general and administrative	3,788	3,512
Depreciation and amortization	204	204
OPERATING INCOME (LOSS)	(369)	768
OTHER INCOME (EXPENSE)
Interest income	—	5
Interest expense	(32)	(19)
Income associated with derivative instrument	5	—
TOTAL OTHER EXPENSE	(27)	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(396)	754
INCOME TAX EXPENSE (BENEFIT)
Current	—	23
Deferred	(103)	45
TOTAL INCOME TAX EXPENSE (BENEFIT)	(103)	68
NET INCOME (LOSS)	$(293)	$686
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.02)	$0.04
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,391	16,145
Diluted	16,391	16,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2019	16,433,128	$165	(295,615)	$(1,554)	$29,020	$(1,505)	$26,126
Exercise of stock options	9,200	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	104	—	104
Net income	—	—	—	—	—	686	686
Balances, September 30, 2019	16,442,328	$165	(295,615)	$(1,554)	$29,152	$(819)	$26,944

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
Exercise of stock options	50,531	1	—	—	224	—	225
Stock-based compensation	—	—	—	—	162	—	162
Net loss	—	—	—	—	—	(293)	(293)
Balances, September 30, 2020	16,718,103	$169	(295,615)	$(1,554)	$30,589	$468	$29,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(293)	$686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	423	421
Bad debt expense	65	16
Inventory write-off	10	3
Loss on disposal of property, plant and equipment	1	—
Stock-based compensation expense	162	104
Income on derivative instrument	(5)	—
Deferred tax expense (benefit)	(103)	45
Changes in operating assets and liabilities:
Accounts receivable	1,095	(1,415)
Inventory	182	524
Prepaid and other assets	296	(67)
Accounts payable and accrued liabilities	(311)	(268)
Contract asset and contract liability	239	768
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,761	817
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(925)	(604)
Additions to intangible assets	(48)	(18)
NET CASH USED IN INVESTING ACTIVITIES	(973)	(622)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	225	28
Proceeds from long-term debt	508	309
Repayments of long-term debt	(152)	(128)
Payments of debt issuance costs	—	(50)
NET CASH PROVIDED BY FINANCING ACTIVITIES	581	159
NET INCREASE IN CASH	1,369	354
CASH, beginning of period	5,416	4,512
CASH, end of period	$6,785	$4,866
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$(283)	$16
Interest paid on long-term debt	$23	$20
NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$85	$(13)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2020, the results of its operations for the three months ended September 30, 2020 and 2019, cash flows for the three months ended September 30, 2020 and 2019, and stockholders’ equity for the three months ended September 30, 2020 and 2019. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Three-Months Ended September 30,
	2020	% Total	2019	% Total
REVENUES BY SOLUTION:
Mailbacks	$6,162	46.8%	$7,117	52.4%
Route-based pickup services	3,156	24.0%	2,657	19.5%
Unused medications	2,361	18.0%	2,383	17.5%
Third party treatment services	135	1.0%	19	0.1%
Other (1)	1,337	10.2%	1,423	10.5%
Total revenues	$13,151	100.0%	$13,599	100.0%

(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

Vendor Managed Inventory ("VMI") - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three months ended September 30, 2020 and 2019, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $1.0 million and $0.5 million, respectively. As of September 30, 2020 and June 30, 2020, $2.9 million and $2.8 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. The Company has historically recorded a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. However, during the year ended June 30, 2020, the Company released the full amount of the valuation allowance against its deferred tax assets on the basis of the Company's reassessment of the recoverability of its deferred tax assets.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Goodwill and Other Identifiable Intangible Assets: Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of its single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in the single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the prior year ended June 30, 2020 and there have been no triggering events since that date that would warrant further impairment testing.

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no impact on the Company's consolidated financial statements and related disclosures as none of its arrangements have been modified as of September 30, 2020. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was (26.0)% and 9.0%, respectively. During the three-months ended September 30, 2020, the effective tax rate is based on the statutory federal tax rate of 21%, now that the valuation allowance has been removed since June 30, 2020, as well an approximated 5% state income tax rate net of the federal benefit. During the three months ended September 30, 2019, the effective tax rate represented the deferred tax expense related to the effects of indefinite lived intangible assets, such as goodwill, which could not be used as a source of future taxable income in evaluating the need for the valuation allowance against the deferred tax assets as well as the effects of the state income tax expense for the period.

NOTE 6 – LEASES

The Company has operating leases for real estate, field equipment, office equipment and vehicles. Operating leases are included in Operating Lease Right of Use ("ROU") Asset and Operating Lease Liability on our Condensed Consolidated Balance Sheets.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended September 30, 2020 and 2019, lease cost amounts, which reflect the fixed rent expense associated with operating leases, are as follows (in thousands):

	Three-Months Ended September 30,
	2020	2019
Lease cost (1) - operating lease cost - fixed rent expense included in:
Cost of revenues	$571	$434
Selling, general and administrative	113	103
Total	$684	$537

(1) Finance lease cost, short-term lease cost and variable lease cost were not significant during the period.

During the three months ended September 30, 2020 and 2019, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three-Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$646	$531
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$1,676	$4,565
Additions to ROU asset obtained from operating lease liabilities upon adoption of new guidance	$—	$4,591

As of September 30, 2020, the weighted average remaining lease term for all operating leases is 4.85 years. The weighted average discount rate associated with operating leases as of September 30, 2020 is 4.4%.
The future payments due under operating leases as of September 30, 2020 is as follows (in thousands):

Future payments due in the twelve months ended September 30,
2021	$2,896
2022	2,277
2023	1,987
2024	1,788
2025	1,331
Thereafter	853
Total undiscounted lease payments	11,132
Less effects of discounting	(1,133)
Lease liability recognized	$9,999

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Company expects the Credit Agreement will be renewed and extended prior to the maturity date. The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2020 was approximately 2.77%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. The advancing period extends through October 2020 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.77% on September 30, 2020. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The Company has applied for forgiveness of the PPP Loan via its existing commercial bank under the guidelines provided by the Small Business Administration ("SBA") and the Department of Treasury. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during at least

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.

At September 30, 2020 and June 30, 2020, long-term debt consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Acquisition loan, monthly payments of $43; maturing March 2022.	$819	$948
Equipment loan, monthly payments of $14; maturing August 2024, net of debt issuance costs of $50.	977	929
Real estate loan, monthly principal payments begin upon completion of the advancing period.	1,540	1,103
Paycheck Protection Program loan	2,183	2,183
Total long-term debt	5,519	5,163
Less: current portion	2,091	1,658
Long-term debt, net of current portion	$3,428	$3,505

The Company has availability under the Credit Agreement of $13.1 million ($5.9 million for the working capital and $7.2 million for the acquisitions) as of September 30, 2020. The Company has availability under the Loan Agreement of $0.5 million for the real estate as of September 30, 2020. The Company also has $0.1 million in letters of credit outstanding as of September 30, 2020.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of September 30, 2020.

Payments due on long-term debt subsequent to September 30, 2020 are as follows (in thousands):

Twelve Months Ending September 30,
2021	$2,091
2022	1,365
2023	232
2024	245
2025	1,636
$5,569

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the three months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three-Months Ended September 30,
	2020	2019
Stock-based compensation expense included in:
Cost of revenues	$—	$2
Selling, general and administrative	162	102
Total	$162	$104

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share amounts):

	Three-Months Ended September 30,
	2020	2019
Net income (loss), as reported	$(293)	$686

Weighted average common shares outstanding	16,391	16,145
Effect of dilutive stock options	—	23
Weighted average diluted common shares outstanding	16,391	16,168

Net income (loss) per common share
Basic and diluted	$(0.02)	$0.04
Employee stock options excluded from computation of dilutive income (loss) per share amounts because their effect would be anti-dilutive	25	1,145

NOTE 10 - EQUITY TRANSACTIONS

During the three months ended September 30, 2020 and 2019, respectively, stock options to purchase shares of the Company's common stock were exercised as follows (in thousands except per share amounts):

	Three-Months Ended September 30,
	2020	2019

Options exercised	50,531	9,200
Proceeds	$225	$28
Average exercise price per share	$4.44	$3.05

As of September 30, 2020, there was $0.6 million of stock compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.6 years.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS

At September 30, 2020 and June 30, 2020, intangible assets consisted of the following (in thousands):

		September 30, 2020			June 30, 2020
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(1,888)	$1,119	$3,007	$(1,780)	$1,227
Permits	6 - 15 years	1,940	(620)	1,320	1,892	(596)	1,296
Patents	5 - 17 years	420	(315)	105	420	(311)	109
Trade name	7 years	270	(164)	106	270	(154)	116
Non-compete	5 years	117	(100)	17	117	(94)	23
Total intangible assets, net		$5,754	$(3,087)	$2,667	$5,706	$(2,935)	$2,771

Amortization expense was $0.2 million for each of the three-months ended September 30, 2020 and 2019. There have been no changes in the carrying amount of goodwill since June 30, 2020.

As of September 30, 2020, future amortization of intangible assets is as follows (in thousands):

Twelve Months Ending September 30,
2021	$644
2022	615
2023	456
2024	153
2025	153
Thereafter	646
$2,667

NOTE 12 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2020	June 30, 2020
Raw materials	$1,199	$1,402
Finished goods	5,311	5,300
Total inventory	6,510	6,702
Less: current portion	5,476	5,638
Inventory, net of current portion	$1,034	$1,064

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

GENERAL

Sharps Compliance Corp. is a leading national healthcare waste management provider specializing in regulated waste streams including medical, pharmaceutical and hazardous. Our services facilitate the safe and proper collection, transportation and environmentally-responsible treatment of regulated waste from customers in multiple healthcare-related markets. The markets we manage are small to medium-size generators of healthcare waste including professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), long-term care facilities, government agencies, home health care, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal. Lastly, we maintain a strong distribution network for the sale of our solutions within the aforementioned markets.

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

We continue to develop new solutions to meet market demands. Over the past five years we have added a robust portfolio of ultimate-user medication disposal solutions for controlled substances, DEA-inventory controlled medication disposal for professionals, the Black Pail Program for disposal of most unused pharmaceuticals, including Resource Conservation and Recovery Act ("RCRA") hazardous medications, and the Inhaler Disposal system. We also developed route-based services for medical, pharmaceutical and hazardous waste, the TakeAway Recycling System™ for single-use devices (SUDs) and the Hazardous Drug Spill Control Kit™, a USP <800> (as defined below) compliant spill kit for cleanup of chemotherapy and other hazardous drug spills.

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

Uncertainty Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the three months ended September 30, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
The Company has taken precautions to ensure the safety of its employees, while at the same time remaining active as a leading national provider of comprehensive medical waste solutions, bringing uninterrupted essential support to its customers and the healthcare industry. For example, the Company increased its route-based drivers, plant and operations personnel by ten percent (10%) in advance of the COVID-19 pandemic to make sure that its operations and servicing of customers would not be adversely affected by the potential absence of employees due to COVID-19. The Company also temporarily increased the pay for its front-line operations personnel and drivers during the pandemic through June 30, 2020.
Related to customer demand, the Company saw temporary closures of about 1,000 dental, dermatology and physician practices equating to about $0.1 million in lost monthly revenue for the Company from mid March 2020 through June 2020. Offsetting this has been increased volumes of medical waste generated by many of the Company’s long-term care customers who are utilizing the Company’s systems and services to contain and dispose of personal protective equipment (“PPE”) utilized in their facilities.
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

The Company applied for and received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact our results of operations, cash flows and financial conditions. External effects from the COVID-19 pandemic began at the end of the third quarter of 2020 and were not material to the three months ended September 30, 2020 results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see Item 1A, Risk factors in the Company's annual report on form 10-K for the year ended June 30, 2020.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three months ended September 30, 2020 and 2019. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended September 30,
	2020	%	2019	%
Revenues	$13,151	100.0%	$13,599	100.0%
Cost of revenues	9,528	72.5%	9,115	67.0%
Gross profit	3,623	27.5%	4,484	33.0%
SG&A expense	3,788	28.8%	3,512	25.8%
Depreciation and amortization	204	1.6%	204	1.5%
Operating Income (Loss)	(369)	(2.8)%	768	5.6%
Total other expense	(27)	(0.2)%	(14)	(0.1)%
Income (loss) before income taxes	(396)	(3.0)%	754	5.5%
Income tax expense (benefit)	(103)	(0.8)%	68	0.5%
Net Income (Loss)	$(293)	(2.2)%	$686	5.0%

THREE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Total revenues for the three months ended September 30, 2020 of $13.2 million decreased compared to the total revenues for the three months ended September 30, 2019 of $13.6 million. The decrease in revenue is mainly due to decreased billings in the Retail and Home Health Care markets. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended September 30,
	2020	2019	Variance
BILLINGS BY MARKET:
Professional	$4,133	$4,135	$(2)
Retail	3,647	4,142	(495)
Home Health Care	2,348	3,317	(969)
Long-Term Care	1,309	624	685
Pharmaceutical Manufacturer	1,179	937	242
Government	515	764	(249)
Environmental	135	19	116
Other	162	281	(119)
Subtotal	13,428	14,219	(791)
GAAP Adjustment *	(277)	(620)	343
Revenue Reported	$13,151	$13,599	$(448)

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended September 30,
	2020	% Total	2019	% Total
BILLINGS BY SOLUTION:
Mailbacks	$6,439	47.9%	$7,737	54.4%
Route-based pickup services	3,156	23.5%	2,657	18.7%
Unused medications	2,361	17.6%	2,383	16.8%
Third party treatment services	135	1.0%	19	0.1%
Other (1)	1,337	10.0%	1,423	10.0%
Total billings	13,428	100.0%	14,219	100.0%
GAAP adjustment (2)	(277)		(620)
Revenue reported	$13,151		$13,599

(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.
(2)Represents the net impact of the revenue recognition adjustments required to arrive at reported GAAP revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period to related sales are recorded.

The decrease in billings was mainly attributable to decreased billings in the Home Health Care ($1.0 million) and Retail ($0.5 million) markets partially offset by increased billings in the Long-Term Care ($0.7 million) market. The decrease in Home Health Care billings was due to a large stocking order of $0.9 million related to a new distributor relationship in the prior year. The decrease in retail billings is primarily due to lower flu shot / COVID-19 related orders of $0.9 million due to the timing of related orders, partially offset by higher unused medication billings of $0.3 million from MedSafe and TakeAway Medication Recovery System envelopes. The increase in Long-Term Care billings was primarily related to increased volume of COVID-19 related waste management and ancillary supplies. Billings for the inside and online sales channel increased 13.3% to $2.9 million in the first quarter of fiscal 2021 as compared to $2.5 million in the same prior year period primarily due to increases in route based pickup services to the Long-Term Care and Professional markets. Professional market billings of $4.1 million in the first quarter of fiscal 2021 were consistent with the same period of fiscal 2020. The Professional market is comprised of physicians, clinics, dentists, surgery centers, labs, veterinarians and other healthcare providers, has recovered to billing levels higher than the March 2020, pre-pandemic time period, as most of the Company's customer locations have reopened.

Billing for Mailbacks decreased 17% to $6.4 million as compared to $7.7 million in the prior year period and represented 47.9% of total billings. Billings for Route-Based Pickup Services increased 19% to $3.2 million as compared to $2.7 million in the prior year period and represented 23.5% of total billings. Billings for Unused Medications were essentially flat at $2.4 million and represented 17.6% of total billings.

Cost of revenues for the three months ended September 30, 2020 of $9.5 million was 72.5% of revenues. Cost of revenues for the three months ended September 30, 2019 of $9.1 million was 67.0% of revenues. The gross margin for the three months ended September 30, 2020 of 27.5% was lower than the gross margin for the three months ended September 30, 2019 of 33.0%. Gross margin was negatively impacted for the three months ended September 30, 2020 due to lower revenues than the prior period driven by the timing of flu and COVID-19 related mailback orders for the quarter.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2020 and 2019 were $3.8 million and $3.5 million, respectively. The increase in SG&A expense, which is consistent with the Company's internal expectations, was due to continued investments in sales and marketing.

The Company reported operating loss of $0.4 million for the three months ended September 30, 2020 as compared to operating income of $0.8 million in the prior year period. Operating loss increased primarily due to lower revenues and higher SG&A expenses (discussed above).

The Company reported loss before income taxes of $0.4 million for the three months ended September 30, 2020 as compared to income before income taxes of $0.8 million for the prior year period. Loss before income taxes increased due to the increase in operating loss (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was (26.0)% and 9.0%, respectively.

The Company reported a net loss of $0.3 million for the three months ended September 30, 2020 as compared to a net income of $0.7 million for the prior year period. Net loss increased due to the increase in the operating loss (discussed above).

The Company reported basic and diluted loss per share of $(0.02) for the three months ended September 30, 2020 as compared to basic and diluted income per share of $0.04 for the prior year period.  Basic and diluted loss per share decreased due to net loss (discussed above).

PROSPECTS FOR THE FUTURE

As a result of the COVID-19 outbreak, the Company has implemented some and may take additional precautionary measures intended to help ensure the well-being of its employees, facilitate continued uninterrupted servicing of customers and minimize business disruptions. For example, the following have recently been implemented to address some of the uncertainties related to COVID-19:

•Since January 2020, the Company has increased its headcount for route-based drivers, plant and operations personnel by 10% as a result of COVID-19 to make sure that its operations and servicing of customers would not be adversely affected by the potential absence of employees due to COVID-19. The cost of this increased headcount which is recorded as cost of sales is about $0.1 million per quarter.
•The Company temporarily increased pay to route-based drivers, plant and operations personnel through June 30, 2020 due to the additional potential risks associated with those functions in light of the COVID-19 environment.
•While some areas of the business have seen increased revenue, COVID-19 caused many of the Company’s customers to temporarily close from mid-March 2020 through June 2020. For example, there have been temporary closures of approximately 1,000 customer offices including dental, dermatology and physician practices which equates to almost $0.1 million per month in lost revenue. Most of these offices have now re-opened.
•The Company is considered an essential business and could incur elevated costs to maintain uninterrupted essential support to its customers and the overall healthcare industry.
•Inventory levels as of September 30, 2020 were fairly consistent with levels at June 30, 2020 (decreased approximately 3%) but increased by $2.2 million or 51.8% over the levels at September 30, 2019. The Company is working to ensure it has adequate products and solutions to address the potential additional needs that could reasonably be expected to follow a pandemic of this magnitude. Whether it be supporting an expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the potential COVID-19 vaccine, or supporting the pick-up and processing of the significantly increased volumes of healthcare waste from the long-term care industry, we are well positioned to take advantage of these growth opportunities.
•Given the timing of when the COVID-19 quarantine manifested itself (middle of third quarter of fiscal year 2020) in the U.S. and in light of ongoing COVID-19 cases, the financial impacts to the Company may have only partially been captured within the result of operations reported to date.

The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. To date, the Company has not identified any material adverse impact of COVID-19 on its financial position and results of operations.

The Company continues to focus on core markets and solution offerings that fuel growth. Its key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, long-term care, retail pharmacies and clinics, and the professional market which is comprised of physicians, dentists, surgery centers and veterinary practices. These markets require cost-effective services for managing medical, pharmaceutical and hazardous waste.

The Company believes its growth opportunities are supported by the following:

•A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 70% of the U.S. population.

•In July 2015 and July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-two (32) state region of the South, Southeast, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 14,175 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•The passage of regulations for ultimate user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to long-term care and hospice to address a long standing issue within long-term care.

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

•The Company’s financial position with a cash balance of $6.8 million (used for working capital needs), debt of $5.5 million and additional availability under the Credit and Loan Agreements as of September 30, 2020 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $1.4 million to $6.8 million at September 30, 2020 from $5.4 million at June 30, 2020 due to the following:

Cash Flows from Operating Activities - Cash flow from operating activities increased primarily due to a decrease in accounts receivable of $1.1 million.

Cash Flows from Investing Activities - Cash flow from investing activities is for normal permitting and capital expenditures for plant and equipment additions of $1.0 million, including approximately $0.7 million for expenditures at the Company's treatment facility in Carthage, Texas.

Cash Flows from Financing Activities - Cash flow from financing activities provided an increase in cash from proceeds from long-term debt of $0.5 million and proceeds from the exercise of stock options of $0.2 million offset by the repayment of debt of $0.2 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the three months ended September 30, 2020 and the year ended June 30, 2020.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 to extend the maturity date by two years to March 29, 2021 for the working capital portion of the Credit Agreement (“Credit Agreement”). The Company expects the Credit Agreement will be renewed and extended prior to the maturity date. The Credit Agreement provides for a $14.0 million credit facility, the proceeds of which may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes and (ii) $8.0 million for acquisitions. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) zero percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of September 30, 2020 was approximately 2.77%. The Company pays a fee of 0.25% per annum on the unused amount of credit facility. At September 30, 2020, $0.8 million was outstanding related to the acquisition portion of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at September 30, 2020.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. The advancing period extends through October 2020 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.77% on September 30, 2020. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%. At September 30, 2020, $1.0 million and $1.5 million were outstanding related to the equipment and real estate portions, respectively, of the Loan Agreement.

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

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The Company has applied for forgiveness of the PPP Loan via its existing commercial bank under the guidelines provided by the Small Business Administration ("SBA") and the Department of Treasury. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has recently indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.

The Company has availability under the Credit Agreement of approximately $13.1 million ($5.9 million for the working capital and $7.2 million for the acquisitions) as of September 30, 2020 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance). The Company has availability under the Loan Agreement of $0.5 million for the real estate as of September 30, 2020. The Company also had $0.1 million in letters of credit outstanding as of September 30, 2020.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit and Loan Agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of September 30, 2020.

The Company utilizes performance bonds to support operations based on certain state requirements. At September 30, 2020, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

Management believes that the Company’s current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are included in the discussion entitled Critical Accounting Policies in Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” ("Disclosure Controls") as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of September 30, 2020 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2020.

Changes in Internal Control

During the three months ended September 30, 2020, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control system over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2020 for the Company’s risk factors. During the period ended September 30, 2020, there have been no changes to the Company's risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 4, 2020	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 4, 2020	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)