Form 10-Q
period 2020-12-31
SHARPS COMPLIANCE CORP
filed 2021-02-03
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR

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

As of February 1, 2021, there were 16,511,602 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	December 31,	June 30,
	2020	2020
ASSETS
CURRENT ASSETS
Cash	$7,226	$5,416
Accounts receivable, net	13,286	11,789
Inventory	5,296	5,638
Contract asset	32	156
Prepaid and other current assets	793	1,287
TOTAL CURRENT ASSETS	26,633	24,286
PROPERTY, PLANT AND EQUIPMENT, net	10,270	9,127
OPERATING LEASE RIGHT OF USE ASSET	9,238	8,747
INVENTORY, net of current portion	1,027	1,064
OTHER ASSETS	160	154
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,526	2,771
DEFERRED TAX ASSET	1,008	1,252
TOTAL ASSETS	$57,597	$54,136
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,129	$3,291
Accrued liabilities	2,879	2,833
Operating lease liability	2,471	2,192
Current maturities of long-term debt	2,252	1,658
Contract liability	3,939	3,262
TOTAL CURRENT LIABILITIES	14,670	13,236
CONTRACT LIABILITY, net of current portion	954	705
OPERATING LEASE LIABILITY, net of current portion	6,939	6,671
OTHER LIABILITIES	383	441
LONG-TERM DEBT, net of current portion	3,525	3,505
TOTAL LIABILITIES	26,471	24,558
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 16,799,702 and 16,667,572 shares issued, respectively and 16,504,087 and 16,371,957 shares outstanding, respectively	170	168
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	30,814	30,203
Retained earnings	1,696	761
TOTAL STOCKHOLDERS' EQUITY	31,126	29,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,597	$54,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2020	2019
REVENUES	$17,011	$14,565
Cost of revenues	11,374	9,693
GROSS PROFIT	5,637	4,872
Selling, general and administrative	3,756	3,606
Depreciation and amortization	205	197
OPERATING INCOME	1,676	1,069
OTHER INCOME (EXPENSE)
Interest income	—	4
Interest expense	(47)	(26)
Income associated with derivative instrument	10	—
TOTAL OTHER EXPENSE	(37)	(22)
INCOME BEFORE INCOME TAXES	1,639	1,047
INCOME TAX EXPENSE
Current	64	33
Deferred	347	44
TOTAL INCOME TAX EXPENSE	411	77
NET INCOME	$1,228	$970
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.07	$0.06
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,497	16,225
Diluted	16,929	16,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2020	2019

REVENUES	$30,162	$28,164
Cost of revenues	20,902	18,808
GROSS PROFIT	9,260	9,356
Selling, general and administrative	7,544	7,118
Depreciation and amortization	409	401
OPERATING INCOME	1,307	1,837
OTHER INCOME (EXPENSE)
Interest income	—	9
Interest expense	(79)	(45)
Income associated with derivative instrument	15	—
TOTAL OTHER EXPENSE	(64)	(36)
INCOME BEFORE INCOME TAXES	1,243	1,801
INCOME TAX EXPENSE
Current	64	56
Deferred	244	89
TOTAL INCOME TAX EXPENSE	308	145
NET INCOME	$935	$1,656
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.06	$0.10
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,444	16,185
Diluted	16,875	16,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, September 30, 2020	16,718,103	$169	(295,615)	$(1,554)	$30,589	$468	$29,672
Exercise of stock options	18,000	—	—	—	86	—	86
Stock-based compensation	—	—	—	—	140	—	140
Issuance of restricted stock	63,599	1	—	—	(1)	—	—
Net income	—	—	—	—	—	1,228	1,228
Balances, December 31, 2020	16,799,702	$170	(295,615)	$(1,554)	$30,814	$1,696	$31,126

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, September 30, 2019	16,442,328	$165	(295,615)	$(1,554)	$29,152	$(819)	$26,944
Exercise of stock options	10,150	—	—	—	30	—	30
Stock-based compensation	—	—	—	—	121	—	121
Issuance of restricted stock	72,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	970	970
Balances, December 31, 2019	16,524,478	$166	(295,615)	$(1,554)	$29,302	$151	$28,065

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
Exercise of stock options	68,531	1	—	—	310	—	311
Stock-based compensation	—	—	—	—	302	—	302
Issuance of restricted stock	63,599	1	—	—	(1)	—	—
Net income	—	—	—	—	—	935	935
Balances, December 31, 2020	16,799,702	$170	(295,615)	$(1,554)	$30,814	$1,696	$31,126

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2019	16,433,128	$165	(295,615)	$(1,554)	$29,020	$(1,505)	$26,126
Exercise of stock options	19,350	—	—	—	58	—	$58
Stock-based compensation	—	—	—	—	225	—	225
Issuance of restricted stock	72,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	1,656	1,656
Balances, December 31, 2019	16,524,478	$166	(295,615)	$(1,554)	$29,302	$151	$28,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$935	$1,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	923	803
Bad debt expense	100	49
Inventory write-off	24	13
Loss on disposal of property, plant and equipment	1	—
Stock-based compensation expense	302	225
Income on derivative instrument	(15)	—
Deferred tax expense	244	89
Changes in operating assets and liabilities:
Accounts receivable	(1,597)	(3,067)
Inventory	355	640
Prepaid and other assets	488	(213)
Accounts payable and accrued liabilities	160	614
Contract asset and contract liability	1,050	960
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,970	1,769
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,023)	(1,236)
Additions to intangible assets	(62)	(65)
NET CASH USED IN INVESTING ACTIVITIES	(2,085)	(1,301)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	311	58
Proceeds from long-term debt	961	598
Repayments of long-term debt	(347)	(258)
Payments of debt issuance costs	—	(50)
NET CASH PROVIDED BY FINANCING ACTIVITIES	925	348
NET INCREASE IN CASH	1,810	816
CASH, beginning of period	5,416	4,512
CASH, end of period	$7,226	$5,328
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$(261)	$62
Interest paid on long-term debt	$80	$42
NON-CASH INVESTING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$(263)	$(18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BACKGROUND

Organization: The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC, Bio-Team Mobile LLC, Citiwaste, LLC and Sharps Properties, LLC (collectively, “Sharps” or the “Company”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2020, the results of its operations for the three and six months ended December 31, 2020 and 2019, cash flows for the six months ended December 31, 2020 and 2019, and stockholders’ equity for the three and six months ended December 31, 2020 and 2019. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Three-Months Ended December 31,
	2020	% Total	2019	% Total
REVENUES BY SOLUTION:
Mailbacks	$10,452	61.4%	$8,564	58.8%
Route-based pickup services	3,491	20.5%	2,480	17.0%
Unused medications	1,713	10.1%	2,321	15.9%
Third party treatment services	179	1.1%	66	0.5%
Other (1)	1,176	6.9%	1,134	7.8%
Total revenues	$17,011	100.0%	$14,565	100.0%

	Six-Months Ended December 31,
	2020	% Total	2019	% Total
REVENUES BY SOLUTION:
Mailbacks	$16,614	55.2%	$15,681	55.7%
Route-based pickup services	6,647	22.0%	5,137	18.2%
Unused medications	4,074	13.5%	4,704	16.7%
Third party treatment services	314	1.0%	85	0.3%
Other (1)	2,513	8.3%	2,557	9.1%
Total revenues	$30,162	100.0%	$28,164	100.0%

(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

Vendor Managed Inventory ("VMI") - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three and six months ended December 31, 2020, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $2.5 million and $3.5 million, respectively. During the three and six months ended December 31, 2019, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $1.9 million and $2.4 million, respectively. As of December 31, 2020 and June 30, 2020, $4.6 million and $2.8 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The contract asset is related to VMI service agreements within the maibacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. The amount recognized during the six months ended December 31, 2020 related to contract liabilities recorded as of June 30, 2020 was $2.1 million.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no material impact on the Company's consolidated financial statements and related disclosures from the modification of its arrangements as of December 31, 2020. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the six months ended December 31, 2020 and 2019 was 24.8% and 8.1%, respectively. During the six months ended December 31, 2020, the effective tax rate is based on the statutory federal tax rate of 21%, now that the valuation has been removed since June 30, 2020, as well as an approximated 5% state income tax rate net of the federal benefit. During the six months ended December 31, 2019, the effective tax rate represented the deferred tax expense related to the effects of indefinite lived intangible assets, such as goodwill, which could not be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as the effects of the state income tax expense for the period.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LEASES

The Company has operating leases for real estate, field equipment, office equipment and vehicles. Operating leases are included in Operating Lease Right of Use ("ROU") Asset and Operating Lease Liability on our Condensed Consolidated Balance Sheets.

During the three and six months ended December 31, 2020 and 2019, lease cost amounts, which reflect the fixed rent expense associated with operating leases, are as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2020	2019	2020	2019
Lease cost (1) - operating lease cost - fixed rent expense included in:
Cost of revenues	$621	$451	$1,192	$885
Selling, general and administrative	113	79	226	182
Total	$734	$530	$1,418	$1,067

(1) Finance lease cost, short-term lease cost and variable lease cost were not significant during the period.

During the six months ended December 31, 2020 and 2019, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Six-Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$1,357	$1,067
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$1,688	$5,126
Additions to ROU asset obtained from operating lease liabilities upon adoption of new guidance	$—	$4,591

As of December 31, 2020, the weighted average remaining lease term for all operating leases is 4.69 years. The weighted average discount rate associated with operating leases as of December 31, 2020 is 4.4%.
The future payments due under operating leases as of December 31, 2020 is as follows (in thousands):

Future payments due in the twelve months ended December 31,
2021	$2,828
2022	2,156
2023	1,945
2024	1,735
2025	1,095
Thereafter	675
Total undiscounted lease payments	10,434
Less effects of discounting	(1,024)
Lease liability recognized	$9,410

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 22, 2021, the Company exercised its option to purchase real estate in Pennsylvania that it had previously leased. As a result, the Company's Operating Lease ROU Asset and Operating Lease Liability will decrease by $0.9 million and the Company's future payments under operating leases will decrease by $1.2 million.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (“Credit Agreement”). The amended Credit Agreement, which expires on December 28, 2023, provides for a $14.0 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8.0 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2020 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.77% on December 31, 2020. The Company has entered into a forward rate lock which fixed the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The Company has applied for forgiveness of the PPP Loan via its existing commercial bank under the guidelines provided by the Small Business Administration ("SBA") and the Department of Treasury. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due during at least the six-month period beginning on the date of the PPP Loan. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.

At December 31, 2020 and June 30, 2020, long-term debt consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Acquisition loan, monthly payments of $43; maturing March 2022	$690	$948
Equipment loan, monthly payments of $17; maturing August 2024, net of debt issuance costs of $47	928	929
Real estate loan, monthly payments of $5; maturing August 2024	1,976	1,103
Paycheck Protection Program loan	2,183	2,183
Total long-term debt	5,777	5,163
Less: current portion	2,252	1,658
Long-term debt, net of current portion	$3,525	$3,505

The Company has availability under the Credit Agreement of $13.9 million ($5.9 million for the working capital and $8.0 million for acquisitions) as of December 31, 2020 with the option to extend the availability up to $17.9 million. The Company has $0.1 million in letters of credit outstanding as of December 31, 2020.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of December 31, 2020.

Payments due on long-term debt subsequent to December 31, 2020 are as follows (in thousands):

Twelve Months Ending December 31,
2021	$2,252
2022	1,153
2023	272
2024	272
2025 and thereafter	1,875
$5,824

On January 22, 2021, certain wholly owned subsidiaries of the Company entered into a real estate term loan agreement (the "Real Estate Loan Agreement") with its existing commercial bank. The Real Estate Loan Agreement provides for a five-year, $0.9 million facility, the proceeds of which have been utilized to purchase the property in Pennsylvania which had previously been leased by the Company for its operations. The Real Estate Loan Agreement matures five years from January 22, 2021 with monthly payments based on a 20-year amortization and bears interest at 4.0%. The Real Estate Loan Agreement will increase the payments due on long-term debt by $0.04 million each year.

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(generally the vesting period of the equity grant). Total stock-based compensation expense for the three and six months ended December 31, 2020 and 2019 is as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2020	2019	2020	2019
Stock-based compensation expense included in:
Cost of revenues	$—	$1	$—	$3
Selling, general and administrative	140	120	302	222
Total	$140	$121	$302	$225

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share amounts):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2020	2019	2020	2019
Net income as reported	$1,228	$970	$935	$1,656

Weighted average common shares outstanding	16,497	16,225	16,444	16,185
Effect of dilutive stock options	432	78	431	51
Weighted average diluted common shares outstanding	16,929	16,303	16,875	16,236

Net income per common share
Basic and diluted	$0.07	$0.06	$0.06	$0.10
Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	—	616	25	645

NOTE 10 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2020 and 2019, respectively, stock options to purchase shares of the Company's common stock were exercised as follows (in thousands except per share amounts):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2020	2019	2020	2019

Options exercised	18,000	10,150	68,531	19,350
Proceeds	$86	$30	$311	$58
Average exercise price per share	$4.79	$2.96	$4.53	$3.00

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2020, there was $0.4 million of stock compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.15 years.

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31, 2020	June 30, 2020
Raw materials	$1,485	$1,402
Finished goods	4,838	5,300
Total inventory	6,323	6,702
Less: current portion	5,296	5,638
Inventory, net of current portion	$1,027	$1,064

The current portion of inventory includes amounts which the Company expects to sell in the next twelve month period based on historical sales.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words "may," "position," "plan," "potential," "continue," "anticipate," "believe," "expect," "estimate," "project" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the known and unknown risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein including the impact of the coronavirus COVID-19 (“COVID-19”) pandemic on our operations and financial results. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q or refer to our Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties. The Company does not intend to update these forward-looking statements.

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

Uncertainty Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the three and six months ended December 31, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
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
To address these opportunities, the Company has:
•Significantly increased its production and inventory of medical waste mailback and shipback solutions to ensure it remains well positioned to meet an expected increase in customer demand related to the 2020 season flu and the potential COVID-19 vaccine;
•Increased its medical waste processing capacity from 10 million to 27 million pounds per year through the addition of a larger autoclave at its Texas facility as well as an additional autoclave at its Pennsylvania facility;
•Secured a larger warehouse and distribution facility in Pennsylvania to store and distribute larger volumes of medical waste mailbacks; and
•Expanded its route-based truck fleet and drivers necessary to facilitate the potential increase in volumes from its expanded 32 state route-based footprint and related larger prospect opportunities.

The Company applied for and received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact our results of operations, cash flows and financial conditions. External effects from the COVID-19 pandemic began at the end of the third quarter of 2020 and were not material to the three and six months ended December 31, 2020 results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see Item 1A, Risk factors in the Company's annual report on form 10-K for the year ended June 30, 2020.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2020 and 2019. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2020	%	2019	%	2020	%	2019	%
Revenues	$17,011	100.0%	$14,565	100.0%	$30,162	100.0%	$28,164	100.0%
Cost of revenues	11,374	66.9%	9,693	66.5%	20,902	69.3%	18,808	66.8%
Gross profit	5,637	33.1%	4,872	33.5%	9,260	30.7%	9,356	33.2%
SG&A expense	3,756	22.1%	3,606	24.8%	7,544	25.0%	7,118	25.3%
Depreciation and amortization	205	1.2%	197	1.4%	409	1.4%	401	1.4%
Operating Income	1,676	9.9%	1,069	7.3%	1,307	4.3%	1,837	6.5%
Total other expense	(37)	(0.2)%	(22)	(0.2)%	(64)	(0.2)%	(36)	(0.1)%
Income before income taxes	1,639	9.6%	1,047	7.2%	1,243	4.1%	1,801	6.4%
Income tax expense	411	2.4%	77	0.5%	308	1.0%	145	0.5%
Net Income	$1,228	7.2%	$970	6.7%	$935	3.1%	$1,656	5.9%

THREE MONTHS ENDED DECEMBER 31, 2020 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2019

Total revenues for the three months ended December 31, 2020 of $17.0 million increased compared to the total revenues for the three months ended December 31, 2019 of $14.6 million. The increase in revenue is mainly due to increased billings in the Retail, Pharmaceutical Manufacturer and Long-Term Care markets. The net increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended December 31,
	2020	2019	Variance
BILLINGS BY MARKET:
Retail	$6,139	$4,218	$1,921
Professional	4,538	4,365	173
Home Health Care	2,832	2,606	226
Pharmaceutical Manufacturer	3,062	2,274	788
Long-Term Care	1,060	681	379
Government	497	489	8
Environmental	179	66	113
Other	159	231	(72)
Subtotal	18,466	14,930	3,536
GAAP Adjustment *	(1,455)	(365)	(1,090)
Revenue Reported	$17,011	$14,565	$2,446

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended December 31,
	2020	% Total	2019	% Total
BILLINGS BY SOLUTION:
Mailbacks	$11,907	64.4%	$8,929	59.9%
Route-based pickup services	3,491	18.9%	2,480	16.6%
Unused medications	1,713	9.3%	2,321	15.5%
Third party treatment services	179	1.0%	66	0.4%
Other (1)	1,176	6.4%	1,134	7.6%
Total billings	18,466	100.0%	14,930	100.0%
GAAP adjustment (2)	(1,455)		(365)
Revenue reported	$17,011		$14,565

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

The increase in billings was mainly attributable to increased billings in the the Retail ($1.9 million), Pharmaceutical Manufacturer ($0.8 million) and Long-Term Care ($0.4 million) markets. The increase in the Retail market billings is primarily due to increased flu shot related orders of $0.3 million and COVID-19 related orders of $2.2 million, partially offset by a decrease in unused medication billings of $0.6 million. The increase in Pharmaceutical Manufacturer market billings is due to the timing of inventory builds for patient support programs. The increase in Long-Term Care market billings was primarily related to an increased volume of COVID-19 related waste management and ancillary supplies. The Home Health Care market billings increased $0.2 million due to the timing of distributor orders. Professional market billings of $4.5 million in the second quarter of fiscal 2021 increased by $0.2 million compared to prior year. The Professional market, which is comprised of physicians, clinics, dentists, surgery centers, labs, veterinarians and other healthcare providers, has shown continued recovery compared to the March 2020, pre-pandemic time period, as most of the Company's customer locations have reopened. Billings for the inside and online sales channel increased 24% to $2.8 million in the second quarter of fiscal 2021 as compared to $2.3 million in the same prior year period primarily due to increases in route-based pickup services to the Long-Term Care and Professional markets.

Billing for Mailbacks increased 33% to $11.9 million as compared to $8.9 million in the prior year period and represented 64.4% of total billings. Billings for Route-Based Pickup Services increased 41% to $3.5 million as compared to $2.5 million in the prior year period and represented 18.9% of total billings. Billings for Unused Medications decreased 26% to $1.7 million and represented 9.3% of total billings.

Cost of revenues for the three months ended December 31, 2020 of $11.4 million was 66.9% of revenues. Cost of revenues for the three months ended December 31, 2019 of $9.7 million was 66.5% of revenues. The gross margin for the three months ended December 31, 2020 of 33.1% decreased compared to the gross margin for the three months ended December 31, 2019 of 33.5%. The gross margin for the three months ended December 31, 2020 reflects additional infrastructure and related costs necessary for expected increased volume related to COVID-19 and other business activity.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2020 and 2019 were $3.8 million and $3.6 million, respectively. The increase in SG&A expense, which is consistent with the Company's internal expectations, was due to continued investments in sales and marketing.

The Company reported operating income of $1.7 million for the three months ended December 31, 2020 as compared to operating income of $1.1 million in the prior year period. Operating income increased primarily due to higher revenues (discussed above).

The Company reported income before income taxes of $1.6 million for the three months ended December 31, 2020 as compared to income before income taxes of $1.0 million for the prior year period. Income before income taxes increased due to the increase in operating income (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2020 and 2019 was 25.1% and 7.4%, respectively.

The Company reported a net income of $1.2 million for the three months ended December 31, 2020 as compared to a net income of $1.0 million for the prior year period. Net income increased due to the increase in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.07 for the three months ended December 31, 2020 as compared to basic and diluted income per share of $0.06 for the prior year period. Basic and diluted income per share increased due to the increase in net income (discussed above).

SIX MONTHS ENDED DECEMBER 31, 2020 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2019

Total revenues for the six months ended December 31, 2020 of $30.2 million increased by $2.0 million, or 7.1%, over the total revenues for the six months ended December 31, 2019 of $28.2 million. The increase in revenue is mainly due to increased billings in the Retail, Long Term Care and Pharmaceutical Manufacturer markets partially offset by a decrease in the Home Health Care market. The net increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2020	2019	Variance
BILLINGS BY MARKET:
Retail	$9,786	$8,360	$1,426
Professional	8,671	8,500	171
Home Health Care	5,180	5,923	(743)
Pharmaceutical Manufacturer	4,241	3,211	1,030
Long-Term Care	2,369	1,305	1,064
Government	1,012	1,253	(241)
Environmental	314	85	229
Other	321	512	(191)
Subtotal	31,894	29,149	2,745
GAAP Adjustment *	(1,732)	(985)	(747)
Revenue Reported	$30,162	$28,164	$1,998

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

The components of billings by solution are as follows (in thousands):

	Six-Months Ended December 31,
	2020	% Total	2019	% Total
BILLINGS BY SOLUTION:
Mailbacks	$18,346	57.5%	$16,666	57.2%
Route-based pickup services	6,647	20.8%	5,137	17.6%
Unused medications	4,074	12.8%	4,704	16.1%
Third party treatment services	314	1.0%	85	0.3%
Other (1)	2,513	7.9%	2,557	8.8%
Total billings	31,894	100.0%	29,149	100.0%
GAAP adjustment (2)	(1,732)		(985)
Revenue reported	$30,162		$28,164

(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items.
(2)Represents the net impact of the revenue recognition adjustment required to arrive at reported GAAP revenue.  Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported.  GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with products returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period to related sales are recorded.  The difference between customer billings and GAAP revenue is reflected in the Company’s balance sheet as Contract Liability.

The increase in billings was mainly due to an increase in the Retail ($1.4 million), Long-Term Care ($1.1 million) and Pharmaceutical Manufacturer ($1.0 million) markets. The increase in Retail market billings was due primarily to an increase in billings for flu shot/COVID-19 related orders of $1.6 million, partially offset by a decrease in unused medication billings of $0.2 million. The increase in Long-Term Care market billings is due primarily to an increased volume of COVID-19 related waste management and ancillary supplies. The increase in Pharmaceutical Manufacturer market billings was due primarily to inventory builds for several current and new patient support programs. The decrease in Home Health Care billings was due primarily to a large stocking order of $0.9 million from a major healthcare distributor in the prior year. The increase in Professional market billings of $0.2 million reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. Billings for Mailbacks, which represented 57.5% of total billings, increased 10% to $18.3 million as compared to $16.7 million in the prior year period primarily related to the increase in billings related to flu shot/COVID-19 related business and Pharmaceutical Manufacturer patient support programs. Billings for Route-Based Pickup Services increased 29% to $6.6 million as compared to $5.1 million in the prior year period and represented 20.8% of total billings. Billings for Unused Medications decreased 13% to $4.1 million as compared to $4.7 million in the prior year period and represented 12.8% of total billings.

Cost of revenues for the six months ended December 31, 2020 of $20.9 million was 69.3% of revenues. Cost of revenues for the six months ended December 31, 2019 of $18.8 million was 66.8% of revenues. The gross margin for the six months ended December 31, 2020 of 30.7% decreased compared to the gross margin for the six months ended December 31, 2019 of 33.2%. The gross margin for the six months ended December 31, 2020 reflects additional infrastructure and related costs necessary for expected increased volume related to COVID-19 and other business activity.

Selling, general and administrative ("SG&A") expense for the six months ended December 31, 2020 and 2019 was $7.5 million and $7.1 million, respectively. The increase in SG&A expense, which is consistent wwith the Company's internal expectations, was due to continued investments in sales and marketing.

The Company reported operating income of $1.3 million for the six months ended December 31, 2020 compared to operating income of $1.8 million for the six months ended December 31, 2019. Operating income decreased primarily due to the lower gross margin and higher SG&A expense (discussed above).

The Company reported income before income taxes of $1.2 million for the six months ended December 31, 2020 versus income before income taxes of $1.8 million for the six months ended December 31, 2019. Income before income taxes decreased due to the decrease in operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2020 and 2019 was 24.8% and 8.1%, respectively.

The Company reported net income of $0.9 million for the six months ended December 31, 2020 compared to net income of $1.7 million for the six months ended December 31, 2019. Net income decreased due to the decrease in income before taxes (discussed above).

The Company reported basic and diluted income per share of $0.06 for the six months ended December 31, 2020 versus basic and diluted income per share of $0.10 for the six months ended December 31, 2019. Basic and diluted income per share decreased due to the decrease in net income (discussed above).

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
•Inventory levels as of December 31, 2020 were fairly consistent with levels at June 30, 2020 (decreased approximately 6%) but increased by $2.2 million or 52% over the levels at December 31, 2019. The Company is working to ensure it has adequate products and solutions to address the potential additional needs that could reasonably be expected to follow a pandemic of this magnitude. Whether it be supporting an expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the potential COVID-19 vaccine, or supporting the pick-up and processing of the significantly increased volumes of healthcare waste from the long-term care industry, we are well positioned to take advantage of these growth opportunities.
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

•In July 2015 and July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-two (32) state region of the South, Southeast, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 14,910 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•The Company’s financial position with a cash balance of $7.2 million (used for working capital needs), debt of $5.8 million and additional availability under the Credit and Loan Agreements as of December 31, 2020 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $1.8 million to $7.2 million at December 31, 2020 from $5.4 million at June 30, 2020 due to the following:

Cash Flows from Operating Activities - Cash flow from operating activities was positively impacted by income and an increase in working capital.

Cash Flows from Investing Activities - Cash flow from investing activities is for normal permitting and capital expenditures for plant and equipment additions of $2.0 million, including approximately $0.8 million for expenditures at the Company's treatment facility in Carthage, Texas and $0.5 million for expenditures for Nesquehoning, Pennsylvania.

Cash Flows from Financing Activities - Cash flow from financing activities provided an increase in cash from proceeds from long-term debt of $1.0 million and proceeds from the exercise of stock options of $0.3 million partially offset by the repayment of debt of $0.3 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the six months ended December 31, 2020 and the year ended June 30, 2020.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (“Credit Agreement”). The amended Credit Agreement, which expires on December 28, 2023, provides for a $14.0 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8.0 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2020 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility. No amounts were outstanding under the working capital portion of the credit facility at December 31, 2020.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.77% on December 31, 2020. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%. At December 31, 2020, $1.0 million and $2.0 million were outstanding related to the equipment and real estate portions, respectively, of the Loan Agreement.

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

The Company has availability under the Credit Agreement of approximately $13.9 million ($5.9 million for the working capital and $8.0 million for acquisitions) as of December 31, 2020 with the option to extend the availability up to $17.9 million (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance). The Company also has $0.1 million in letters of credit outstanding as of December 31, 2020.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit and Loan Agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of December 31, 2020.

On January 22, 2021, certain wholly owned subsidiaries of the Company entered into a real estate term loan agreement (the "Real Estate Loan Agreement") with its existing commercial bank. The Real Estate Loan Agreement provides for a five-year, $0.9 million facility, the proceeds of which have been utilized to purchase the property in Pennsylvania which had previously been leased by the Company for its operations. The Real Estate Loan Agreement matures five years from January 22, 2021 with monthly payments based on a 20-year amortization and bears interest at 4.0%. The Real Estate Loan Agreement will increase the payments due on long-term debt by $0.04 million each year.

The Company utilizes performance bonds to support operations based on certain state requirements. At December 31, 2020, the Company had performance bonds outstanding covering financial assurance up to $1.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” ("Disclosure Controls") as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2020 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2020.

Changes in Internal Control

During the three months ended December 31, 2020, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control system over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2020 for the Company’s risk factors. During the period ended December 31, 2020, there have been no changes to the Company's risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: February 3, 2021	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 3, 2021	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)