Form 10-Q
period 2021-03-31
SHARPS COMPLIANCE CORP
filed 2021-05-05
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

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

As of May 3, 2021, there were 16,890,526 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	March 31,	June 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$11,216	$5,416
Accounts receivable, net	23,415	11,789
Inventory	4,378	5,638
Contract asset	37	156
Prepaid and other current assets	446	1,287
TOTAL CURRENT ASSETS	39,492	24,286
PROPERTY, PLANT AND EQUIPMENT, net	10,952	8,740
OPERATING LEASE RIGHT OF USE ASSET	8,407	8,747
FINANCING LEASE RIGHT OF USE ASSET, net	647	387
INVENTORY, net of current portion	988	1,064
OTHER ASSETS	110	154
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,390	2,771
DEFERRED TAX ASSET	—	1,252
TOTAL ASSETS	$69,721	$54,136
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,550	$3,291
Accrued liabilities	3,044	2,768
Operating lease liability	2,398	2,192
Financing lease liability	115	65
Current maturities of long-term debt	2,836	1,658
Contract liability	6,877	3,262
TOTAL CURRENT LIABILITIES	18,820	13,236
CONTRACT LIABILITY, net of current portion	1,692	705
OPERATING LEASE LIABILITY, net of current portion	6,150	6,671
FINANCING LEASE LIABILITY, net of current portion	537	337
OTHER LIABILITIES	54	104
DEFERRED TAX LIABILITY	32	—
LONG-TERM DEBT, net of current portion	3,616	3,505
TOTAL LIABILITIES	30,901	24,558
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 16,882,033 and 16,667,572 shares issued, respectively and 16,586,418 and 16,371,957 shares outstanding, respectively	171	168
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	31,657	30,203
Retained earnings	8,546	761
TOTAL STOCKHOLDERS' EQUITY	38,820	29,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,721	$54,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2021	2020
REVENUES	$27,528	$10,414
Cost of revenues	14,129	8,191
GROSS PROFIT	13,399	2,223
Selling, general and administrative	4,181	3,600
Depreciation and amortization	216	201
OPERATING INCOME (LOSS)	9,002	(1,578)
OTHER INCOME (EXPENSE)
Interest income	—	4
Interest expense	(55)	(36)
Income associated with derivative instrument	26	—
TOTAL OTHER EXPENSE	(29)	(32)
INCOME (LOSS) BEFORE INCOME TAXES	8,973	(1,610)
INCOME TAX EXPENSE (BENEFIT)
Current	1,083	(176)
Deferred	1,040	122
TOTAL INCOME TAX EXPENSE (BENEFIT)	2,123	(54)
NET INCOME (LOSS)	$6,850	$(1,556)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.41	$(0.10)
Diluted	$0.40	$(0.10)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	16,556	16,264
Diluted	17,187	16,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Nine-Months Ended March 31,
	2021	2020

REVENUES	$57,690	$38,578
Cost of revenues	35,031	26,999
GROSS PROFIT	22,659	11,579
Selling, general and administrative	11,725	10,718
Depreciation and amortization	625	602
OPERATING INCOME	10,309	259
OTHER INCOME (EXPENSE)
Interest income	—	13
Interest expense	(134)	(81)
Income associated with derivative instrument	41	—
TOTAL OTHER EXPENSE	(93)	(68)
INCOME BEFORE INCOME TAXES	10,216	191
INCOME TAX EXPENSE (BENEFIT)
Current	1,147	(120)
Deferred	1,284	211
TOTAL INCOME TAX EXPENSE	2,431	91
NET INCOME	$7,785	$100
NET INCOME PER COMMON SHARE
Basic	$0.47	$0.01
Diluted	$0.46	$0.01
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,481	16,211
Diluted	16,978	16,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	16,799,702	$170	(295,615)	$(1,554)	$30,814	$1,696	$31,126
Exercise of stock options	72,750	1	—	—	313	—	314
Stock-based compensation	—	—	—	—	530	—	530
Issuance of restricted stock	9,581	—	—	—	—	—	—
Net income	—	—	—	—	—	6,850	6,850
Balances, March 31, 2021	16,882,033	$171	(295,615)	$(1,554)	$31,657	$8,546	$38,820

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2019	16,524,478	$166	(295,615)	$(1,554)	$29,302	$151	$28,065
Exercise of stock options	114,844	1	—	—	517	—	518
Stock-based compensation	—	—	—	—	147	—	147
Net loss	—	—	—	—	—	(1,556)	(1,556)
Balances, March 31, 2020	16,639,322	$167	(295,615)	$(1,554)	$29,966	$(1,405)	$27,174

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
Exercise of stock options	141,281	2	—	—	623	—	625
Stock-based compensation	—	—	—	—	832	—	832
Issuance of restricted stock	73,180	1	—	—	(1)	—	—
Net income	—	—	—	—	—	7,785	7,785
Balances, March 31, 2021	16,882,033	$171	(295,615)	$(1,554)	$31,657	$8,546	$38,820

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2019	16,433,128	$165	(295,615)	$(1,554)	$29,020	$(1,505)	$26,126
Exercise of stock options	134,194	1	—	—	575	—	576
Stock-based compensation	—	—	—	—	372	—	372
Issuance of restricted stock	72,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	100	100
Balances, March 31, 2020	16,639,322	$167	(295,615)	$(1,554)	$29,966	$(1,405)	$27,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,785	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,445	1,191
Bad debt expense	141	91
Inventory write-off	76	13
Loss on disposal of property, plant and equipment	1	6
Stock-based compensation expense	832	372
Income on derivative instrument	(41)	—
Deferred tax expense	1,284	211
Changes in operating assets and liabilities:
Accounts receivable	(11,767)	(367)
Inventory	1,260	(1,034)
Prepaid and other assets	885	(700)
Accounts payable and accrued liabilities	846	692
Contract asset and contract liability	4,721	947
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,468	1,522
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,566)	(2,500)
Proceeds from sale of property, plant and equipment	—	3
Additions to intangible assets	(79)	(121)
NET CASH USED IN INVESTING ACTIVITIES	(2,645)	(2,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	625	576
Proceeds from long-term debt	961	1,343
Repayments of long-term debt	(545)	(387)
Payments on financing lease liabilities	(64)	—
Payments of debt issuance costs	—	(50)
NET CASH PROVIDED BY FINANCING ACTIVITIES	977	1,482
NET INCREASE IN CASH	5,800	386
CASH, beginning of period	5,416	4,512
CASH, end of period	$11,216	$4,898
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$(210)	$90
Interest paid on long-term debt	$120	$32
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$(295)	$46
Purchase of previously leased property, plant and equipment financed with note payable	$873	$—

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

Business: Sharps is a full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System, TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit Recovery System. The Company also offers its route-based pick-up services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2021, the results of its operations for the three and nine months ended March 31, 2021 and 2020, cash flows for the nine months ended March 31, 2021 and 2020, and stockholders’ equity for the three and nine months ended March 31, 2021 and 2020. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. Certain amounts on the balance sheet as of June 30, 2020 have been reclassified to conform to current presentation.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Three-Months Ended March 31,
	2021	% Total	2020	% Total
REVENUES BY SOLUTION:
Mailbacks	$20,893	75.9%	$4,702	45.1%
Route-based pickup services	3,597	13.1%	2,625	25.2%
Unused medications	2,078	7.5%	2,111	20.3%
Third party treatment services	76	0.3%	38	0.4%
Other (1)	884	3.2%	938	9.0%
Total revenues	$27,528	100.0%	$10,414	100.0%

	Nine-Months Ended March 31,
	2021	% Total	2020	% Total
REVENUES BY SOLUTION:
Mailbacks	$37,507	64.9%	$20,383	52.8%
Route-based pickup services	10,244	17.8%	7,762	20.1%
Unused medications	6,152	10.7%	6,815	17.7%
Third party treatment services	390	0.7%	123	0.3%
Other (1)	3,397	5.9%	3,495	9.1%
Total revenues	$57,690	100.0%	$38,578	100.0%

(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

Vendor Managed Inventory ("VMI") - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three and nine months ended March 31, 2021, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $0.3 million and $3.8 million, respectively. During the three and nine months ended March 31, 2020, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $0.5 million and $2.9 million, respectively. As of March 31, 2021 and June 30, 2020, $3.9 million and $2.8 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The contract asset is related to VMI service agreements within the maibacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. The amount recognized during the three and nine months ended March 31, 2021 and 2020 related to contract liabilities recorded as of June 30, 2020 and 2019 were $0.3 million and $2.4 million, respectively.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. The Company has historically recorded a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. However, during the year ended June 30, 2020, the Company released the full amount of the valuation

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
allowance against its deferred tax assets on the basis of the Company's reassessment of the recoverability of its deferred tax assets. During the nine months ended March 31, 2021, the Company's net operating losses were completely utilized.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no material impact on the Company's consolidated financial statements and related disclosures from the modification of its arrangements as of March 31, 2021. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three and nine months ended March 31, 2021 was 23.7% and 23.8%, respectively and for the three and nine months ended March 31, 2020 was 3.4% and 47.6%, respectively. During the three and nine months ended March 31, 2021, the effective tax rate is based on the statutory federal tax rate of 21%, now that the valuation has been removed since June 30, 2020, as well as an approximated 5% state income tax rate net of the federal benefit. During the three and nine months ended March 31, 2020, the effective tax rate represented the deferred tax expense related to the effects of indefinite lived intangible assets, such as goodwill, which could not be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as the effects of the state income tax expense for the period.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – LEASES

The Company has operating leases for real estate, field equipment, office equipment and vehicles and financing leases for vehicles. Operating leases are included in Operating Lease Right of Use ("ROU") Asset and Operating Lease Liability on our Condensed Consolidated Balance Sheets. Financing leases are included in Financing Lease ROU Asset and Financing Lease Liability on the Condensed Consolidated Balance Sheets.

During the three and nine months ended March 31, 2021 and 2020, lease cost amounts, which reflect the fixed rent expense associated with operating and financing leases, are as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2021	2020	2021	2020
Lease cost (1) - fixed rent expense:
Operating lease cost included in:
Cost of revenues	$613	$457	$1,805	$1,342
Selling, general and administrative	107	123	333	305
Finance lease cost included in:
Cost of revenues (amortization expense)	19	3	54	9
Interest expense	4	—	12	1
Total	$743	$583	$2,204	$1,657

(1) Short-term lease cost and variable lease cost were not significant during the period.

During the nine months ended March 31, 2021 and 2020, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Nine-Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$2,080	$1,647
Non-cash changes to the ROU Asset and Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$2,382	$5,436
Additions to ROU asset obtained from operating lease liabilities upon adoption of new guidance	$—	$4,591
Additions to ROU asset obtained from new financing lease liabilities	$314	$138

As of March 31, 2021, the weighted average remaining lease term for all operating leases is 3.97 years. The weighted average discount rate associated with operating leases as of March 31, 2021 is 4.1%.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future payments due under operating leases as of March 31, 2021 is as follows (in thousands):

Future payments due in the twelve months ended March 31,
2022	$2,696
2023	2,138
2024	1,951
2025	1,686
2026	778
Thereafter	—
Total undiscounted lease payments	9,249
Less effects of discounting	(701)
Lease liability recognized	$8,548

On January 22, 2021, the Company exercised its option to purchase real estate in Pennsylvania that it had previously leased. As a result, the Operating Lease ROU Asset and Operating Lease Liability decreased by $0.9 million, the Company's future payments due under operating leases decreased by $1.2 million; Property, Plant and Equipment increased by $0.9 million and Notes Payable increased by $0.9 million.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (“Credit Agreement”). The amended Credit Agreement, which expires on December 28, 2023, provides for a $14.0 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8.0 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2021 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.74% on March 31, 2021. The Company has entered into a forward rate lock which fixed the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 20, 2020, the Company received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable providing that the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The Company has applied for forgiveness of the PPP Loan via its existing commercial bank under the guidelines provided by the Small Business Administration ("SBA") and the Department of Treasury. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due while the application for forgiveness is under review. If the application for forgiveness is denied, equal monthly payments of principal and interest will be made through the maturity date of April 2022. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.

At March 31, 2021 and June 30, 2020, long-term debt consisted of the following (in thousands):

	March 31, 2021	June 30, 2020
Acquisition loan, monthly payments of $43; maturing March 2022	$560	$948
Equipment loan, monthly payments of $17; maturing August 2024, net of debt issuance costs of $44	879	929
Real estate loans, monthly payments of $9; maturing August 2024 and January 2026	2,830	1,103
Paycheck Protection Program loan	2,183	2,183
Total long-term debt	6,452	5,163
Less: current portion	2,836	1,658
Long-term debt, net of current portion	$3,616	$3,505

The Company has availability under the Credit Agreement of $13.9 million ($5.9 million for the working capital and $8.0 million for acquisitions) as of March 31, 2021 with the option to extend the availability up to $17.9 million. The Company has $0.1 million in letters of credit outstanding as of March 31, 2021.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of March 31, 2021.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments due on long-term debt subsequent to March 31, 2021 are as follows (in thousands):

Twelve Months Ending March 31,
2022	$2,836
2023	527
2024	316
2025	316
2026 and thereafter	2,501
$6,496

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Total stock-based compensation expense for the three and nine months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2021	2020	2021	2020
Stock-based compensation expense included in:
Cost of revenues	$—	$1	$—	$4
Selling, general and administrative	530	146	832	368
Total	$530	$147	$832	$372

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share amounts):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2021	2020	2021	2020
Net income (loss) as reported	$6,850	$(1,556)	$7,785	$100

Weighted average common shares outstanding	16,556	16,264	16,481	16,211
Effect of dilutive stock options	631	—	497	101
Weighted average diluted common shares outstanding	17,187	16,264	16,978	16,312

Net income (loss) per common share
Basic	$0.41	$(0.10)	$0.47	$0.01
Diluted	$0.40	$(0.10)	$0.46	$0.01
Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	—	131	—	296

NOTE 10 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2021 and 2020, respectively, stock options to purchase shares of the Company's common stock were exercised as follows:

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2021	2020	2021	2020

Options exercised	72,750	114,844	141,281	134,194
Proceeds (in thousands)	$314	$518	$625	$576
Average exercise price per share	$4.32	$4.51	$4.42	$4.29

As of March 31, 2021, there was $0.3 million of stock compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 1.93 years.

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2021	June 30, 2020
Raw materials	$1,821	$1,402
Finished goods	3,545	5,300
Total inventory	5,366	6,702
Less: current portion	4,378	5,638
Inventory, net of current portion	$988	$1,064

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

Over the past few years, the Company has made a series of investments to build a robust direct service, route-based, pickup offering for medical, pharmaceutical and hazardous waste. We have built an infrastructure capable of covering more than 80% of the U.S. population with permitted trucks, transfer stations and treatment facilities. We continue to add routes and the infrastructure required for operational efficiency to reach more customers and prospects directly. Our route-based services, matched with comprehensive mailback solutions, offer us a key differentiator in the market and the ability to capitalize on larger or regional contracts within the healthcare market. With the growth in infrastructure to support the route-based service, we have strategically added new distribution for faster and more cost-effective delivery of products to customers.

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

Uncertainty Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the three and nine months ended March 31, 2021 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
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
The Company is continuing to focus on expanding its infrastructure, programs which began in calendar 2019, to support what it anticipated would be a strong 2020 flu and immunization season as well as medical waste disposal related to the COVID-19 vaccine which became available for administration in the U.S at the end of calendar year 2020. Additionally, the Company saw some increased medical waste volumes related to COVID-19 such as the long-term care market where PPE in many facilities is being disposed of as medical waste and not as trash which has been the historical practice. Finally, the Company’s route-based footprint now extends to 37 states, or 80% of the population, significantly increasing the pipeline of larger small and medium quantity generator sales opportunities.
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
•Secured a larger warehouse and distribution facility in Pennsylvania to store and distribute larger volumes of medical waste mailbacks; and
•Expanded its route-based truck fleet and drivers necessary to facilitate the potential increase in volumes from its expanded 37 state route-based footprint and related larger prospect opportunities.

These efforts have contributed to the Company's success in meeting customer needs throughout the pandemic, particularly as the rollout of COVID-19 vaccines has created increased demand for the Company's services.
The Company applied for and received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP was established as part of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners; however, any material effect on these parties could adversely impact our results of operations, cash flows and financial conditions. External effects from the COVID-19 pandemic began at the end of the third quarter of 2020 and did not have a material adverse impact on the three and nine months ended March 31, 2021 results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see Item 1A, Risk factors in the Company's annual report on form 10-K for the year ended June 30, 2020.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2021 and 2020. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2021	%	2020	%	2021	%	2020	%
Revenues	$27,528	100.0%	$10,414	100.0%	$57,690	100.0%	$38,578	100.0%
Cost of revenues	14,129	51.3%	8,191	78.7%	35,031	60.7%	26,999	70.0%
Gross profit	13,399	48.7%	2,223	21.3%	22,659	39.3%	11,579	30.0%
SG&A expense	4,181	15.2%	3,600	34.6%	11,725	20.3%	10,718	27.8%
Depreciation and amortization	216	0.8%	201	1.9%	625	1.1%	602	1.6%
Operating Income (Loss)	9,002	32.7%	(1,578)	(15.2)%	10,309	17.9%	259	0.7%
Total other expense	(29)	(0.1)%	(32)	(0.3)%	(93)	(0.2)%	(68)	(0.2)%
Income (loss) before income taxes	8,973	32.6%	(1,610)	(15.5)%	10,216	17.7%	191	0.5%
Income tax expense (benefit)	2,123	7.7%	(54)	(0.5)%	2,431	4.2%	91	0.2%
Net Income (Loss)	$6,850	24.9%	$(1,556)	(14.9)%	$7,785	13.5%	$100	0.3%

THREE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Total revenues for the three months ended March 31, 2021 of $27.5 million increased compared to the total revenues for the three months ended March 31, 2020 of $10.4 million. The increase in revenue is mainly due to increased billings in the Retail, Professional and Home Health Care markets. The net increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended March 31,
	2021	2020	Variance
BILLINGS BY MARKET:
Retail	$21,714	$2,314	$19,400
Professional	4,606	3,885	721
Home Health Care	2,299	1,663	636
Pharmaceutical Manufacturer	567	857	(290)
Long-Term Care	973	758	215
Government	642	571	71
Environmental	76	38	38
Other	131	240	(109)
Subtotal	31,008	10,326	20,682
GAAP Adjustment *	(3,480)	88	(3,568)
Revenue Reported	$27,528	$10,414	$17,114

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended March 31,
	2021	% Total	2020	% Total
BILLINGS BY SOLUTION:
Mailbacks	$24,373	78.5%	$4,614	44.7%
Route-based pickup services	3,597	11.6%	2,625	25.4%
Unused medications	2,078	6.7%	2,111	20.4%
Third party treatment services	76	0.2%	38	0.4%
Other (1)	884	3.0%	938	9.1%
Total billings	31,008	100.0%	10,326	100.0%
GAAP adjustment (2)	(3,480)		88
Revenue reported	$27,528		$10,414

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

The increase in billings was mainly attributable to increased billings in the the Retail ($19.4 million), Professional ($0.7 million), Home Health Care ($0.6 million) and Long-Term Care markets ($0.2 million) partially offset by decreased billings in the Pharmaceutical Manufacturer ($0.3 million) market . The increase in the Retail market billings is primarily due to increased immunization related orders of $19.5 million. The increase in the Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sectors. This market, which is comprised of physicians, clinics, dentists, surgery centers, labs, veterinarians and other healthcare providers, has shown continued recovery compared to the March 2020 pre-pandemic time period as new customer locations have been added. Home Health Care market billings increased 38% to $2.3 million in the third quarter of fiscal 2021 compared to $1.7 million in the third quarter of fiscal 2020 related primarily to the timing of distributor orders. Long-Term Care market billings increased 28% to $1.0 million in the third quarter of fiscal 2021 compared to $0.8 million in the prior year period, related to an increased volume of COVID-19 related waste management as well as new customers. Pharmaceutical Manufacturer market billings decreased due to the timing of inventory builds for patient support programs.

Billings for Mailbacks increased 428% to $24.4 million as compared to $4.6 million in the prior year period and represented 78.5% of total billings. Billings for Route-Based Pickup Services increased 37% to $3.6 million as compared to $2.6 million in the prior year period and represented 11.6% of total billings.

Cost of revenues for the three months ended March 31, 2021 of $14.1 million was 51.3% of revenues. Cost of revenues for the three months ended March 31, 2020 of $8.2 million was 78.7% of revenues. The gross margin for the three months ended March 31, 2021 of 48.7% increased compared to the gross margin for the three months ended March 31, 2020 of 21.3%. Gross margins were positively impacted by operating leverage associated with higher revenue.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2021 and 2020 were $4.2 million and $3.6 million, respectively. The increase in SG&A expense was due to a $0.4 million increase in management incentive compensation, including both stock and cash, a $0.1 million increase in board compensation and continued investments in sales and marketing.

The Company reported operating income and income before income taxes of $9.0 million for the three months ended March 31, 2021 as compared to operating loss and loss before income taxes of $1.6 million in the prior year period. Operating income and income before income taxes increased primarily due to higher revenues and gross margin.

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 23.7% and 3.4%, respectively. During the three months ended March 31, 2021, the effective tax rate is based on the statutory federal tax rate of 21%, now that the valuation has been removed since June 30, 2020, as well as an approximated 5% state income tax rate net of the federal benefit. During the three months ended March 31, 2020, the effective tax rate represented the deferred tax expense related to the effects of indefinite lived intangible assets, such as goodwill, which could not be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as the effects of the state income tax expense for the period.

The Company reported net income of $6.9 million for the three months ended March 31, 2021 as compared to a net loss of $1.6 million for the prior year period. Net income increased due to the increase in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.41 and $0.40, respectively for the three months ended March 31, 2021 as compared to basic and diluted loss per share of $0.10 for the prior year period. Basic and diluted income per share increased due to the increase in net income (discussed above).

NINE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2020

Total revenues for the nine months ended March 31, 2021 of $57.7 million increased by $19.1 million, or 49.5%, over the total revenues for the nine months ended March 31, 2020 of $38.6 million. The increase in revenue is mainly due to increased billings in the Retail, Long-Term Care, Professional and Pharmaceutical Manufacturer markets. The increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. The components of billings by market are as follows (in thousands):

	Nine-Months Ended March 31,
	(Unaudited)
	2021	2020	Variance
BILLINGS BY MARKET:
Retail	$31,500	$10,674	$20,826
Professional	13,277	12,385	892
Home Health Care	7,479	7,586	(107)
Pharmaceutical Manufacturer	4,808	4,068	740
Long-Term Care	3,342	2,063	1,279
Government	1,654	1,824	(170)
Environmental	390	123	267
Other	452	752	(300)
Subtotal	62,902	39,475	23,427
GAAP Adjustment *	(5,212)	(897)	(4,315)
Revenue Reported	$57,690	$38,578	$19,112

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

The components of billings by solution are as follows (in thousands):

	Nine-Months Ended March 31,
	2021	% Total	2020	% Total
BILLINGS BY SOLUTION:
Mailbacks	$42,719	67.9%	$21,280	53.8%
Route-based pickup services	10,244	16.3%	7,762	19.7%
Unused medications	6,152	9.8%	6,815	17.3%
Third party treatment services	390	0.6%	123	0.3%
Other (1)	3,397	5.4%	3,495	8.9%
Total billings	62,902	100.0%	39,475	100.0%
GAAP adjustment (2)	(5,212)		(897)
Revenue reported	$57,690		$38,578

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

The increase in billings was mainly due to an increase in the Retail ($20.8 million), Long-Term Care ($1.3 million), Professional ($0.9 million) and Pharmaceutical Manufacturer ($0.7 million) markets. Retail market billings increased 195% to $31.5 million as compared to $10.7 million in the first nine months of fiscal 2020, due primarily to an increase in billings for immunization related orders of $21.1 million, partially offset by a decrease in unused medications billings in the retail market of $0.2 million. Long-Term Care market billings increased 62% to $3.3 million as compared to $2.1 million in the prior year period related primarily to an increased volume of COVID-19 related waste management and ancillary supplies. Professional market billings increased 7% to $13.3 million in the first nine months of fiscal 2021 compared to $12.4 million in the same prior year period. During the first nine months of fiscal 2021, Pharmaceutical Manufacturer market billings increased 18% to $4.8 million as compared to $4.1 million in the first nine months of fiscal 2020. Billings for Mailbacks, which represented 67.9% of total billings, increased 100.7% to $42.7 million as compared to $21.3 million in the prior year period primarily related to the increase in billings related to immunization related orders and Pharmaceutical Manufacturer patient support programs. Billings for Route-Based Pickup Services increased 32% to $10.2 million as compared to $7.8 million in the prior year period and represented 16.3% of total billings.

Cost of revenues for the nine months ended March 31, 2021 of $35.0 million was 60.7% of revenues. Cost of revenues for the nine months ended March 31, 2020 of $27.0 million was 70.0% of revenues. The gross margin for the nine months ended March 31, 2021 of 39.3% increased compared to the gross margin for the nine months ended March 31, 2020 of 30.0% due to leverage from increased revenue.

Selling, general and administrative ("SG&A") expense for the nine months ended March 31, 2021 and 2020 was $11.7 million and $10.7 million, respectively, but decreased as a percentage of revenue to 20%, compared to 28% in the first nine months of fiscal 2020, related to a $0.4 million increase in management incentive compensation, inlcuding both stock and cash, a $0.3 million increase in board member compensation and $0.4 million due to continued investments in sales and marketing.

The Company reported operating income of $10.3 million for the nine months ended March 31, 2021 compared to operating income of $0.3 million for the nine months ended March 31, 2020. Operating income increased due to higher gross margin partially offset by higher SG&A expense (discussed above).

The Company reported income before income taxes of $10.2 million for the nine months ended March 31, 2021 versus income before income taxes of $0.2 million for the nine months ended March 31, 2020. Income before income taxes increased due to the increase in operating income (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2021 and 2020 was 23.8% and 47.6%, respectively. During the nine months ended March 31, 2021, the effective tax rate is based on the statutory federal tax rate of 21%, now that the valuation has been removed since June 30, 2020, as well as an approximated 5% state income tax rate net of the federal benefit. During the nine months ended March 31, 2020, the effective tax rate represented the deferred tax expense related to the effects of indefinite lived intangible assets, such as goodwill, which could not be used as a source of future taxable income in evaluating the need for a valuation allowance against deferred tax assets as well as the effects of the state income tax expense for the period.

The Company reported net income of $7.8 million for the nine months ended March 31, 2021 compared to net income of $0.1 million for the nine months ended March 31, 2020. Net income increased due to the increase in income before taxes (discussed above).

The Company reported basic and diluted income per share of $0.47 and $0.46, respectively, for the nine months ended March 31, 2021 versus basic and diluted income per share of $0.01 for the nine months ended March 31, 2020. Basic and diluted income per share increased due to the increase in net income (discussed above).

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
•Inventory levels as of March 31, 2021 were lower than levels at June 30, 2020 (decreased approximately 20%) due to heavy immunization related orders. The Company is working to ensure it has adequate products and solutions to address the potential additional needs that could reasonably be expected to follow a pandemic of this magnitude. Whether it be supporting an expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the potential COVID-19 vaccine, or supporting the pick-up and processing of the significantly increased volumes of healthcare waste from the long-term care industry, we are well positioned to take advantage of these growth opportunities.
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

The Company believes its growth opportunities are supported by the following:

•A large professional market that consists of dentists, veterinarians, clinics, private practice physicians, urgent care facilities, ambulatory surgical centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company addresses this market from two directions: (i) field sales which focus on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering and (ii) inside and online sales which focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 80% of the U.S. population.

•In July 2015 and July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 15,400 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•The Company’s financial position with a cash balance of $11.2 million (used for working capital needs), debt of $6.5 million and additional availability under the Credit and Loan Agreements as of March 31, 2021 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $5.8 million to $11.2 million at March 31, 2021 from $5.4 million at June 30, 2020 due to the following:

Cash Flows from Operating Activities - Cash flow from operating activities was positively impacted by income and an increase in working capital.

Cash Flows from Investing Activities - Cash flow from investing activities is for normal permitting and capital expenditures for plant and equipment additions of $2.6 million, including approximately $0.9 million for expenditures at the Company's treatment facility in Carthage, Texas, $0.5 million for expenditures for Nesquehoning, Pennsylvania and $0.2 million for molds and other equipment utilized in our production process.

Cash Flows from Financing Activities - Cash flow from financing activities provided an increase in cash from proceeds from long-term debt of $1.0 million and proceeds from the exercise of stock options of $0.6 million partially offset by the repayment of debt of $0.5 million.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet transactions as defined in Item 303 of Regulation S-K for the nine months ended March 31, 2021 and the year ended June 30, 2020.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (“Credit Agreement”). The amended Credit Agreement, which expires on December 28, 2023, provides for a $14.0 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8.0 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of March 31, 2021 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility. No amounts were outstanding under the working capital portion of the credit facility at March 31, 2021.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends based on a 20-year amortization for the real estate portion and on a 6-year amortization for the equipment portion of the Loan Agreement. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.74% on March 31, 2021. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

On April 20, 2020, the Company received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

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

The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria. The term of the Company’s PPP Loan is two years. The Company has applied for forgiveness of the PPP Loan via its existing commercial bank under the guidelines provided by the Small Business Administration ("SBA") and the Department of Treasury. The annual interest rate on the PPP Loan is 1% and no payments of principal or interest are due while the application for forgiveness is under review. If the application for forgiveness is denied, equal monthly payments of principal and interest will be made through the maturity date of April 2022. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury who has recently indicated that all companies that have received funds in excess of $2.0 million will be subject to a government (SBA) audit to further ensure PPP loans are limited to eligible borrowers in need.

The Company has availability under the Credit Agreement of approximately $13.9 million ($5.9 million for the working capital and $8.0 million for acquisitions) as of March 31, 2021 with the option to extend the availability up to $17.9 million (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance). The Company also has $0.1 million in letters of credit outstanding as of March 31, 2021.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit and Loan Agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of March 31, 2021.

The Company utilizes performance bonds to support operations based on certain state requirements. At March 31, 2021, the Company had performance bonds outstanding covering financial assurance up to $1.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” ("Disclosure Controls") as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2021 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of March 31, 2021.

Changes in Internal Control

During the three months ended March 31, 2021, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control system over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2020 for the Company’s risk factors. During the period ended March 31, 2021, there have been no changes to the Company's risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 5, 2021	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 5, 2021	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)