Form 10-K
period 2021-06-30
SHARPS COMPLIANCE CORP
filed 2021-08-25
CIK 898770

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2020, the aggregate market value of the registrant’s Common Stock held by non-affiliates was approximately $145 million (based on the closing price of $9.45 on December 31, 2020 as reported by The NASDAQ Capital Market). For purposes of this computation only, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive offices, directors or 10% beneficial owners are affiliates.
The number of common shares outstanding of the Registrant was 17,243,388 as of August 23, 2021.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements and information relating to the Company (as defined below) and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “may,”, "could", “position,” “plan,” “potential,” “continue,” “anticipate,” “believe,” “expect,” “estimate,” “project” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect known and unknown risks, uncertainties and assumptions related to certain factors, including without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein including the impact of the coronavirus COVID-19 (“COVID-19”) pandemic on our operations and financial results. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties. The Company does not intend to update these forward-looking statements.
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
The Company provides access to all of its filings with the Securities and Exchange Commission (“SEC”) through its website www.sharpsinc.com, as soon as reasonably practicable after the reports are filed with the SEC. The filings are also available via the SEC’s website at www.sec.gov. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

COMPANY OVERVIEW
Sharps Compliance Corp. is a leading national healthcare waste management provider specializing in regulated waste streams including medical, pharmaceutical and hazardous. Our services facilitate the safe and proper collection, transportation and environmentally-responsible treatment of regulated waste from customers in multiple healthcare-related markets. The markets we manage are small to medium-size healthcare waste generators including professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), long-term care facilities, government agencies, home health care, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal. Lastly, we maintain a strong distribution network for the sale of our solutions within the aforementioned markets.
We assist our customers in determining solutions that best fit their needs for the collection, transportation and treatment of regulated medical, pharmaceutical and hazardous waste. Our differentiated approach provides our customers the flexibility to transport waste via direct route-based services, the United States Postal Service (“USPS”) or common carrier depending upon quantity of waste generated, cost savings and facility needs. Our comprehensive services approach includes a single point of contact, consolidated billing, integrated manifest and proof of destruction repository. Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical, pharmaceutical and hazardous waste disposal and compliance requirements. We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth.

Our flagship products are the Sharps Recovery System™ and MedSafe® Medication Disposal System. These two product offerings account for over 50% of company revenues. The Sharps Recovery System is a comprehensive medical waste management mailback solution used in all markets due to its cost-effective nature and nationwide availability. The MedSafe solution meets the immediate needs of an increasing community risk associated with unused, ultimate-user, medications. Developed in accordance with the Drug Enforcement Administration (“DEA”) implementation of the Secure and Responsible Drug Disposal Act of 2010 (the “Act”), MedSafe is a superior solution used in both private and public sectors to properly remove medications from communities and aid in the prevention of drug misuse.
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
As hospitals and surgery centers increase their sustainability efforts, they are looking for ways to recycle more materials, such as SUDs. SUDs are constructed of materials capable of being recycled, primarily plastics and metals. With a greater emphasis on more sustainable solutions, the TakeAway Recycle System is a much-needed complement to the single-use device market.
Our dually permitted trucks allow our hazardous waste direct pickup service to align with our medical waste so that we can fully service all our customers. Most healthcare professionals have hazardous waste in addition to medical waste. By also transporting hazardous waste, we have a competitive advantage over local haulers while still offering cost-effective pricing.
Our principal executive offices are located at 9220 Kirby Drive, Suite 500, Houston, Texas. Our telephone number at that location is (713) 432-0300. We currently have 190 full-time employees and two part-time employees. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas.
We own and operate fully-permitted treatment facilities in Carthage, Texas and Nesquehoning, Pennsylvania that incorporate our processing and treatment operations. These facilities are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healthcare-related waste per day. The Carthage facility offers steam sterilization in an autoclave and high-heat incineration to properly treat regulated medical waste and non-hazardous pharmaceuticals. The autoclave system is utilized alongside the incinerator for day-to-day operations. The Carthage location also serves as the Company's main facility for managing our recycling solution. In August 2020, the Company added a second autoclave to the Texas facility. The Nesquehoning facility has been permitted as both a medical waste treatment facility, using a autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste. The Company added a second autoclave to the Pennsylvania facility in October 2020.
Impact Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the year ended June 30, 2021 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
The Company has taken precautions to ensure the safety of its employees including remote working options for certain corporate office employees, while at the same time remaining active as a leading national provider of comprehensive medical waste solutions, bringing uninterrupted essential support to its customers and the healthcare industry. For example, the Company increased its route-based drivers, plant and operations personnel by ten percent (10%) in advance of the COVID-19 pandemic to make sure that its operations and servicing of customers would not be adversely affected by the potential absence of employees due to COVID-19. The Company also temporarily increased the pay for its front-line operations personnel and drivers during the pandemic.
Related to customer demand, the Company saw temporary closures of about 1,000 dental, dermatology and physician practices equating to about $0.1 million in lost monthly revenue for the Company from mid-March 2020 through June 2020. Offsetting this through most of fiscal year ended June 30, 2021 has been increased volumes of medical waste generated by many of the Company’s long-term care customers who are utilizing the Company’s systems and services to contain and dispose of personal protective equipment (“PPE”) used in their facilities.
The Company is continuing to focus on expanding its infrastructure programs, which began in calendar 2019, to support what it anticipated would be a strong 2021 flu and immunization season as well as medical waste disposal related to the COVID-19 vaccine which became available for administration in the U.S. at the end of calendar year 2020. Additionally, the Company saw some increased medical waste volumes related to COVID-19 such as the long-term care market where PPE in many facilities has been disposed of as medical waste and not as trash which has been the historical practice. Finally, the Company’s route-based footprint now extends to 37 states, or 80% of the population, significantly increasing the pipeline of larger small and medium quantity generator sales opportunities.
To address these opportunities, the Company has:
•Significantly increased its production and inventory of medical waste mailback and shipback solutions to ensure it remains well positioned to meet an expected increase in customer demand related to the 2021 season flu and the COVID-19 vaccine;
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

These efforts have contributed to the Company's success in meeting customer needs throughout the pandemic, particularly as the rollout of COVID vaccines has created increased demand for the Company's services.
The Company applied for and received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, is administered by the Small Business Administration ("SBA"). On June 15, 2021, the Company received a notification from its existing commercial bank that the SBA fully approved the Company's PPP Loan forgiveness request and that the PPP Loan, reflected in the Company’s balance sheet as Long-Term Debt, was forgiven. The Company recognized the gain on forgiveness of the PPP Loan in the financial statements during the year ended June 30, 2021.
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending and other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners. However, any material adverse effect on these parties could adversely impact our results of operations, cash flows and financial conditions. External effects from the COVID-19 pandemic began at the end of the third quarter of 2020 and did not have a material adverse impact on the year ended June 30, 2021 results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see item Part I, Item 1A, Risk factors in this report.
SOLUTIONS OVERVIEW
We offer a broad line of product and service solutions to manage the medical waste and unused dispensed medications generated by our customers. Our primary solutions include the following:

Sharps Recovery System™ (also known as the industry-leading Sharps Disposal by Mail System): a comprehensive solution for the containment, transportation, treatment and tracking of regulated medical waste generated outside the hospital and large health care facility setting. The Sharps Recovery System includes a securely sealed, leak and puncture resistant sharps container in several sizes ranging from one quart to twenty gallons; USPS-approved shipping box with prepaid priority mail postage; absorbent material inside the container that can safely hold up to 150 milliliters of fluids; a bag for additional containment and complete documentation and tracking manifest. The Sharps Recovery System is transported to our owned or contracted facilities for treatment. Upon treatment or conversion of the waste, we provide electronic proof of receipt and treatment documentation to the customer through our proprietary SharpsTracer® system.
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
Route-Based Pickup Service: as a full-service waste management services company, we offer route-based medical and hazardous waste pickup services with our dually permitted trucks. We service customers and prospects with facilities or branches that generate larger quantities of medical, pharmaceutical (non-controlled) and limited quantities of hazardous waste or where the route-based pickup service is preferred. This blended service of mailback and pickup provides cost-savings benefits by customizing the right solution with each location to reach the best outcome for the customer.
MedSafe®: a patent-pending solution for the safe collection, transportation and proper disposal of unwanted or expired ultimate-user medications, including controlled substances. MedSafe has been designed to meet or exceed the regulations issued by the DEA implementing the Act, which became effective October 9, 2014. MedSafe is designed for retail pharmacies, long-term care facilities, hospitals/clinics with on-site pharmacies, narcotic treatment facilities and licensed law enforcement.
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
TakeAway Recycle System™: a solution for the collection and recycling of single-use medical devices from surgical centers and other healthcare facilities. The system consists of containers designed for use in operating rooms or sterile processing departments. The containers are placed in a pre-paid return box for shipping to our treatment facilities where devices are stripped to their basic components and sent to appropriate recycling facilities. The system adds a much-needed solution to the market in which many single-use devices are reprocessed or disposed of as regulated medical waste instead of recycled.
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
Universal Waste Shipback Systems: a jointly-promoted program with Veolia Environmental Services using their RECYCLEPAK  solutions for the collection, transportation and recycling of light bulbs, batteries and other mercury-containing devices. The solutions are marketed to existing and prospective customers as a complement to the Company’s line of medical waste and unused medication management solutions.
Other Solutions: a wide variety of other solutions including TakeAway Environmental Return System™, SharpsTracer ®, Sharps Secure ® Needle Disposal System, Complete Needle™ Collection & Disposal System, Pitch-It IV™ Poles, Asset Return System, Sharps ® Medical Waste Management System (“MWMS”), Lead Apron Recycling System and Spill Kit Recovery System.
MARKET OVERVIEW
The Company continues to focus on core markets and solution offerings that fuel growth. Its key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, long-term care, retail pharmacies and clinics and the professional market comprised of physicians, dentists, surgery centers and veterinary practices. These markets require cost-effective services for managing medical, pharmaceutical and hazardous waste.
The Company believes its growth opportunities are supported by the following:
•A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers, labs, dialysis centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company has made ongoing investments in sales and marketing initiatives to drive growth. Our sales team focuses on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering. Through targeted telemarketing initiatives, e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company's innovative solution offerings with a focus on the individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and long term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost-effective. The Company’s route-based business provides direct service to areas encompassing over 80% of the U.S. population.
•From July 2015 to July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 16,200 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.
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
•The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control

("CDC"), 44.9% of U.S. adults received a flu shot and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2020, the Company saw a growth in the retail flu shot related orders in seven years of 10% to 36%, including a 25% increase in 2020, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.
•The passage of regulations for ultimate-user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to long-term care and hospice to address a long-standing issue within long-term care.
•Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste. The Company’s Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal. The federal government, state agencies and non-profits recognize the need to fund programs that address prevention as it pertains to the opioid crisis. MedSafe and mailback envelopes for proper medication disposal are being funded for prevention programs.
•With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers comprehensive services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications including data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.
•A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps and unused medication disposal solutions. The Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Spill Kits and TakeAway Medication Recovery System envelopes.
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
•COVID-19 prompted healthcare demands and opportunities including the expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the COVID-19 vaccine, or supporting the pick-up and processing of the significantly increased volumes of healthcare waste from the long-term care industry.
•The Company's financial position with a cash balance of $27.8 million (used for working capital needs), debt of $4.1 million and additional availability under the Credit and Loan Agreements as of June 30, 2021 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).
COMPETITIVE STRENGTHS
We believe our competitive strengths include the following:
Leading national healthcare waste management provider specializing in regulated waste streams, including medical, pharmaceutical, and hazardous waste
Sharps Compliance Corp. is a leading national healthcare waste management provider specializing in regulated waste streams including medical, pharmaceutical and hazardous waste. Our services facilitate the safe and proper collection, transportation and environmentally-responsible treatment of regulated waste from customers in multiple healthcare-related markets. The markets we manage are small to medium-size generators of healthcare waste including professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), long-term care facilities, government agencies, home health care, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal. Lastly, we maintain a strong distribution network for the sale of our solutions within the aforementioned markets.
We assist our customers in determining solutions that best fit their needs for the collection, transportation and treatment of regulated medical, pharmaceutical and hazardous waste. Our differentiated approach provides our customers the flexibility to transport waste via direct route-based services, USPS or common carrier depending on the quantity of waste generated, cost savings and facility needs. Our comprehensive services approach includes a single point of contact, consolidated billing, integrated manifest and proof of destruction repository. Furthermore, we provide comprehensive tracking and reporting tools that enable our customers to meet complex medical, pharmaceutical and hazardous waste disposal and compliance requirements. We believe the fully-integrated nature of our operations is a key factor leading to our success and continued recurring revenue growth. Over the past few years, the primary focus of our marketing efforts has been on educating the marketplace about us as an alternative to the historical provider of waste services.
Vertically-integrated full-service operations
Our operations are fully integrated, including manufacturing, assembly, distribution, treatment, online tracking and customer reporting. We have manufacturing, assembly, distribution and warehousing operations located in Houston, Texas. We own and operate fully-permitted treatment facilities in Carthage, Texas and Nesquehoning, Pennsylvania that incorporate our processing and treatment operations.
The Carthage facility offers steam sterilization in an autoclave and high-heat incineration to properly treat regulated medical waste and non-hazardous pharmaceuticals. The autoclave system is utilized alongside the incinerator for day-to-day operations. We believe that our Texas facility is one of only ten permitted commercial facilities in the United States capable of treating all types of medical waste and pharmaceuticals (i.e., both incineration and autoclave capabilities). The Carthage location also serves as the Company's main facility for managing our recycling solution. The Nesquehoning facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste of up to 82 tons per day. The Company added a second autoclave to the Pennsylvania facilities in October 2020.
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
Highly scalable business model
Because of our business model, we can add new business while leveraging our existing infrastructure. We believe our facilities can accommodate significant additional volume, incurring only variable costs of transportation and processing. Once we gain a new customer, our profitability typically increases as our customer base grows with minimal additional overhead expense due to the embedded nature of our products and the ease with which we can accommodate extra volume.
Diverse product markets
Sharps offers services and products to a wide variety of end markets. The Company’s growth strategies are focused on our key markets which include professional offices (ambulatory surgical centers, physician groups, dentists and veterinarians), long-term care facilities, government agencies, home healthcare, retail clinics and immunizing pharmacies. Additionally, our mailback solutions are positioned to manage waste generated in the home setting such as sharps, lancets and ultimate-user medications which generates business relationships with pharmaceutical manufacturers and other markets to provide safe and proper disposal.

Our billings by market for the years ended June 30, 2021, 2020 and 2019 are below (as expressed in percentages of revenues):

	Year Ended June 30,
	2021	2020	2019
BILLINGS BY MARKET*:
Retail	50%	30%	26%
Professional	22%	29%	34%
Home Health Care	13%	19%	17%
Pharmaceutical Manufacturer	6%	9%	9%
Long-Term Care	5%	6%	6%
Government	3%	4%	5%
Environmental	1%	1%	1%
Other	—%	2%	2%
	100%	100%	100%
*Customer billings does not include adjustments to arrive at reported generally accepted accounting principles ("GAAP") revenue and therefore is a non-GAAP measure. Customer billings include all invoiced amounts associated with products shipped or services rendered during the period reported. GAAP revenue includes customer billings as well as numerous adjustments necessary to reflect, (i) the deferral of a portion of current period sales, (ii) recognition of certain revenue associated with product returned for treatment and destruction and (iii) provisions for certain product returns and discounts to customers which are accounted for as reductions in sales in the same period the related sales are recorded. See Note 2 “Summary of Significant Accounting Policies” in “Notes to Consolidated Financial Statements”. The Company believes this information about customer billings important in order for investors to be able to compare the performance of the business period over period.
Increased state and federal regulatory attention.
To protect citizens and waste workers from needle stick injuries, ten states have passed state-wide legislation or regulations making it illegal to discard used sharps into household trash. Numerous cities, such as Seattle, have passed ordinances making disposal of sharps in the trash illegal. Almost all other states and the District of Columbia and territories have passed strict guidelines regarding home sharps disposal. Whether legislation or strict guidelines, most of the U.S. population is required to first properly contain their home generated sharps before placing them into the household trash. In addition, certain states and counties have passed ordinances requiring businesses such as hospitals and those that sell syringes to the public, such as retail pharmacies and veterinary clinics, to take back syringes, once used, in regulatory-compliant sharps containers at no charge to the consumer.

In order to reduce accidental poisonings and pollution of our water and municipal water systems, 22 states and the District of Columbia have introduced legislation over the last few years intended to manage the disposal of unused consumer medications. Seven states and the District of Columbia have successfully passed such legislation. Passed or pending legislation related to the disposal of consumer medications covers about two-thirds of the U.S. population. Further, since 2009, nine states and several counties have introduced legislation requiring manufacturer responsibility for consumer-generated unused medications and in some cases home sharps disposal.

Both Federal and state regulatory agencies are addressing this issue by banning the sewering of medications by medical facilities and strongly encouraging the public not to sewer their unwanted drugs. States like California, Washington and Minnesota have required assessment and proper treatment by a medical waste disposal company for years. In 2010, Congress passed the Secure and Responsible Drug Disposal Act, leading to DEA changes to the Controlled Substances Act in 2014, allowing certain DEA registrants to collect controlled substances from the public. Collection receptacles can now be found in retail pharmacies, long-term care facilities and hospitals throughout the country.

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

As state adoption of these federal regulations occurs over the next 24 months and enforcement of these statutes increases, more companies could turn to solutions such as ours to help manage their hazardous waste pharmaceuticals, especially in long-term care, providing the needed regulatory compliance. We believe we are well-positioned to benefit given our strict adherence to established standards and extensive documentation and records.

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
Our Universal Waste Shipback Program recycles the materials in light bulbs, batteries and other mercury-containing devices for use in new applications. In addition, the use of recycled paper and plastic materials for many of our products further demonstrates our total commitment to environmentally sound business practices. As an organization, the Company is a leading proponent for developing solutions for the safe disposal of sharps, unused medications (including controlled substances), light bulbs, batteries and other mercury-containing devices in the community and continually works to raise public awareness of the issue.
Experienced and accomplished management team.
Our senior management team has extensive industry experience and is committed to the continued growth and success of our company. Mr. David P. Tusa, CEO and President, in addition to his ten-plus years with the Company has over 20 years of business and public company experience in multiple industries and in companies with revenues up to $500 million. Ms. Diana P. Diaz, CPA, MBA, Executive Vice President and Chief Financial Officer, has over 25 years of finance, accounting, healthcare and public company industry experience. Mr. Gregory C. Davis, Vice President of Operations, has over 20 years of information technology and operations-related experience. Mr. Dennis Halligan, Vice President of Sales and Marketing, has broad marketing experience with the Company and at a variety of firms, including Stir Creative and R.J. Reynolds.
GROWTH STRATEGIES
We plan to grow our business by employing the following primary growth strategies:
Develop new products and services.
We continue to develop new solution offerings including ultimate-user medication disposal (MedSafe and TakeAway Medication Recovery System), mailback services for DEA registrant expired inventory of controlled substances (TakeAway Medication Recovery System DEA Reverse Distribution for Registrants) and shipback services for the collection and recycling of single-use devices (TakeAway Recycle System). These innovative products and services allow us to gain further sales from existing customers and gain new customers who need more comprehensive products. We will continue our efforts to develop new solution offerings designed to facilitate the proper and cost-effective management of medical waste, pharmaceutical waste, hazardous waste and ultimate-user medication disposals to better serve our customers and the environment. Additionally, we will continue to seek out and identify prospective new customers and markets for new solutions designed to meet the needs of these new customer segments.
Further penetrate existing customers and markets.
The addition of direct-service hazardous waste capabilities to our existing route-based regulated medical waste customers adds a viable cross-selling opportunity for the Company. While we offer hazardous waste services nationwide, the ability to directly service increases operational efficiencies and provides a better-priced solution for the customer. In addition to hazardous waste services, the Company has multiple pharmaceutical waste solutions for cross-selling within the existing customer base including DEA-registrant disposal, non-controlled medication disposal and RCRA pharmaceutical disposal. The Company is a single-service provider for multiple healthcare-related waste generated in small to mid-size generators.

A new market for the Company is the recycling of single-use devices. The interest from healthcare institutions in safer and more sustainable offerings has generated a full line of single-use devices and a tendency towards recycling at end of life rather than disposal in landfills. The opportunity to provide a recycling solution to surgical operatories that use these single-use devices offers the Company an exciting and sustainable solution in a new market. Further, we are able to develop solutions specific for single-use device manufacturers, building new relationships with manufacturers looking for a key marketing differentiator.
Many of our customers who currently use the Sharps Recovery System and TakeAway Recovery System could also benefit from the TakeAway Medication Recovery System, MedSafe, our hazardous waste solutions, our universal waste solutions or other specialized products. Although currently focused primarily on the proper management of medical and pharmaceutical wastes generated by medical professionals, pharmacies (including chains and mail order), long-term care facilities and other related organizations will develop needs for our other product lines as they expand their patient service offerings. As an entrenched and value-added supplier of treatment solutions, we believe the Company can capture incremental business from our existing customers.
The Company’s Pharmaceutical Manufacturer billings have grown from $0.3 million to $5.2 million for the years ended June 30, 2011 and 2021, respectively. We continue to see increased interest in our patient support program solution among pharmaceutical manufacturers related to self-injectable medications especially related to new drug launches. We believe manufacturers are now, more than ever, focused on (i) product differentiation, (ii) improved interaction with patients and (iii) creating a touch point for individual patient follow-up that could lead to improved therapy outcomes.
The patient support programs include the direct fulfillment of the Sharps Recovery System to the pharmaceutical manufacturers’ program participants, which provides the proper containment, return and treatment of the needles or injection devices utilized in therapy. Sharps’ proprietary SharpsTracer system tracks the return of the Sharps Recovery System by the patient to the treatment facility and then makes the electronic data available to the pharmaceutical manufacturer. This data assists them in monitoring medication discipline and provides them with a touch point for individual patient follow-up, potentially leading to better outcomes. We believe the Company is a leader in providing solutions of this type to this market.
We are optimistic about anticipated growth opportunities in the retail market. According to the CDC, 44.9% of U.S. adults received a flu shot, and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2020, the Company saw a growth in the retail flu shot related orders in seven years of 10% to 36%, including a 25% increase in 2020, and declines in three years of 13% to 17%. COVID-19 prompted healthcare demands and opportunities including the expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the COVID-19 vaccine. Despite the volatility, Sharps believes the retail market should continue to contribute to the Company's long-term growth as consumers increasingly use alternative sites, such as retail pharmacies, to obtain immunizations.
Active acquisition program
From July 2015 to July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened offices and transfer stations in strategic locations. The Company directly serves more than 16,200 customer locations with route-based pickup services offered to areas encompassing over 80% of the U.S. population.
With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers serving the entire U.S., the Company offers clients a blended product portfolio to effectively target current and prospective customers with multi-site and multi-sized locations including those generating larger quantities of medical and hazardous waste. The offering includes a single point of contact, consolidated billing, regulatory support and complete integration of our SharpsTracer system. The Company believes the comprehensive offering will continue to assist the Company in obtaining larger opportunities whereby the customer has both larger and smaller facilities generating medical waste, used healthcare materials and hazardous waste resulting in a more consistent and predictable revenue base for the Company.
Improve product and service awareness to attract new customers.
As we grow, we continue to focus marketing and sales efforts designed to educate professional offices, retail pharmacies and clinics, long-term care facilities, home healthcare, government, pharmaceutical manufacturers and other commercial organizations on the benefits of our solutions and the need for safe, cost-effective and environmentally-friendly methods of medical, pharmaceutical and hazardous waste treatment. We believe that the full-service nature of our offerings and the ease and convenience of our mail- and ship-back delivery system will attract new customers who are not yet aware of the services we provide. We believe future growth will be driven by the need for our customers to properly document and track the waste disposal to maintain compliance with new and existing legislation. We believe our understanding of the legislative process and focus on accurate and thorough electronic tracking of waste disposal or treatment will provide substantial benefits to new customers looking to comply with new standards and promote environmentally cleaner business practices.
Enhance sales and marketing efforts.
Over the past five years, the Company has made ongoing investments in sales and marketing initiatives to drive growth. Through targeted telemarketing initiatives, e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company’s innovative solution offerings with a focus on individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and long-term care facilities. Our sales team also focuses on higher dollar and nationwide opportunities in most of the markets served. The sales team is able to address larger opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive waste management offering. We have seen success with this approach over the past few years and believe the comprehensive offering capabilities will continue to accelerate the Company's revenue growth.
CONCENTRATION OF CREDIT AND SUPPLIERS
There is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2021, two customers represented approximately 45% of revenues and 36%, or $3.5 million of the total accounts receivable balance at June 30, 2021. For the fiscal year ended June 30, 2020, two customers represented approximately 35% of revenue and 44%, or $5.2 million, of the total accounts receivable balance at June 30, 2020. For the fiscal year ended June 30, 2019, two customers represented approximately 27% of revenue. We may be adversely affected by our dependence on a limited number of high volume customers. Management believes that the risks are mitigated by (i) the contractual relationships with key customers, (ii) the high quality and reputation of the Company and its solution offerings and (iii) the continued diversification of our solution offerings into additional markets outside of our traditional customer base.
The Company currently transports (from the patient or user to the Company’s facilities or subcontracted treatment facilities) many of its mailback and unused medication solution offerings using USPS. Therefore, any long-term interruption in USPS delivery services would disrupt our business's return transportation and treatment element. Postal delivery interruptions are rare. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage. However, there can be no assurance that such work stoppage can be avoided. We also have an arrangement with UPS whereby UPS transports certain other mailback and unused medication solution offerings. Whether through the USPS or UPS, the ability to ship items is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations.
We maintain relationships with multiple raw materials suppliers and vendors in order to meet customer demands and assure availability of our products and solutions. For the mailback and unused medication solutions, we own proprietary molds and dies and utilize several contract manufacturers for the production of the primary raw materials. We believe that alternative suitable contract manufacturers are readily available to meet the production specifications of our products and solutions. We utilize national suppliers for most of the raw materials used in our other products and solutions and international suppliers for Pitch-It IV Poles.
INTELLECTUAL PROPERTY
We have a portfolio of trademarks and patents, both granted and pending. We consider our trademarks important in marketing our products and services, including the Sharps logo, Sharps Recovery System, TakeAway Medication Recovery System, MedSafe, SharpsTracer, Sharps Secure, TakeAway Environmental Return System, Complete Needle and PELLA-DRX™ among others. For our registered marks, we continue using such marks and will file all necessary documentation to maintain their registrations for the foreseeable future.
We have a number of trademarks and patents issued over the period from June 1998 to December 2018, including those applicable to some of the unique design features of our MedSafe solution (number US 10,150,613), our PELLA-DRX waste conversion process (numbers US 8,163,045, US 8,100,989, US 8,268,073 and US 4,440,534), our Sharps Secure Needle Disposal System (numbers US 8,162,139 and US 8,235,883), our unique design features related to the TakeAway Environmental Return System drop-off boxes (number US 8,324,443) and our Complete Needle Collection & Disposal System

(number US 4,463,106). We have patents pending on our MWMS rapid deployment system and additional features of our MedSafe solution.
Solely for convenience, the trademarks and service marks referred to in this Annual Report on Form 10-K may appear without the ® or ™. Still, such references are not intended to indicate, in any way, that we will not assert to the fullest extent under applicable law our rights to such trademarks and service marks.
COMPETITION
Several competitors who offer similar or identical products and services that facilitate the disposal of smaller quantities of medical waste. There are also many companies that focus specifically on the marketing of products and services that facilitate disposal through transport by the USPS (similar to the Company’s products). These companies include (i) smaller private companies or (ii) divisions of larger companies.
Additionally, we compete in specific markets with Stericycle, the largest medical waste company in the country, which focuses primarily on a pickup service business model. With the addition of the route-based pickup services offered on a direct basis covering over 80% of the U.S. population throughout the South, Southeast, Southwest, Midwest and Northeast and through a network of medical and hazardous waste services providers, the Company believes it is well-positioned with its comprehensive medical waste management offering to compete with Stericycle. As Sharps continues to grow and increase awareness of the proper disposal of syringes and unused medications (including controlled substances), it could face additional and possibly significant competition. We believe our comprehensive line of proven solutions, comprehensive medical waste management services, first mover advantages, excellent industry reputation, significant history of market and customer success, quality solutions and products, as well as our capabilities as a vertically-integrated producer of products and services provide significant differentiation in the current competitive market.
GOVERNMENT REGULATION
Sharps is subject to extensive federal, state and local laws, rules and regulations. We are required to obtain permits, authorizations, approvals, certificates and other types of governmental permission from the EPA, the Department of Transportation, the U.S. Food and Drug Administration, the State of Texas, the State of Pennsylvania and local governments for our facilities and operations. Such laws, rules and regulations have been established to promote occupational safety and health standards and certain standards have been established in connection with the handling, transportation and disposal of certain types of medical and solid wastes, including transported medical waste. Our estimated annual costs of complying with these laws, regulations and guidelines, including environmental laws, is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted which affect our business, additional expenditures may be required for Sharps to be in compliance with such changing laws, rules and regulations.
TREATMENT FACILITIES
We own and operate fully-permitted treatment facilities in Carthage, Texas and Nesquehoning, Pennsylvania that incorporate our processing and treatment operations. These facilities are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healhcare-related waste per day. The Carthage facility offers steam sterilization in an autoclave and high-heat incineration to properly treat regulated medical waste and non-hazardous pharmaceuticals. The autoclave system is utilized alongside the incinerator for day-to-day operations. The Carthage location also serves as the Company's main facility for managing our recycling solution. In August 2020, the Company added a second autoclave to the Texas facility. The Nesquehoning facility has been permitted as both a medical waste treatment facility, using an autoclave, and as a transfer station for medical, pharmaceutical and trace chemotherapy waste. The Company added a second autoclave to the Pennsylvania facility in October 2020. The autoclave system is not impacted by the EPA amended Clean Air Act (discussed in Risk Factors). We believe that our Carthage, Texas facility is one of only nine permitted commercial facilities in the United States capable of treating all types of medical waste, used healthcare materials and unused or expired dispended medications (i.e., both incineration and autoclave capabilities). Another three waste-to-energy facilities are permitted to accept medical waste.
ITEM 1A. RISK FACTORS
Risks Related to Our Business, Strategy and Market

If the immunization related business of our customers decreases, the revenues generated by our business could decrease.

Our operating results are dependent on the amount and types of solutions necessary to service our customers’ needs which are heavily influenced by the total number of patients our customers are serving at any time, especially related to the administration of immunizations, including flu shots and COVID-19 vaccines. At times of lower patient activity, our customers have a decreased need for our services on a supplemental or peak needs basis. Our operating results can vary depending on the timing and severity of the immunization activity as well as other factors affecting the volume of immunizations administered in the retail setting.

Our quarterly results may fluctuate significantly.

Our operating results have historically varied quarterly and may continue to fluctuate significantly in the future. Factors that may affect our quarterly operating results, some of which are beyond the control of management, include, but are not limited to, seasonality; the timing of inventory builds for patient support programs of our pharmaceutical manufacturer customers; the timing and severity of the flu season and COVID related immunizations; fluctuations in inventory, energy, transportation, labor, healthcare and other costs; significant acquisitions, dispositions, joint ventures and other strategic initiatives; and many of the other risk factors discussed herein. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and investors should not rely on the results of any particular quarter as an indication of our future performance.

Our business is dependent on a small number of customers. To the extent we are not successful in winning additional business mandates from our government and commercial customers or attracting new customers, our results of operations and financial condition would be adversely affected.

We are dependent on a small group of customers. In addition, there is an inherent concentration of credit risk associated with accounts receivable arising from sales to our major customers. For the fiscal year ended June 30, 2021, two customers represented approximately 45% of revenues. Two of these customers also represented approximately 36%, or $3.5 million, of the total accounts receivable balance as of June 30, 2021. To the extent significant customers are delinquent or delayed in paying, or we are not successful in obtaining consistent and additional business from our existing and new customers, our results of operations and financial condition would be adversely affected.

Changing market conditions in the healthcare industry, healthcare consolidation and healthcare reform, could adversely affect our results of operations.

The U.S. healthcare industry is evolving to meet competing demands for increased healthcare coverage of a growing and aging population and economic pressures to reduce healthcare costs. As a result of these dynamics, hospital networks are consolidating physician practices into their networks, independent practices are consolidating together, and healthcare providers are focused on cutting costs within their businesses. These changes may put downward pricing pressure on services that we provide to our customers which could adversely affect our results of operations.

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

The level of governmental enforcement of environmental and other regulations has an uncertain effect on our business and could reduce the demand for our services.

We believe that strict enforcement of laws and regulations relating to regulated waste collection and treatment can have a positive effect on our business, as these laws and regulations may increase the demand for our services. However, the relaxation of enforcement, government shutdowns, or other changes in governmental regulation of regulated waste could increase the number of competitors we face or reduce or delay the need for our services.

Risks Related to the Recent COVID-19 Pandemic

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

For example, related to customer demand, during the period from March 2020 to May 2020, the Company saw temporary closures of about 1,000 dental, dermatology and physician practices equating to about $0.1 million in lost monthly revenue for the Company. Offsetting this through most of fiscal year ended June 30, 2021 has been increased volumes of medical waste generated by many of the Company’s long-term care customers who are utilizing the Company’s systems and services to contain and dispose of PPE utilized in their facilities.

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

In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. In addition, we cannot predict the impact that COVID-19 will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions. However, any material adverse effect on these parties could adversely impact our business operations, results of operations, cash flow, and financial position. The impact of COVID-19 may also exacerbate other risks discussed herein, any of which could have a material adverse effect on our business. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Risks Related to Our Operations

We may be unable to manage our growth effectively.

We have in the past, and may in the future, experience significant revenue growth. The increase in revenue and execution of our growth strategies has placed and will continue to place significant demands on our financial, operational and management resources. In order to continue our growth, we may need, at some point, to add operations, administrative and other personnel and to make additional investments in the infrastructure and systems. There can be no assurance that we will be able to find and train qualified personnel, do so on a timely basis or expand our operations and systems to the extent and in the time required.

Increases in transportation costs may adversely affect our business and results of operation.

We maintain a transportation network and a fleet of vehicles. A significant increase in market prices for trucks, fuel or driver wages could adversely affect our business through higher transportation costs and reduce our operating margins and reported results of operations.

The inability of the Company to operate its treatment facilities would adversely affect its operations

The Company has two (2) fully-permitted facilities that house our processing and treatment operations. Our processing and treatment facilities which, are located in Carthage, Texas and Nesquehoning, Pennsylvania, are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healthcare-related waste per day. The Company owns these processing and treatment facilities. The failure to maintain the permits for the treatment facilities or unfavorable conditions in the permits or new regulations could substantially impair our operations and reduce our revenues. Any disruption in the availability of the disposal or treatment facilities, whether as a result of action taken by governmental authorities, natural disasters or otherwise, would have an adverse effect on our operations and results of operations.

An inability to win additional government contracts could have a material adverse effect on our operations and adversely affect our future revenue.

Although the Company has secured some U.S. government business during fiscal year 2021, there can be no assurances that future periods will include similar business. All contracts with, or subcontracts involving, the federal government are terminable or subject to renegotiation by the applicable governmental agency on 30-day notice at the option of the governmental agency. If a material contract is terminated or renegotiated in a manner that is materially adverse to us, our revenues and future operations could be materially adversely affected.

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

We currently transport (from the patient or user to our facilities or subcontracted treatment facilities) the majority of our solution offerings using USPS. Therefore, any long-term interruption in USPS delivery services would disrupt the return transportation and treatment element of our business. Additionally, since USPS employees are federal employees, such employees may be prohibited from engaging in or continuing a postal work stoppage. However, there can be no assurance that such work stoppage can be avoided. As noted above, we entered into an arrangement with UPS whereby UPS transports certain other solution offerings. The ability to ship items, whether through the USPS or UPS, is regulated by the government and related agencies. Any change in regulation restricting the shipping of medical waste, used healthcare materials or unused or expired dispensed pharmaceuticals through these channels would be detrimental to our ability to conduct operations. Any disruption in the transportation of products would have an adverse effect on our operations, results of operations and financial condition.

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

Because techniques used to obtain unauthorized access, disable or degrade service or sabotage computer systems change frequently, it may be difficult to detect immediately and we may be unable to implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving employees, contractors and temporary staff. We have encountered threats of this type from time to time, none of which have materially impacted our operations or financial results. Although we maintain a system of information security and controls, a party that is able to circumvent our security measures could cause interruption in our operations, damage our computers or those of our users or otherwise damage our reputation. Depending on the severity, any of these events could adversely affect our operations and financial results. In addition, if we were to experience an information security breach, we may be required to expend significant amounts of time and money to remedy, protect against or mitigate the effect of the breach, and we may not be able to remedy the situation in a timely manner, or at all. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Natural disasters or other catastrophic events could negatively affect our business, financial condition, and results of operations

Natural disasters such as hurricanes, typhoons or earthquakes could negatively affect our operations and financial performance. Such events could result in physical damage to one or more of our facilities or equipment, the temporary lack of an adequate work force in a market, and the temporary disruption in transportation services which we rely on to deliver waste to our facilities. These events could prevent or delay shipments and reduce both volumes and revenue. Weather conditions and other event driven special projects may also cause variations in our results. We may be required to suspend operations in some of our locations, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Legal, Regulatory, and Compliance

We are subject to the reporting requirements of federal securities laws, and compliance with such requirements can be expensive and may divert resources from other projects, thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes- Oxley Act”) and the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held.

It may be time-consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act and the Dodd-Frank Act. We may need to hire additional financial reporting, internal controls and other finance personnel to develop and implement appropriate internal controls and reporting procedures.

The Company is subject to extensive and costly federal, state and local laws, and existing or future regulations may restrict the Company’s operations, increase our operations costs and subject us to additional liability.

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

We believe that we are currently in compliance in all material respects with all applicable laws and regulations governing our business, including the permits and authorizations for our incinerator facility. Our estimated annual costs of complying with these laws, regulations and guidelines, including environmental laws, is currently less than $200,000 per year. In the event additional laws, rules or regulations are adopted that affect our business, additional expenditures may be required for us to comply with such changing laws, rules and regulations. Furthermore, any material relaxation of any existing regulatory requirements governing the transportation and disposal of medical waste could result in reduced demand for our products and services and could have a material adverse effect on our revenues and financial condition. The scope and duration of existing and future regulations affecting the medical and solid waste disposal industry cannot be anticipated and are subject to change.

The handling of regulated waste exposes us to the risk of environmental liabilities.

As a company engaged in regulated waste disposal, we face risks of liability for environmental contamination. CERCLA and similar state laws impose strict liability on current or former owners and operators of facilities that release hazardous substances into the environment as well as on the businesses that generate those substances and the businesses that transport them to our facilities. Responsible parties may be liable for substantial investigation and clean-up costs even if they operated their businesses properly and complied with applicable federal and state laws and regulations. Liability under CERCLA may be joint and several, which means that if we were found to be a business with responsibility for a particular CERCLA site, we could be required to pay the entire cost of the investigation and clean-up even if we were not the party responsible for the release of the hazardous substance and other companies might also be liable.

Tax interpretations and changes in tax regulations and legislation could adversely affect us.

Tax interpretations, regulations and legislation in the various jurisdictions in which we operate are subject to measurement uncertainty and the interpretations can impact net income, income tax expense or recovery, and deferred income tax assets or liabilities. Tax rules and regulations, including those relating to foreign jurisdictions, are subject to interpretation and require judgment by us that may be challenged by the applicable taxation authorities upon audit. In addition, in response to significant market volatility and disruptions to business operations resulting from the global spread of the COVID-19 pandemic, legislatures and taxing authorities in various jurisdictions in which we operate may propose changes to their tax rules. These changes could include modifications that have temporary effect, and more permanent changes. The impact of these potential new rules on us, our long-term tax planning, and our effective tax rate could be significant. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act reduced the U.S. federal statutory tax rate, broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits, limited the ability of U.S. corporations to deduct interest expense, and transitioned to a territorial tax system which allows for the repatriation of foreign earnings to the U.S. with a 100% federal dividends received deduction prospectively. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. Several of the provisions enacted as part of the Tax Act require clarification and guidance from the IRS and Treasury Department. These or other changes in U.S. tax laws could impact our profits, effective tax rate, and cash flows.

On March 27, 2020, the President signed into law the CARES Act, which is a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The impact of the CARES Act in prospective periods may differ from our estimates due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in response to the CARES Act. The CARES Act is highly detailed, and we will continue to assess the impact that various provisions will have on our business.

Additionally, in further response to the COVID-19 pandemic, on December 27, 2020, the President signed the Consolidated Appropriations Act, 2021 (CAA 2021), which provides several business tax relief provisions. We will continue to assess the CAA 2021 with respect to the provisions that have an impact on our business.

Weather and environmental changes related to climate change, requirements of customers and investors for net carbon zero emissions strategies, and the introduction of regulations restricting emissions of “greenhouse gases” aimed to limit climate change, could negatively impact our costs to operate.

Climate change has brought with it numerous environmental changes that may pose risk to our operations. Increases in the frequency of severe storms, droughts, flooding, fire conditions, blackouts due to extreme heat or other weather events associated with climate change may disrupt our services and increase the cost of our operations. While we have protocols in place for operating regions frequently impacted by severe weather changes, continued climate change may require additional protocols, processes, physical equipment, and training to minimize risks to team members, physical property, and operations.

Following the 2015 Paris Agreement, which set the goal of holding global warming below 2˚C and pursuing efforts to limit the global average temperature rise to 1.5˚C, many of our customers have established goals for their organizations to be carbon neutral and have extended such goals to their key vendors and business partners. Additionally, many investors and financial institutions believe that climate change will significantly influence many companies’ long-term prospects and are requesting climate change disclosures and commitments from their investments. The increased focus on minimizing climate change may impact our revenues as well as our cost of operations in the future.

Emerging regulatory frameworks are beginning to establish bans on availability of new fossil fuel vehicles or facilities. Our services rely on a fleet of vehicles including trucks and other facilities that consume fossil fuel. During 2020, the Prime Minister of the U.K. indicated diesel fuel will not be sold in the U.K. beginning in 2030 and the Governor of California signed an order to ban sales of new gasoline cars by 2035. The availability of reliable electric vehicles with the appropriate power station infrastructure requires significant advancement. The implementation of such bans without adequate infrastructure could impact our costs to maintain our transportation network and facilities.

Risks Related to Our Common Stock

The Company’s stock has experienced, and may continue to experience low trading volume and price volatility.

The Company’s common stock is quoted on the NASDAQ Capital Market (“NASDAQ”) under the symbol “SMED.” The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. Over the past three years, the Company’s common stock has had an average trading volume of approximately 2,396,350 shares traded per month. It may be difficult for investors to sell shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Financial and Internal Control Risks

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

The Credit and Loan Agreements, as defined in Note 5 “Notes Payable and Long-Term Debt” in “Notes to Consolidated Financial Statements,” contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount of our borrowing available under the agreements. These covenants could affect our ability to operate our business and may limit our ability to have sufficient funding or otherwise to take advantage of potential business opportunities as they arise.

Our ability to comply with the covenants and restrictions contained in the Credit and Loan Agreements may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If the market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with these provisions could result in a default or an event of default. Upon an event of default, unless waived, the lenders could elect to terminate commitments, cease making further loans, require cash collateralization of letters of credit, cause its loans to become due and payable in full and force us into bankruptcy or liquidation. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and the holders of our stock could experience a partial or total loss of their investment.

Risks Related to Human Capital

The handling, transportation and disposal or treatment of regulated waste carries the risk of personal injury to employees and others.

Our business requires us to handle materials that may be infectious or hazardous to life and property in other ways. Although our products and procedures are designed to minimize exposure to these materials, the possibility of accidents, leaks, spills and acts of God always exists. Examples of possible exposure to such materials include truck accidents, damaged or leaking containers, improper storage of regulated waste by customers, improper placement by customers of materials into the waste stream that we are not authorized or able to process, such as certain body parts and tissues; or malfunctioning treatment plant equipment. Human beings, animals or property could be injured, sickened or damaged by exposure to regulated waste. This in turn could result in lawsuits in which we are found liable for such injuries, and substantial damages could be awarded against us. While we carry liability insurance intended to cover these contingencies, particular instances may occur that are not insured against or that are inadequately insured against. An uninsured or underinsured loss could be substantial and could impair our profitability and reduce our liquidity.

The loss of our senior executives could affect our ability to manage the business profitability.

Our growth and development to date has been largely dependent on the active participation and leadership of our senior management team consisting of the Company’s CEO and President, Executive Vice President and CFO, Vice President of Operations and Vice President of Sales and Marketing. We believe that the continued success of the business is largely dependent upon the continued employment of the senior management team and have, therefore, (i) entered into individual employment arrangements with key personnel and (ii) approved the Compensation and Incentive Plan for participation by the senior management team in order to provide an incentive for their continued employment with us. The unplanned loss or illness of one or more members of the senior management team and our inability to hire key employees could disrupt and adversely impact our ability to execute our business plan.

A change or deterioration in our relations with our employees or an increase in labor and employment costs could have a materially adverse effect on our business, financial condition and results of operations.

Labor and employment is one of our major costs and increases in employment costs could materially affect our cost structure and our profitability. We compete with other businesses in our markets for qualified employees and the labor supply is sometimes tight in our markets. A shortage of qualified employees or unionization efforts would require us to incur additional costs related to wages and benefits, inefficiencies in operations, unanticipated costs in sourcing temporary or third-party labor, legal fees and interference with customer relationships.
ITEM 1B. UNRESOLVED STAFF COMMENTS
As of the date of this report, we do not have any unresolved staff comments.
ITEM 2. PROPERTIES
The Company utilizes approximately 398,021 square feet of space across the U.S. including space for corporate offices in Houston, Texas. Sharps has manufacturing, assembly, storage, distribution and warehousing operations as well as two (2) fully-permitted owned facilities that house our processing and treatment operations. Our processing and treatment facilities which, are located in Carthage, Texas and in Nesquehoning, Pennsylvania, are currently permitted to treat and process 182 tons of medical, pharmaceutical and other healthcare-related waste per day.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information: The Company’s common stock is quoted on the NASDAQ capital market under the symbol “SMED”. Over the past three years, the Company’s common stock has had an average trading volume of approximately 2,396,350 shares traded per month. Stockholders: At August 23, 2021, there were 17,243,388, shares of common stock held by approximately 137 holders of record. However, the Company believes the number of beneficial owners exceeds this number. The last reported sale of the common stock on August 23, 2021 was $8.74 per share.
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

Securities Authorized for Issuance under Equity Compensation Plans:
The following equity compensation plan information is provided as of June 30, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
2010 Stock Plan as approved by shareholders (1)	354,621	$4.10	956,089
Notes:
(1) Represents stock options issued under the Sharps Compliance Corp. 2010 Stock Plan.
See Note 7 "Stock Based Compensation" in "Notes to Consolidated Financial Statements."

ITEM 6. SELECTED FINANCIAL DATA
The following selected historical financial data has been derived from our audited financial statements and should be read in conjunction with the historical Consolidated Financial Statements and related notes and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands except earnings per share data):

	Year Ended June 30,
	2021	2020	2019	2018	2017
Revenues	$76,424	$51,146	$44,312	$40,141	$38,188
Operating income (loss)	$12,302	$910	$447	$(577)	$(1,187)
Net income (loss)	$12,868	$2,266	$214	$(672)	$(1,293)

Net income (loss) per share:
Basic	$0.78	$0.14	$0.01	$(0.04)	$(0.08)
Diluted	$0.76	$0.14	$0.01	$(0.04)	$(0.08)

Total assets	$75,431	$54,136	$36,040	$33,231	$34,464
Total debt	$4,064	$5,163	$1,465	$2,002	$2,603
Cash	$27,767	$5,416	$4,512	$5,155	$4,675
Working capital	$27,945	$11,050	$10,575	$10,258	$10,488
Total stockholders’ equity	$46,584	$29,578	$26,126	$25,174	$25,287

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. See “Information Regarding Forward Looking Statements and "Item 1A, Risk Factors.”
RESULTS OF OPERATIONS
The following analyzes changes in the consolidated operating results and financial condition of the Company during the years ended June 30, 2021, 2020 and 2019, respectively. The following table sets forth for the periods indicated certain items from the Company’s Consolidated Statements of Operations (dollars in thousands except for percentages expressed as a percentage of revenues):

	Year Ended June 30,
	2021	%	2020	%	2019	%
Revenues	$76,424	100.0%	$51,146	100.0%	$44,312	100.0%
Cost of revenues	47,514	62.2%	35,384	69.2%	31,042	70.1%
Gross profit	28,910	37.8%	15,762	30.8%	13,270	29.9%
SG&A expense	15,761	20.6%	14,046	27.5%	12,003	27.1%
Depreciation and amortization	847	1.1%	806	1.6%	820	1.9%
Operating income	12,302	16.1%	910	1.8%	447	1.0%
Other income (expense)	2,036	2.7%	(226)	(0.4)%	(63)	(0.1)%
Income before income taxes	14,338	18.8%	684	1.3%	384	0.9%
Income tax expense (benefit)	1,470	1.9%	(1,582)	(3.1)%	170	0.4%
Net income	$12,868	16.8%	$2,266	4.4%	$214	0.5%
YEAR ENDED JUNE 30, 2021 AS COMPARED TO YEAR ENDED JUNE 30, 2020
Total revenues for the fiscal year ended June 30, 2021 of $76.4 million increased by $25.3 million, or 49.4%, from the total revenues for the fiscal year ended June 30, 2020 of $51.1 million. The increase in revenue is mainly due to increased billings in the Retail, Professional, Long-Term Care and Pharmaceutical Manufacturer markets. The net increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2021	2020	Variance
BILLINGS BY MARKET:
Retail	$40,513	$16,033	$24,480
Professional	17,966	15,637	2,329
Home Health Care	10,264	9,938	326
Pharmaceutical Manufacturer	5,224	4,661	563
Long-Term Care	4,159	3,324	835
Government	2,274	2,292	(18)
Environmental	570	247	323
Other	592	876	(284)
Subtotal	81,562	53,008	28,554
GAAP Adjustment *	(5,138)	(1,862)	(3,276)
Revenue Reported	$76,424	$51,146	$25,278
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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings):

	Year Ended June 30,
	2021	% Total	2020	% Total
BILLINGS BY SOLUTION:
Mailbacks	$54,755	67.1%	$28,440	53.7%
Route-based pickup services	13,677	16.8%	10,390	19.6%
Unused medications	8,159	10.0%	9,163	17.3%
Third party treatment services	570	0.7%	247	0.5%
Other (1)	4,401	5.4%	4,768	8.9%
Total billings	81,562	100.0%	53,008	100.0%
GAAP adjustment (2)	(5,138)		(1,862)
Revenue reported	$76,424		$51,146
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

The increase in billings was mainly due to an increase in the Retail ($24.5 million), Professional ($2.3 million), Long-Term Care ($0.8 million) and Pharmaceutical Manufacturer ($0.6 million) markets. Retail market billings increased 153% to $40.5 million as compared to $16.0 million in the prior year due primarily to an increase in billings for immunization related orders of $25.3 million partially offset by a decrease in unused medications billings in the retail market of $0.7 million. Professional market billings increased 15% to $18.0 million as compared to $15.6 million in the prior year. Long-Term Care market billings increased 25% to $4.2 million as compared to $3.3 million in the prior year due primarily to an increased volume of COVID-19 related waste management and ancillary supplies. Pharmaceutical Manufacturer billings increased 12% to $5.2 million as compared to $4.7 million in the prior year. Billings for Mailbacks, which represented 67.1% of total billings, increased 93% to $54.8 million as compared to $28.4 million in the prior year primarily related to the increase in billings related to immunization related orders and Pharmaceutical Manufacturer patient support programs. Billings for Route-based Pickup Services increased 32% to $13.7 million as compared to $10.4 million in the prior year and represented 16.8% of total billings.
Cost of revenues for the year ended June 30, 2021 of $47.5 million was 62.2% of revenues. Cost of revenues for the year ended June 30, 2020 of $35.4 million was 69.2% of revenue. The gross margin for the year ended June 30, 2021 of 37.8% increased compared to the gross margin for the year ended June 30, 2020 of 30.8% due to leverage from increased revenue.
Selling, general and administrative (“SG&A”) expense for the years ended June 30, 2021 and 2020 was $15.8 million and $14.0 million, respectively, but decreased as a percentage of revenues to 21%, compared to 28% in the prior year period related to a $0.6 million increase in management incentive compensation, including both stock and cash, a $0.3 million increase in board compensation and $0.7 million due to continued investments in sales and marketing.
The Company recorded operating income of $12.3 million for the year ended June 30, 2021 compared to operating income of $0.9 million for the year ended June 30, 2020. Operating income increased due to higher gross margin partially offset by higher SG&A expense (discussed above).
The Company recorded other income of $2.0 million for the year ended June 30, 2021 compared to other expense of $0.2 million for the year ended June 30, 2020. Other income increased due to the gain recorded in 2021 for the forgiveness of the Company's PPP Loan by the SBA in the amount of $2.2 million.
The Company reported income before income taxes of $14.3 million for the year ended June 30, 2021 versus income before income taxes of $0.7 million for the year ended June 30, 2020. Income before income taxes increased due to the increase in operating income and the gain on forgiveness of the PPP Loan (discussed above).

The Company’s effective tax rate for the years ended June 30, 2021 and 2020 was 10% and (232)%, respectively. The 2021 tax expense includes: (i) a net tax benefit of $1.5 million (or 10.5% of income before income taxes) associated with stock-based compensation, (ii) an increase to tax expense of $0.4 million (or 2.7% of income before taxes) for non-deductible compensation and (iii) a tax benefit of $0.5 million (or 3.2% of income before taxes) associated with the permanent exclusion of the book income recorded as a result of the PPP Loan forgiveness from taxable income. The 2020 effective tax rate is primarily due to a $1.7 million income tax benefit as a result of the release of the tax valuation allowance on the basis of the Company's reassessment of the recoverability of its deferred tax assets.

The Company reported net income of $12.9 million for the year ended June 30, 2021 compared to net income of $2.3 million for the year ended June 30, 2020. Net income increased due to the increase in income before taxes and the lower effective tax rate (discussed above).
The Company reported basic and diluted income per share of $0.78 and $0.76, respectively for the year ended June 30, 2021 versus basic and diluted income per share of $0.14 for the year ended June 30, 2020. Basic and diluted income per share increased due to the increase in net income (discussed above).
YEAR ENDED JUNE 30, 2020 AS COMPARED TO YEAR ENDED JUNE 30, 2019
Total revenues for the fiscal year ended June 30, 2020 of $51.1 million increased by $6.8 million, or 15.4%, from the total revenues for the fiscal year ended June 30, 2019 of $44.3 million. The increase in revenue is mainly due to increased billings in the Retail, Home Health Care, Long-Term Care, Professional and Pharmaceutical Manufacturer market. The increase in billings is partially offset by current year deferred revenue net of product returns on sales in prior periods. Billings by market are as follows (in thousands):

	Year Ended June 30,
	2020	2019	Variance
BILLINGS BY MARKET:
Retail	$16,033	$11,481	$4,552
Professional	15,637	15,071	566
Home Health Care	9,938	7,800	2,138
Pharmaceutical Manufacturer	4,661	4,146	515
Long-Term Care	3,324	2,542	782
Government	2,292	2,468	(176)
Environmental	247	290	(43)
Other	876	1,175	(299)
Subtotal	53,008	44,973	8,035
GAAP Adjustment *	(1,862)	(661)	(1,201)
Revenue Reported	$51,146	$44,312	$6,834
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

The increase in billings was primarily attributable to increased billings in the Retail ($4.6 million), Home Health Care ($2.1 million), Long-Term Care ($0.8 million), Professional ($0.6 million), and Pharmaceutical Manufacturer ($0.5 million) markets. The increase in Retail billings was due mainly to a $2.2 million increase in flu shot-related orders and increased unused medication billings of $2.0 million including both MedSafe and TakeAway Recovery System envelopes. The increase in Home Health Care billings was due primarily to an expanded relationship with a major healthcare distributor. Long-Term Care market billings increased primarily due to increased COVID-19 related waste management and ancillary supplies. The increase in Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sector, which consists largely of physicians, clinics, dentists, surgery centers, veterinarians and other healthcare professionals, who benefit from the cost-effective and convenient Sharps Recovery System™ and the Company’s route-based pick-up services. The overall increase in Professional market billings from organic growth was partially offset by decreases from mid March 2020 through early June 2020 related to state mandated closures associated with the COVID-19 pandemic that temporarily closed some of our dental, physician and other customer facilities. Most of the affected customers have since re-opened. Pharmaceutical Manufacturer billings increased primarily due to inventory builds for several current and new patient support programs. Billings for Mailbacks in the year ended June 30, 2020 increased 13% to $28.4 million as compared to $25.2 million in 2019 and represented 53.7% of total billings is primarily due to flu shot-related orders in our retail market. Billings for Route-Based Pickup Services increased 15% to $10.4 million in the year ended June 30, 2020 due to organic growth as compared to $9.0 million in 2019 and represented 19.6% of total billings. Billings for Unused Medications increased 32% to $9.2 million in the year ended June 30, 2020 as compared to $6.9 million in 2019 due to retail market sales of both MedSafe and TakeAway Recovery System envelopes and represented 17.3% of total billings.

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
•Since June 30, 2019, inventory levels have been increased (approximately 47%), which has also precipitated the need for additional warehouse space for the Company’s products. The Company is working to ensure it has adequate products and solutions to address the potential additional needs that could reasonably be expected to follow a pandemic of this magnitude. Whether it be supporting an expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the COVID-19 vaccine, or supporting the pick-up and processing of increased volumes of healthcare waste from the long-term care industry, we are well positioned to take advantage of these growth opportunities.

To date, external effects from the COVID-19 pandemic did not have a material adverse impact on the Company’s financial position and results of operations for the year ended June 30, 2021. The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak and the resulting impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets and consumer spending could have a material adverse impact on the financial results and business operations of the Company.

The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. To date, the Company has not identified any material adverse impact of COVID-19 on its financial position and results of operations.

The Company continues to focus on core markets and solution offerings that fuel growth. Its key markets include healthcare facilities, pharmaceutical manufacturers, home healthcare providers, long-term care, retail pharmacies and clinics and the professional market comprised of physicians, dentists, surgery centers, veterinary practices and other healthcare facilities. These markets require cost-effective services for managing medical, pharmaceutical and hazardous waste.
The Company believes its growth opportunities are supported by the following:
•A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers, labs, dialysis centers and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company has made ongoing investments in sales and marketing initiative to drive growth. Our sales team focuses on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering. Through targeted telemarketing initiatives, e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company's innovative solution offerings with a focus on individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 80% of the U.S. population.
•From July 2015 to July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 16,200 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.
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
•The shift of healthcare from traditional settings to the retail pharmacy and clinic markets, where the Company focuses on driving increased promotion of the Sharps Recovery System. According to the Centers for Disease Control ("CDC"), 44.9% of U.S. adults received a flu shot, and 32.2% of flu shots for adults were administered in a retail clinic in 2018. Over the flu seasons from 2011 to 2020, the Company saw a growth in the retail flu shot related orders in seven years of 10% to 36%, including a 25% increase in 2020, and declines in three years of 13% to 17%. Despite the volatility, Sharps believes the retail market should continue to contribute to long-term growth for the Company as consumers increasingly use alternative sites, such as retail pharmacies, to obtain flu and other immunizations.
•The passage of regulations for ultimate-user medication disposal allows the Company to offer new solutions (MedSafe and TakeAway Medication Recovery System envelopes) that meet the regulations for ultimate user controlled substances disposal (Schedules II-V) to retail pharmacies. Additionally, with the new regulations, the Company is able to provide the MedSafe and TakeAway Medication Recovery Systems to long-term care and hospice to address a long-standing issue within long-term care.
•Local, state and federal agencies have growing needs for solutions to manage medical and pharmaceutical waste. The Company’s Sharps Recovery System is ideal for as-needed disposal of sharps and other small quantities of medical waste generated within government buildings, schools and communities. The Company also provides TakeAway Medication Recovery System envelopes and MedSafe solutions to government agencies in need of proper and regulatory compliant medication disposal. The federal government, state agencies and non-profits recognize the need to fund programs that address prevention as it pertains to the opioid crisis. MedSafe and mailback envelopes for proper medication disposal are being funded for prevention programs.
•With an increased number of self-injectable medication treatments and local regulations, the Company believes its flagship product, the Sharps Recovery System, continues to offer the best option for proper sharps disposal at an affordable price. The Company delivers comprehensive services to pharmaceutical manufacturers that sell high-dollar, self-injectable medications, including data management, compliance reporting, fulfillment, proper containment with disposal, branding and conformity with applicable regulations. In addition, the Company provides self-injectors with online and retail purchase options of sharps mailback systems, such as the Sharp Recovery System and Complete Needle Collection & Disposal System, respectively.
•A heightened interest by many commercial companies who are looking to improve workplace safety with proper sharps disposal and unused medication disposal solutions. The Company offers a variety of services to meet these needs, including the Sharps Secure Needle Disposal System, Sharps Recovery System, Spill Kits and TakeAway Medication Recovery System envelopes.
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
•COVID-19 prompted healthcare demands and opportunities including the expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the COVID-19 vaccine, or supporting the pick-up and processing of the significantly increased volumes of healthcare waste from the long-term care industry.
•The Company’s financial position with a cash balance of $27.8 million (used for working capital needs), debt of $4.1 million and additional availability under the Credit and Loan Agreements as of June 30, 2021 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).
LIQUIDITY AND CAPITAL RESOURCES
Management believes that the Company’s current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months. Operating cash flows and the capacity from the Credit and Loan Agreements are the Company’s primary sources of liquidity.

Cash Flow
Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $22.4 million to $27.8 million at June 30, 2021 from $5.4 million at June 30, 2020 due to the following:
•Cash Flows from Operating Activities - Cash flow from operating activities was positively impacted by increased income and an increase in working capital.
•Cash Flows from Investing Activities - Cash flow from investing activities is for permitting and capital expenditures for plant and equipment additions of $2.9 million, including approximately $1.0 million and $0.5 million for expenditures at the Company's treatment facilities in Carthage, Texas and Nesquehoning, Pennsylvania, respectively.
•Cash Flows from Financing Activities – Cash flow from financing activities provided an increase in cash from proceeds from long-term debt of $1.0 million and proceeds from the exercise of stock options of $3.2 million offset by the repayment of debt of $0.8 million.
Credit Facility
On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (the "Credit Agreement"). The Credit Agreement, which expires on December 28,

2023, provides for a $14 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2021 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility. No amounts were outstanding under the working capital portion of the credit facility at June 30, 2021.
On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with the Company's existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date (August 21, 2019) with monthly payments beginning in the month after the advancing period ends. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.73% on June 30, 2021. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

On April 20, 2020, the Company received loan proceeds of $2.2 million under the Paycheck Protection Program (“PPP”) under a promissory note from its existing commercial bank (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the qualifying business. The loans and accrued interest may be forgivable as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. On June 15, 2021, the Company received a notification from its existing commercial bank that the Small Business Administration ("SBA") fully approved the Company's PPP Loan forgiveness request and that the PPP Loan, reflected in the Company’s balance sheet as Long-Term Debt, was forgiven. The Company recognized the gain on forgiveness of PPP loan in the financial statements during the fourth quarter of the year ending June 30, 2021. Although the PPP Loan has been forgiven, records are to be maintained for at least six years following the date of forgiveness as the SBA may still audit the eligibility of the Company's receipt of the PPP Loan proceeds. To the extent the eligibility is challenged, the Company may have to repay all or part of the PPP Loan.

The Company has availability under the Credit Agreement of $13.9 million ($5.9 million for the working capital and $8.0 million for the acquisitions) as of June 30, 2021 with the option to extend up to $17.9 million. The Company also had $0.1 million in letters of credit outstanding as of June 30, 2021.

The Credit and Loan Agreements contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contains customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit and Loan Agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of June 30, 2021.

The Company utilizes performance bonds to support operations based on certain state requirements. At June 30, 2021, the Company had performance bonds outstanding covering financial assurance up to $1.3 million.

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

The allocated transaction price for the sale of the compliance and container system is recognized upon delivery to the customer, at which time the customer has control. The allocated transaction price for the return transportation and treatment revenue is recognized when the customer returns the compliance and container system and the container has been received at the Company’s owned or contracted facilities. The compliance and container system is mailed or delivered by an alternative logistics provider to the Company’s owned or contracted facilities at which point the destruction or conversion and proof of receipt and treatment are performed on the container. Consideration received and allocated to the transportation and treatment performance obligation is recorded as a contract liability until the services are performed. Through regression analysis of historical data, the Company has determined that a certain percentage of all compliance and container systems sold may not be returned. Accordingly, a portion of the return transportation and treatment element is recognized at the point of sale. Furthermore, the current and long-term portions are determined through regression analysis and historical trends.

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

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of the evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. The Company has historically recorded a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized.

However, as of the year ended June 30, 2020, the Company released the full amount of the valuation allowance against its deferred tax assets on the basis of the Company's reassessment of the recoverability of its deferred tax assets.

The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company has not recognized any material uncertain tax positions for the years ended June 30, 2021, 2020 and 2019.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no material impact on the Company's consolidated financial statements and related disclosures from the modification of its arrangements as of June 30, 2021. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” ("Disclosure Controls") as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of June 30, 2021 pursuant to Rules 13a-15(b) and

15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of June 30, 2021.
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control system over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Company’s management, including the Company's Chief Executive Officer and President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, the Company’s management concluded that, as of June 30, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
ITEM 9B. OTHER INFORMATION
None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year relating to its Annual Meeting of Stockholders to be held on November 18, 2021.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file certain beneficial ownership reports with the SEC. To our knowledge, based solely on our review of copies of reports received by us and written representations by certain reporting persons, we believe that during fiscal year 2021, all Section 16(a) filing requirements applicable to our officers, directors, and persons who own more than 10% of our common stocks were complied with in a timely manner.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year, relating to its Annual Meeting of Stockholders to be held on November 18, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year, relating to its Annual Meeting of Stockholders to be held on November 18, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year, relating to its Annual Meeting of Stockholders to be held on November 18, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A with the SEC no later than 120 days after the close of the Registrant's last fiscal year, relating to its Annual Meeting of Stockholders to be held on November 18, 2021.

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

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.3 to the Registrant's Annual Report on Form 10-K), filed on August 28, 2019.
3.4	Amended and Restated Bylaws of Sharps Compliance Corp dated May 23, 1994 (incorporated by reference to Exhibit 3.2 to Form 8-K, filed November 19, 2010).
4.1	Specimen Stock Certificate (incorporate by reference from Exhibit 4.4 to form 10KSB40 (File No. 000-22390; Film No. 98716804), filed September 29, 1998)
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-34269; Film No. 201138112), filed August 26, 2020)
10.1	Form of Restricted Stock Award Agreement (file herewith)*
10.2
Sharps Compliance Corp. 2010 Stock Plan Amendment dated November 22, 2010, as amended on September 11, 2014 (incorporated by reference to Annex A of the Registrant’s Proxy Statement on Schedule 14A, filed October 1, 2014).*

10.3
Lease Agreement dated as of July 13, 2006, between Sharps Compliance, Inc. and Warehouse Associates Corporate Centre Kirby II, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-22390; Film No. 06962703), filed July 14, 2006).

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

10.11
Loan Agreement dated March 29, 2017, by and between Sharps Compliance, Inc. of Texas and a commercial bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 3, 2017).

10.12
Second Modification Agreement dated December 28, 2020, by and between Sharps Compliance, Inc. of Texas and a commercial bank and several guarantors as set forth therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2020).

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

10.28
Executive Employment Agreement Amendment by and between Sharps Compliance Corp. and David P. Tusa dated April 8, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 8, 2021).*

10.29
Agreement Amendment by and between Sharps Compliance Corp. and Diana P. Diaz dated April 8, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 8, 2021).*

10.30
Term Loan Agreement by and between certain wholly owned subsidiaries of Sharps Compliance Corp. and a commercial bank, dated January 22, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 22, 2021).

21.1	Subsidiaries of Sharps Compliance Corp. (filed herewith).
23.1	Consent of BDO USA, LLP (filed herewith).
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1+	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
32.2+	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Schema Document (filed herewith)

101.CAL	Inline XBRL Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	This exhibit is a management contract or a compensatory plan or arrangement.
+	This certification is deemed furnished for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SHARPS COMPLIANCE CORP.

Dated: August 25, 2021	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 25, 2021	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President and Director
(Principal Executive Officer)

Dated: August 25, 2021	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 25, 2021	By: /s/ SHARON R. GABRIELSON
Sharon R. Gabrielson
Chair of the Board of Directors

Dated: August 25, 2021	By: /s/ SUSAN N. VOGT
Susan N. Vogt
Director

Dated: August 25, 2021	By: /s/ PARRIS H. HOLMES
Parris H. Holmes
Director

Dated: August 25, 2021	By: /s/ WILLIAM PATRICK MULLOY II
William Patrick Mulloy II
Director

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Sharps Compliance Corp.
Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sharps Compliance Corp. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Mailbacks and Unused Medication Solution Revenues

As described in Note 2 to the consolidated financial statements, the Company’s mailbacks and unused medication solution revenues include revenue allocated to: (i) sale of compliance and container systems, and (ii) return transportation and treatment service. For the year ended June 30, 2021, the Company reported revenues for these solutions of $57.8 million. The Company estimates a standalone selling price for each performance obligation and recognizes the related revenue when the performance obligations have been satisfied. For the compliance and container system revenue, the Company estimates standalone selling price based on the product and services provided, including the expected cost plus a margin. This revenue is recognized when the compliance and container system is delivered to the customer. For return transportation and treatment service revenue, the allocated revenue is recognized when the customer returns the compliance and container system to the Company. In certain cases, the compliance and container system is not returned to the Company. The Company estimates the percentage of compliance and container systems it does not expect to be returned based on historical and expected future return rates and recognizes that revenue at the point of sale to the customer.

We identified the estimates used to determine the standalone selling prices for the compliance and container system and the estimates used to determine the expected return rates for transportation and treatment services as a critical audit matter. Management applies significant judgment to determine the standalone selling price of the compliance and container system performance obligation and applies significant judgment to determine the expected return rates. Auditing this matter involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

a.Evaluating the reasonableness of management’s judgments and assumptions used in determining the stand-alone selling price for the compliance and container system through: (i) assessing the appropriateness of the method used by management to determine cost, including the overhead allocation, and expected margin, (ii) evaluating the factors considered by management in determining the overhead allocation, and (iii) comparing expected margin used by management to historical margin.

b.Evaluating the reasonableness of management’s judgments and assumptions used in determining the expected return rates for transportation and treatment services through: (i) reviewing subsequent returns of container systems that had been sold in a previous year in order to perform a retrospective review of previous estimates of return rates, (ii) comparing the expected return rates to historical return rates, and (iii) testing a sample of returns and the underlying shipping documentation to evaluate the accuracy of the data used in the determination of the return rates.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Houston, Texas
August 25, 2021

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$27,767	$5,416
Accounts receivable, net	9,738	11,789
Inventory	6,114	5,638
Contract asset	20	156
Prepaid and other current assets	1,459	1,287
TOTAL CURRENT ASSETS	45,098	24,286
PROPERTY, PLANT AND EQUIPMENT, net	10,843	8,740
OPERATING LEASE RIGHT OF USE ASSET	8,353	8,747
FINANCING LEASE RIGHT OF USE ASSET, net	907	387
INVENTORY, net of current portion	989	1,064
OTHER ASSETS	110	154
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,239	2,771
DEFERRED TAX ASSET, net	157	1,252
TOTAL ASSETS	$75,431	$54,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,922	$3,291
Accrued liabilities	3,940	2,768
Operating lease liability	2,368	2,192
Financing lease liability	160	65
Current maturities of long-term debt	735	1,658
Contract liability	7,028	3,262
TOTAL CURRENT LIABILITIES	17,153	13,236
CONTRACT LIABILITY, net of current portion	1,461	705
OPERATING LEASE LIABILITY, net of current portion	6,118	6,671
FINANCING LEASE LIABILITY, net of current portion	741	337
OTHER LIABILITIES	45	104
LONG-TERM DEBT, net of current portion	3,329	3,505
TOTAL LIABILITIES	28,847	24,558
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 17,454,859 and 16,667,572 shares issued, respectively and 17,159,244 and 16,371,957 shares outstanding, respectively	176	168
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	34,333	30,203
Retained earnings	13,629	761
TOTAL STOCKHOLDERS’ EQUITY	46,584	29,578
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,431	$54,136
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Year Ended June 30,
	2021	2020	2019
REVENUES	$76,424	$51,146	$44,312
Cost of revenues	47,514	35,384	31,042
GROSS PROFIT	28,910	15,762	13,270
Selling, general and administrative	15,761	14,046	12,003
Depreciation and amortization	847	806	820
OPERATING INCOME	12,302	910	447
OTHER INCOME (EXPENSE)
Interest income	—	14	24
Interest expense	(194)	(127)	(87)
Income (loss) associated with derivative instrument	47	(113)	—
Gain on forgiveness of PPP loan	2,183	—	—
TOTAL OTHER INCOME (EXPENSE)	2,036	(226)	(63)
INCOME BEFORE INCOME TAXES	14,338	684	384
INCOME TAX EXPENSE (BENEFIT)
Current	375	(87)	(81)
Deferred	1,095	(1,495)	251
TOTAL INCOME TAX EXPENSE (BENEFIT)	1,470	(1,582)	170
NET INCOME	$12,868	$2,266	$214
NET INCOME PER COMMON SHARE
Basic	$0.78	$0.14	$0.01
Diluted	$0.76	$0.14	$0.01
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	16,593	16,249	16,116
Diluted	17,028	16,431	16,123
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances, June 30, 2018	16,377,636	$164	(295,615)	$(1,554)	$28,621	$(2,057)	$25,174
Stock-based compensation	—	—	—	—	400	—	400
Issuance of restricted stock	55,492	1	—	—	(1)	—	—
Cumulative effect of new accounting standard (Note 2)	—	—	—	—	—	338	338
Net income	—	—	—	—	—	214	214
Balances, June 30, 2019	16,433,128	165	(295,615)	(1,554)	29,020	(1,505)	26,126
Exercise of stock options	154,444	2	—	—	666	—	668
Stock-based compensation	—	—	—	—	518	—	518
Issuance of restricted stock	80,000	1	—	—	(1)	—	—
Net income	—	—	—	—	—	2,266	2,266
Balances, June 30, 2020	16,667,572	168	(295,615)	(1,554)	30,203	761	29,578
Exercise of stock options	712,394	7	—	—	3,157	—	3,164
Stock-based compensation	—	—	—	—	974	—	974
Issuance of restricted stock	74,893	1	—	—	(1)	—	—
Net income	—	—	—	—	—	12,868	12,868
Balances, June 30, 2021	17,454,859	$176	(295,615)	$(1,554)	$34,333	$13,629	$46,584
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,868	$2,266	$214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,989	1,606	1,663
Bad debt expense	157	111	81
Non-cash lease expense	—	—	46
Inventory write-offs	131	29	55
Loss on disposal of property, plant and equipment	1	16	21
Stock-based compensation expense	974	518	400
(Income) loss associated with derivative instrument	(47)	113	—
Deferred tax expense (benefit)	1,095	(1,495)	251
Vendor receivable write-off	—	657	—
Gain on forgiveness of PPP loan	(2,183)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,894	(2,971)	(3,000)
Inventory	(532)	(1,887)	(492)
Prepaid and other assets	(128)	(373)	(531)
Accounts payable and accrued liabilities	1,080	1,036	1,498
Contract asset and contract liability	4,658	1,066	719
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,957	692	925

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,803)	(3,969)	(749)
Proceeds from sale of property, plant and equipment	3	3	—
Additions to intangible assets	(82)	(188)	(282)
NET CASH USED IN INVESTING ACTIVITIES	(2,882)	(4,154)	(1,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,164	668	—
Proceeds of long-term debt	973	4,265	—
Repayments of long-term debt	(762)	(517)	(537)
Payments on financing lease liabilities	(99)	—	—
Payments of debt issuance costs	—	(50)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,276	4,366	(537)

NET INCREASE (DECREASE) IN CASH	22,351	904	(643)

CASH, beginning of year	5,416	4,512	5,155

CASH, end of year	$27,767	$5,416	$4,512

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$128	$99	$37

Interest paid on long-term debt	$193	$127	$89

NON-CASH INVESTING ACTIVITIES:
Transfer of equipment to inventory	$—	$28	$393
Property, plant and equipment financed through accounts payable	$(272)	$331	$12
Purchase of previously leased property, plant and equipment financed with note payable	$873	$—	$—
See accompanying notes to consolidated financial statements

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
NOTE 1 - ORGANIZATION AND BACKGROUND
Organization: The accompanying consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC, Bio-Team Mobile LLC and Citiwaste, LLC and Sharps Properties, LLC (collectively, “Sharps", the “Company”, "we" or "our"). All significant intercompany accounts and transactions have been eliminated upon consolidation.
Business: Sharps is a full-service national provider of comprehensive waste management services including medical, pharmaceutical and hazardous for small and medium quantity generators. The Company’s solutions include Sharps Recovery System™ (formerly Sharps Disposal by Mail System®), TakeAway Recovery System, TakeAway Medication Recovery System™, MedSafe®, TakeAway Recycle System™, ComplianceTRACSM, SharpsTracer®, Sharps Secure® Needle Disposal System, Complete Needle™ Collection & Disposal System, TakeAway Environmental Return System™, Pitch-It IV™ Poles, Asset Return System and Spill Kit Recovery System. The Company also offers route-based pickup services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States.
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

Concentration of Customers and Service Providers: There is an inherent concentration of credit risk associated with accounts receivable arising from sales to major customers. For the fiscal year ended June 30, 2021, two customers represented approximately 45% of revenues and 36%, or $3.5 million, of the total accounts receivable balance as of June 30, 2021. For the fiscal year ended June 30, 2020, two customers represented approximately 35% of revenues and 44%, or $5.2 million, of the total accounts receivable balance as of June 30, 2020. For the fiscal year ended June 30, 2019, two customers represented approximately 27% of revenues. In the event a major customer is lost, the Company may be adversely affected by its dependence on a limited number of high volume customers.
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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Year Ended June 30,
	2021	% Total	2020	% Total	2019	% Total
REVENUES BY SOLUTION:
Mailbacks	$49,617	64.9%	$26,578	52.0%	$24,501	55.2%
Route-based pickup services	13,677	17.9%	10,390	20.3%	9,029	20.4%
Unused medications	8,159	10.7%	9,163	17.9%	6,936	15.7%
Third party treatment services	570	0.7%	247	0.5%	290	0.7%
Other (1)	4,401	5.8%	4,768	9.3%	3,556	8.0%
Total revenues	$76,424	100.0%	$51,146	100.0%	$44,312	100.0%

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
JUNE 30, 2021, 2020 and 2019
Furthermore, the current and long-term portions of amounts historically referred to as deferred revenues (shown as Contract Liability on the condensed consolidated balance sheets) are determined through regression analysis and historical trends.

The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. For the fiscal years ended June 30, 2021, 2020 and 2019, the Company recorded billings from inventory builds that are held in vendor managed inventory under these service agreements of $3.9 million, $3.5 million and $2.7 million, respectively. As of June 30, 2021 and 2020, $3.7 million and $2.8 million, respectively, of solutions sold through that date were held in vendor managed inventory pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The contract asset is related to VMI service agreements within the mailbacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. The amount recognized for the twelve months ended June 30, 2021 and June 30, 2020 related to contract liabilities recorded as of June 30, 2020 and 2019 were $2.8 million. and $2.7 million, respectively. Incremental costs to obtain contracts that are deemed to be recoverable, primarily related to the payment of sales incentives for contracts in the route-based pickup service category, are capitalized as contract costs and included in prepaids and other current assets in the amount of $0.2 million and $0.1 million as of June 30 2021 and 2020, respectively. The amortization of capitalized sales incentives, which is included in selling, general and administrative expense was $0.2 million and less than $0.1 million for the years ended June 30, 2021 and 2020, respectively.

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

The Company is subject to income taxes in the United States and in numerous state tax jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. The Company has not recognized any material uncertain tax positions for the years ended June 30, 2021, 2020 and 2019. Tax return filings which are subject to review by federal and state tax authorities by jurisdiction are as follows:

•United States – fiscal years ended June 30, 2018 and after
•State of Texas – fiscal years ended June 30, 2016 and after
•States of California, Georgia, Pennsylvania and New York - fiscal years ended June 30, 2018 and after
•New York City - fiscal years ended June 30, 2018 and after
•Other States – fiscal years ended June 30, 2017 and after
None of the Company’s federal or state tax returns are currently under examination. The Company records income tax related interest and penalties, if applicable, as a component of the provision for income tax expense. However, there were no such amounts recognized in the consolidated statements of operations in the years ended June 30, 2021, 2020 and 2019.
Leases: The Company has operating leases for real estate, field equipment, office equipment and vehicles and financing leases for vehicles and office equipment. Operating leases are included in Operating Lease Right of Use ("ROU") Asset and Operating Lease Liability on the consolidated balance sheets. Financing leases are included in Financing Lease ROU Asset and Financing Lease Liability on the consolidated balance sheets. Operating and financing lease asset and liability amounts are measured and recognized based on discounted future cash flow payment amounts the Company expects to make over the expected term of the

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
underlying leases, including renewal periods the Company is reasonably certain to exercise. The lease liability for leases expected to be settled in twelve-months or less are classified as current liabilities. The general terms of the Company’s lease agreements require monthly payments. Some of the Company’s leases escalate either by fixed or variable amounts. Certain of the Company’s leases, which provide for variable lease payments based on index-based (i.e., the US Consumer Price Index) adjustments to lease payments over the term of the lease, are measured at the lease rate effective at the commencement of the lease or upon adoption, as applicable. Because the Company does not generally have access to the rate implicit in its leases, the Company utilizes its incremental borrowing rate as the discount rate for measuring the lease liability. At commencement, the operating lease ROU asset and lease liability are the same, with adjustments to the ROU asset for lease incentives and initial direct costs incurred. The Company reviews all options to extend, terminate or purchase its ROU assets at the commencement of the lease and on an ongoing basis and accounts for these options when they are reasonably certain of being exercised. The Company evaluates lease modifications as they occur and records such as a separate lease or an adjustment to the existing ROU asset and lease liability as appropriate. Operating lease expense is recorded on a straight-line basis over the lease term with amortization of the ROU asset calculated as the difference between the straight-line operating lease expense and the implied interest expense on the lease liability. Interest expense related to financing leases is calculated using the effective interest method and amortization of the financing lease ROU asset is recorded on a straight-line basis. On the statement of cash flows, operating lease expense is included in operating cash flows and repayment of financing leases is a financing activity.

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

Allowance for Doubtful Accounts	Balance Beginning of Year	Charges to Expense	Write-offs /Recoveries	Balance End of Year
2021	$162	$157	$(127)	$192
2020	$132	$111	$(81)	$162
2019	$102	$81	$(51)	$132
Stock-Based Compensation: Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Contingently issued awards with a requisite service period that precedes the grant date are measured and recognized at the start of the requisite service period and remeasured each reporting period until the grant date. Total stock-based compensation expense for the fiscal years ended June 30, 2021, 2020 and 2019 are as follows:

	Year Ended June 30,
	2021	2020	2019
Stock-based compensation expense included in:
Cost of revenues	$—	$4	$9
Selling, general and administrative	974	514	391
Total	$974	$518	$400
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
JUNE 30, 2021, 2020 and 2019
The fair value of the Company’s stock options was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2021	2020	2019
Weighted average risk-free interest rate	0.2%	0.3%	2.6%
Weighted average expected volatility	50%	49%	44%
Weighted average expected life (in years)	4.52	3.13	3.08
Dividend yield	—	—	—
The Company considers an estimated forfeiture rate for stock options based on historical experience and the anticipated forfeiture rates during the future contract life.
Goodwill and Other Identifiable Intangible Assets:  Finite-lived intangible assets are amortized over their respective estimated useful lives and evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying values may not be fully recoverable. Goodwill is assessed for impairment at least annually. The Company generally performs its annual goodwill impairment analysis using a quantitative approach. The quantitative goodwill impairment test identifies the existence of potential impairment by comparing the fair value of our single reporting unit with its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit’s goodwill is considered not to be impaired. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to that excess. The impairment charge recognized is limited to the amount of goodwill present in our single reporting unit. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the amount of any such charge. The Company performs its annual impairment assessment of goodwill during the fourth quarter of each fiscal year. The Company determined that there was no impairment during the years ended June 30, 2021, 2020 and 2019.
Intangible Assets: Intangible assets consist of (i) acquired customer relationships, (ii) permit costs related to the Company’s treatment facilities and transfer stations, (iii) patents and (iv) defense costs related to certain existing patents.
Cash: The Company maintains funds in bank accounts that, at times, may exceed the limit insured by the Federal Deposit Insurance Corporation (“FDIC”). The risk of loss attributable to these uninsured balances is mitigated by depositing funds only in high credit quality financial institutions. The Company has not experienced any losses in such accounts.
Inventory: Inventory consists primarily of raw materials and finished goods held for sale and are stated at the lower of cost or net realizable value using the average cost method. The Company periodically reviews the value and classification of items in inventory and provides write-downs or write-offs of inventory based on its assessment of physical deterioration, obsolescence, changes in price levels and other causes. Write-offs totaled $0.1 million or less for each of the fiscal years ended June 30, 2021, 2020 and 2019. The components of inventory are as follows (in thousands):

	As of June 30,
	2021	2020
Raw materials	$2,040	$1,402
Finished goods	5,063	5,300
Total inventory	7,103	6,702
Less: current portion	6,114	5,638
Inventory, net of current portion	$989	$1,064

The current portion of inventory includes amounts which the Company expects to sell in the next twelve month period based on historical sales.
Property, Plant and Equipment and Financing Lease ROU Assets: Property, plant and equipment, including third party software and implementation costs, is stated at cost, or fair value if acquired in a business combination or financing lease ROU assets, less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets or the term of the lease. Additions, improvements and renewals significantly adding to the asset value or extending

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
the life of the asset are capitalized. Ordinary maintenance and repairs, which do not extend the physical or economic life of the property or equipment, are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the results of operations for the period.
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
Impairment of Long-lived Assets: The Company evaluates the recoverability of property, plant and equipment and intangible or other assets if facts and circumstances indicate that any of those assets might be impaired. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to fair value is necessary. No impairment loss was recognized during the years ended June 30, 2021, 2020 and 2019.
Accrued Liabilities: The components of Accrued Liabilities on the balance sheet as of June 30, 2021 and 2020 are as follows:

	As of June 30,
	2021	2020 (1)
Accrued compensation	$1,399	$767
Customer-related payables	1,214	1,108
Vendor-related payables	836	388
Other	491	505
Total	$3,940	$2,768
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
Shipping and Handling Fees and Costs: The Company records amounts billed to customers for shipping and handling as revenue. Costs incurred by the Company for shipping and handling have been classified as cost of revenues.
Advertising Costs: Advertising costs are charged to expenses when incurred and totaled $0.9 million for each of the fiscal years ended June 30, 2021, 2020 and 2019.
Research and Development Costs: Research and development costs are charged to expense when incurred. Research activities represent an important part of the Company’s business and include both internal labor costs and payments to third parties related to the processes of discovering, testing and developing new products, improving existing products, as well as demonstrating product efficacy and regulatory compliance prior to launch of new products and services. Research and development expenses paid the third parties totaled less than $0.1 million for each of the fiscal years ended June 30, 2021, 2020 and 2019.
Employee Benefit Plans: In addition to group health-related benefits, the Company maintains a 401(k) employee savings plan available to all full-time employees. The Company matches a portion of employee contributions with cash (25% of employee contribution up to 6%). Company contributions to the 401(k) plan were less than $0.1 million in each of the fiscal years ended June 30, 2021, 2020 and 2019, respectively and are included in selling, general and administrative expenses. For purposes of the group health benefit plan, the Company self-insures an amount equal to the excess of the employees’ deductible (range from $2,500 for each individual and family member covered) up to the amount by which the third-party insurance coverage begins (ranges from $2,500 for individual up to $10,000 for family coverage). The amount of liability at June 30, 2021 and 2020 was less than $0.1 million and is included in accrued liabilities. The Company also has an incentive plan for executives of the Company, which provides for performance based cash and stock-based compensation awards. There was $0.6 million recognized during the year ended June 30, 2021 for the incentive plan; no expense was recognized during the years 2020 and 2019 for cash awards pursuant to the plan.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
Net Income (Loss) Per Share: Basic earnings per share excludes dilution and is determined by dividing net income (loss) by the weighted average number of common shares outstanding including participating securities during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.
Fair Value of Financial Instruments: The Company considers the fair value of all financial instruments, including cash, accounts receivable and accounts payable to approximate their carrying values at year-end due to their short-term nature. The carrying value of the Company’s debt approximates fair value due to the market rates of interest. The fair value of the Company's interest rate swap related to a portion of its long-term debt is included in other long-term and short-term liabilities in the amount of $0.1 million as of June 30, 2021 and 2020.
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
Deferred Offering Costs: The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with an offering as deferred offering costs in Other Assets (long-term) in the Consolidated Balance Sheets until such financings are consummated. These deferred costs will be reclassified to stockholders' equity or debt in the event the Company completes a debt or equity offering.
Recently Issued Accounting Standards:

In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no material impact on the Company's consolidated financial statements and related disclosures from the modification of its arrangements as of June

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
30, 2021. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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
Reclassification of Prior Year Presentation in the Consolidated Balance Sheets: Certain prior year amounts have been reclassified for consistency with the current year presentation in the Consolidated Balance Sheets. The change in classification does not affect previously reported total current assets, total assets, total current liabilities, total liabilities or total stockholders' equity in the Consolidated Balance Sheets.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
At June 30, 2021 and 2020, property, plant and equipment consisted of the following (in thousands):

		June 30,
	Useful Life	2021	2020
Furniture and fixtures	3 to 5 years	$248	$245
Plant and equipment	3 to 17 years	11,305	9,053
Manufacturing	15 years	169	169
Computers and software	3 to 5 years	2,435	2,132
Leasehold improvements	Life of Lease	6,652	3,192
Land		97	19
Building	40 years	938	—
Construction-in-progress		296	3,507
		22,140	18,317
Less: accumulated depreciation		10,390	9,190
Less: financing lease ROU asset, net (1)		907	387
Net property, plant and equipment		$10,843	$8,740
(1) Financing lease ROU assets in the net amount of $0.9 million and $0.4 million as of June 30, 2021 and 2020, respectively, are incorporated with leasehold improvements. Accumulated depreciation related to financing lease assets was $0.1 million and less than $0.1 million as of June 30, 2021 and 2020, respectively.
Total depreciation expense in the fiscal years ended June 30, 2021, 2020 and 2019 was $1.4 million, $1.0 million and $1.1 million, respectively. Depreciation expense included in cost of revenues was $1.1 million for the fiscal year ended 2021, and $0.8 million for each of the fiscal years ended 2020 and 2019.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
NOTE 4 – INCOME TAXES
The components of income tax expense (benefit) are as follows (in thousands):

	Year ended June 30,
	2021	2020	2019
Current:
Federal	$—	$(122)	$(123)
State	375	35	42
Total current	$375	$(87)	$(81)

Deferred:
Federal	$1,205	$(1,406)	$217
State	(110)	(89)	34
Total deferred	1,095	(1,495)	251
Net income tax expense (benefit)	$1,470	$(1,582)	$170
The reconciliation of the statutory income tax rate to the Company’s effective income tax rate for the fiscal years ended June 30, 2021, 2020 and 2019 is as follows:

	Year Ended June 30,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State income taxes, net	1.4%	(1.0)%	22.9%
Non-deductible expenses	0.2%	1.6%	2.7%
Stock-based compensation	(10.5)%	0.7%	16.1%
Non-deductible compensation	2.7%	—%	—%
PPP loan	(3.2)%	—%	—%
Research and development credits	(1.3)%	(5.3)%	7.3%
Other	—%	(1.5)%	1.5%
Effective rate before valuation allowance	10.3%	15.5%	71.5%
Change in valuation allowance	—%	(247.1)%	(27.2)%
Effective tax rate	10.3%	(231.6)%	44.3%

The Company has historically recorded a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. However, as of the year ended June 30, 2020, the Company released the full amount of the valuation allowance against its deferred tax assets on the basis of the Company's reassessment of the recoverability of its deferred tax assets.

At each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of the years ended June 30, 2021 and June 30, 2020, the Company had a cumulative positive amount of pretax income over a period of three years. The Company expects to utilize all U.S. federal and state net operating loss carryforward balances and all remaining research and development credits.

At June 30, 2021 and 2020, the significant components of deferred tax assets and liabilities are as follows (in thousands):

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019

	June 30,
	2021	2020
Deferred tax assets relating to:
Stock-based compensation	$85	$211
Research and development credits	717	490
Inventory	68	98
Professional fees	193	175
Deferred tax assets related to other items	251	140
Net operating loss carryforwards	142	1,016
Total deferred tax assets	1,456	2,130
Deferred tax liabilities related to depreciable and amortizable assets	(1,278)	(836)
Deferred tax liabilities related to other items	(21)	(42)
Net deferred tax asset	$157	$1,252
At June 30, 2021, the Company had net operating loss carryforwards of $0.7 million, which will expire, if unused, between June 30, 2037 and June 30, 2038. At June 30, 2021, the Company had various tax credit carryforwards of $0.7 million which will expire beginning on June 30, 2030.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerated the Company's ability to recover refundable AMT credits to 2018 and 2019. As such, the Company recorded the remaining balance of its AMT credits as a current income tax receivable at June 30, 2020. The Company received $0.3 million and $0.2 million of refundable AMT credits in the years ended June 30, 2021 and 2020, respectively.

NOTE 5 - NOTES PAYABLE AND LONG-TERM DEBT
On March 29, 2017, the Company entered into to a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (the "Credit Agreement"). The Credit Agreement, which expires on December 28, 2023, provides for a $14 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio. The interest rate as of June 30, 2021 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the credit facility.
On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date (August 21, 2019) with monthly payments beginning in the month after the advancing period ends. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.73% on June 30, 2021. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.
On January 22, 2021, certain wholly owned subsidiaries of the Company entered into a real estate term loan agreement (the "Real Estate Loan Agreement" and together with the Credit Agreement and the Loan Agreement, the "Credit and Loan Agreements") with the Company's existing commercial bank. The Real Estate Loan Agreement provides for a five-year,

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019

$0.9 million facility, the proceeds of which have been utilized to purchase the property in Pennsylvania which had previously been leased by the Company for its operations. The Real Estate Loan Agreement matures five-years from January 22, 2021 with monthly payments based on a 20-year amortization and bears interest at 4%.
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
On June 15, 2021, the Company received a notification from its existing commercial bank that the Small Business Administration ("SBA") fully approved the Company's PPP Loan forgiveness request and that the PPP Loan, reflected in the Company’s balance sheet as Long-Term Debt, was forgiven. The Company recognized the gain on forgiveness of PPP loan in the financial statements during the fourth quarter of the year ending June 30, 2021. Although the PPP Loan has been forgiven, records are to be maintained for at least six years following the date of forgiveness as the SBA may still audit the eligibility of the Company's receipt of the PPP Loan proceeds. To the extent the eligibility is challenged, the Company may have to repay all or part of the PPP Loan.

At June 30, 2021 and 2020, long-term debt consisted of the following (in thousands):

	June 30,
	2021	2020
Acquisition loan, monthly payments of $43; maturing March 2022.	$431	$948
Equipment loan, monthly payments of $17; maturing August 2024, net of debt issuance costs of $40	830	929
Real estate loans, monthly payments of $9; maturing August 2024 and January 2026	2,803	1,103
Paycheck Protection Program loan	—	2,183
Total long-term debt	4,064	5,163
Less: current portion	735	1,658
Long-term debt, net of current portion	$3,329	$3,505
The Company has availability under the Credit Agreement of $13.9 million ($5.9 million for the working capital portion and $8.0 million for the acquisitions) as of June 30, 2021 with the option to extend the availability up to $17.9 million. The Company also has $0.1 million in letters of credit outstanding as of June 30, 2021.
The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit Agreement. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of June 30, 2021.
Payments due on long-term debt subsequent to June 30, 2021 are as follows (in thousands):

Twelve Months Ending June 30,
2022	$735
2023	316
2024	316
2025	2,041
2026	696
$4,104

NOTE 6 - EQUITY TRANSACTIONS
During the years ended June 30, 2021, 2020 and 2019, stock options to purchase shares of the Company's common stock were exercised as follows (in thousands except per share amounts):

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019

	Year ended June 30,
	2021	2020	2019
Options exercised	712	154	—
Proceeds	$3,164	$668	$—
Average exercise price per share	$4.44	$4.32	$—

NOTE 7 - STOCK BASED COMPENSATION
The Company sponsors the Sharps Compliance Corp. 2010 Stock Plan (the “2010 Plan”) covering employees, consultants and non-employee directors. The 2010 Plan provides for the granting of stock-based compensation (stock options or restricted stock) of up to 3,000,000 shares of the Company’s common stock of which 354,621 options and restricted shares are outstanding as of June 30, 2021. Options granted generally vest over a period of four years and expire seven years after the date of grant. Restricted stock generally vests over one year. As of June 30, 2021, there were 956,089 shares available for grant under the 2010 Plan.
The summary of activity for all restricted stock during the fiscal years ended June 30, 2021, 2020 and 2019  is presented in the table below (in thousands):

	Year ended June 30,
	2021	2020	2019
Unvested at beginning of the year	22	13	13
Granted	75	80	63
Vested	(83)	(71)	(55)
Forfeited	—	—	(8)
Unvested at end of the year	14	22	13
The weighted average fair value per share of restricted stock granted during the fiscal years ended June 30, 2021, 2020 and 2019 was $7.53, $4.31 and $3.53, respectively. The weighted average fair value per share of restricted stock which vested during the fiscal years ended June 30, 2021, 2020 and 2019 was $6.74, $4.12 and $3.69, respectively.
The summary of activity for all stock options during the fiscal years ended June 30, 2021, 2020 and 2019 is presented in the table below (in thousands except per share amounts):

	Options Outstanding	Weighted Average Exercise Price
Options Outstanding at June 30, 2018	920	$4.57
Granted	578	$3.73
Forfeited or canceled	(218)	$4.16

Options Outstanding at June 30, 2019	1,280	$4.26
Granted	82	$6.74
Exercised	(154)	$4.32
Forfeited or canceled	(63)	$3.95

Options Outstanding at June 30, 2020	1,145	$4.45
Granted	27	$7.57
Exercised	(712)	$4.44
Forfeited or canceled	(119)	$6.61

Options Outstanding at June 30, 2021	341	$3.96

Options Exercisable at June 30, 2021	33	$4.85

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
The following table summarizes information about stock options outstanding as of June 30, 2021 (in thousands except per share amounts):

	Options Outstanding
Range of Exercise Price	Outstanding as of June 30, 2021	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price
$2.51 - $3.75	35	4.42	$3.26
$3.76 - $5.00	294	4.38	$3.93
$5.01 - $7.50	12	1.81	$6.68
	341		$3.96
The following table summarizes information about stock options exercisable as of June 30, 2021 (in thousands except per share amounts):

	Options Exercisable
Range of Exercise Price	Exercisable as of June 30, 2021	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price
$2.51 - $3.75	10	4.42	$3.26
$3.76 - $5.00	13	1.92	$4.56
$5.01 - $7.50	10	1.15	$6.75
	33		$4.85
As of June 30, 2021, there was $0.3 million of stock option and restricted stock compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 1.54 years.

NOTE 8 - LEASES
During the twelve months ended June 30, 2021, lease cost amounts, which reflect the fixed rent expense associated with operating and financing leases, are as follows (in thousands):

	Year Ended June 30,
	2021	2020
Lease cost (1) - fixed rent expense:
Operating lease cost included in:
Cost of revenues	$2,448	$1,851
Selling, general and administrative	452	451
Financing lease cost included in:
Cost of revenues (amortization expense)	91	26
Interest expense	18	4
Total	$3,009	$2,332

(1) Short-term lease cost and variable lease cost were not significant during the period.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019

During the twelve months ended June 30, 2021, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Year Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$2,844	$2,274
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Reduction to ROU asset due to acquisition of previously leased asset	$(904)	$—
Additions and modifications to ROU asset obtained from new operating lease liabilities	$2,994	$6,214
Additions to ROU asset obtained from operating lease liabilities upon adoption of new guidance	$—	$4,591
Additions to ROU asset obtained from new financing lease liabilities	$598	$387

As of June 30, 2021, the weighted average remaining lease term for all operating and financing leases is 3.92 years and 5.42 years. The weighted average discount rate associated with operating and financing leases as of June 30, 2021 is 4% and 3%, respectively.

The future payments due under leases as of June 30, 2021 is as follows (in thousands):

Future payments due in the year ended June 30,	Operating leases	Financing leases
2022	$2,703	$186
2023	2,267	183
2024	2,066	182
2025	1,643	178
2026	614	162
Thereafter	124	89
Total undiscounted lease payments	9,417	980
Less effects of discounting	(931)	(79)
Lease liability recognized	$8,486	$901

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Performance bonds: The Company utilizes performance bonds to support operations based on certain state requirements. At June 30, 2021, the Company had performance bonds outstanding covering financial assurance up to $1.3 million.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021, 2020 and 2019
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
The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per share amounts):

	Year Ended June 30,
	2021	2020	2019
Net income as reported	$12,868	$2,266	$214

Weighted average common shares outstanding	16,593	16,249	16,116
Effect of dilutive stock options	435	182	7
Weighted average diluted common shares outstanding	17,028	16,431	16,123

Net income per common share
Basic	$0.78	$0.14	$0.01
Diluted	$0.76	$0.14	$0.01
Employee stock options excluded from computation of diluted income per share amounts because their effect would be anti-dilutive	—	206	1,173

NOTE 11 – GOODWILL AND INTANGIBLE ASSETS
At June 30, 2021 and 2020, intangible assets consisted of the following (in thousands):

		June 30,
		2021			2020
	Estimated Useful Lives	Original Amount	Accumulated Amortization	Net Amount	Original Amount	Accumulated Amortization	Net Amount
Customer relationships	7 years	$3,007	$(2,207)	$800	$3,007	$(1,780)	$1,227
Permits	6 - 15 years	1,974	(705)	1,269	1,892	(596)	1,296
Patents	5 - 17 years	420	(327)	93	420	(311)	109
Tradename	7 years	270	(193)	77	270	(154)	116
Non-compete	5 years	117	(117)	—	117	(94)	23
Total intangible assets, net		$5,788	$(3,549)	$2,239	$5,706	$(2,935)	$2,771
Amortization expense was $0.6 million for the fiscal year ended June 30, 2021, and $0.6 million for each of the fiscal years ended 2020 and 2019.
As of June 30, 2021, future amortization of intangible assets is as follows (in thousands):

Year Ended June 30,
2022	$624
2023	570
2024	159
2025	158
2026	158
Thereafter	570
$2,239