Form 10-Q
period 2021-09-30
SHARPS COMPLIANCE CORP
filed 2021-11-03
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2021, there were 19,229,244 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	September 30,	June 30,
	2021	2021
ASSETS
CURRENT ASSETS
Cash	$41,162	$27,767
Accounts receivable, net	9,847	9,738
Inventory	7,272	6,114
Contract asset	27	20
Prepaid and other current assets	1,756	1,459
TOTAL CURRENT ASSETS	60,064	45,098
PROPERTY, PLANT AND EQUIPMENT, net	10,508	10,843
OPERATING LEASE RIGHT OF USE ASSET	7,919	8,353
FINANCING LEASE RIGHT OF USE ASSET, net	934	907
INVENTORY, net of current portion	982	989
OTHER ASSETS	118	110
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,109	2,239
DEFERRED TAX ASSET, net	413	157
TOTAL ASSETS	$89,782	$75,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,972	$2,922
Accrued liabilities	3,750	3,940
Operating lease liability	2,240	2,368
Financing lease liability	174	160
Current maturities of long-term debt	622	735
Contract liability	5,965	7,028
TOTAL CURRENT LIABILITIES	15,723	17,153
CONTRACT LIABILITY, net of current portion	1,352	1,461
OPERATING LEASE LIABILITY, net of current portion	5,810	6,118
FINANCING LEASE LIABILITY, net of current portion	772	741
OTHER LIABILITIES	44	45
LONG-TERM DEBT, net of current portion	3,236	3,329
TOTAL LIABILITIES	26,937	28,847
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 19,524,859 and 17,454,859 shares issued, respectively and 19,229,244 and 17,159,244 shares outstanding, respectively	197	176
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	51,363	34,333
Retained earnings	12,839	13,629
TOTAL STOCKHOLDERS' EQUITY	62,845	46,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,782	$75,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2021	2020
REVENUES	$13,915	$13,151
Cost of revenues	10,494	9,528
GROSS PROFIT	3,421	3,623
Selling, general and administrative	4,200	3,788
Depreciation and amortization	218	204
OPERATING LOSS	(997)	(369)
OTHER INCOME (EXPENSE)
Interest expense	(56)	(32)
Income associated with derivative instrument	7	5
TOTAL OTHER EXPENSE	(49)	(27)
LOSS BEFORE INCOME TAXES	(1,046)	(396)
INCOME TAX BENEFIT - Deferred	(256)	(103)
NET LOSS	$(790)	$(293)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.04)	$(0.02)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Diluted	17,879	16,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2021	17,454,859	$176	(295,615)	$(1,554)	$34,333	$13,629	$46,584
Issuance of common stock pursuant to secondary offering, net	2,070,000	21	—	—	16,750	—	16,771
Stock-based compensation	—	—	—	—	280	—	280
Net loss	—	—	—	—	—	(790)	(790)
Balances, September 30, 2021	19,524,859	$197	(295,615)	$(1,554)	$51,363	$12,839	$62,845

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
Exercise of stock options	50,531	1	—	—	224	—	225
Stock-based compensation	—	—	—	—	162	—	162
Net loss	—	—	—	—	—	(293)	(293)
Balances, September 30, 2020	16,718,103	$169	(295,615)	$(1,554)	$30,589	$468	$29,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(790)	$(293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	582	423
Bad debt expense	25	65
Inventory write-off	—	10
Loss on disposal of property, plant and equipment	—	1
Stock-based compensation expense	280	162
Income associated with derivative instrument	(7)	(5)
Deferred tax benefit	(256)	(103)
Changes in operating assets and liabilities:
Accounts receivable	(134)	1,095
Inventory	(1,151)	182
Prepaid and other assets	(305)	296
Accounts payable and accrued liabilities	(116)	(311)
Contract asset and contract liability	(1,179)	239
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,051)	1,761
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(47)	(925)
Additions to intangible assets	(18)	(48)
NET CASH USED IN INVESTING ACTIVITIES	(65)	(973)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	225
Proceeds from issuance of common stock, net	16,771	—
Proceeds from long-term debt	—	508
Repayments of long-term debt	(206)	(152)
Payments on financing lease liabilities	(54)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,511	581
NET INCREASE IN CASH	13,395	1,369
CASH, beginning of period	27,767	5,416
CASH, end of period	$41,162	$6,785
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$170	$(283)
Interest paid on long-term debt	$58	$23
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$20	$85

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 2021, the results of its operations for the three months ended September 30, 2021 and 2020, cash flows for the three months ended September 30, 2021 and 2020, and stockholders’ equity for the three months ended September 30, 2021 and 2020. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (dollar amounts in thousands):

	Three-Months Ended September 30,
	2021	% Total	2020	% Total
REVENUES BY SOLUTION:
Mailbacks	$6,748	48.5%	$6,162	46.8%
Route-based pickup services	3,199	23.0%	3,156	24.0%
Unused medications	2,629	18.9%	2,361	18.0%
Third party treatment services	31	0.2%	135	1.0%
Other (1)	1,308	9.4%	1,337	10.2%
Total revenues	$13,915	100.0%	$13,151	100.0%

(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

Vendor Managed Inventory ("VMI") - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three months ended September 30, 2021 and 2020, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $0.1 million and $1.0 million, respectively. As of September 30, 2021 and June 30, 2021, $3.1 million and $3.7 million, respectively, of solutions sold through that date were held in VMI pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The contract asset is related to VMI service agreements within the maibacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. The amount recognized during the three months ended September 30, 2021 and 2020 related to contract liabilities recorded as of June 30, 2021 and 2020 were $2.4 million and $0.8 million, respectively.

Income Taxes: Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. No such allowance was deemed necessary based on the Company's assessment of the recoverability of its deferred tax assets.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no material impact on the Company's consolidated financial statements and related disclosures from the modification of its arrangements as of September 30, 2021. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 24.5% and 26.0%, respectively. During the three months ended September 30, 2021 and 2020, the effective tax rate is based on the statutory federal tax rate of 21% as well as an approximated state income tax rate net of the federal benefit.

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

During the three months ended September 30, 2021 and 2020, lease cost amounts, which reflect the fixed rent expense associated with operating and financing leases, are as follows (in thousands):

	Three-Months Ended September 30,
	2021	2020
Lease cost (1) - fixed rent expense:
Operating lease cost included in:
Cost of revenues	$653	$571
Selling, general and administrative	110	113
Financing lease cost included in:
Cost of revenues (amortization expense)	65	18
Interest expense	8	4
Total	$836	$706

(1) Short-term lease cost and variable lease cost were not significant during the period.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended September 30, 2021 and 2020, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Three-Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$774	$646
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$340	$1,676
Additions to ROU asset obtained from new financing lease liabilities	$99	$—

As of September 30, 2021, the weighted average remaining lease term for all operating and financing leases is 3.80 years 5.23 years. The weighted average discount rate associated with operating and financing leases as of September 30, 2021 is 4% and 3%, respectively.
The future payments due under operating leases as of September 30, 2021 is as follows (in thousands):

Future payments due in the twelve months ended September 30,	Operating lease	Financing lease
2022	$2,505	$201
2023	2,224	198
2024	1,999	198
2025	1,480	191
2026	328	165
Thereafter	108	71
Total undiscounted lease payments	8,644	1,024
Less effects of discounting	(594)	(78)
Lease liability recognized	$8,050	$946

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (“Credit Agreement”). The amended Credit Agreement, which expires on December 28, 2023, provides for a $14.0 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8.0 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2021 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.71% on September 30, 2021. The Company has entered into a forward rate lock which fixed the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

At September 30, 2021 and June 30, 2020, long-term debt consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Acquisition loan, monthly payments of $43; maturing March 2022	$302	$431
Equipment loan, monthly payments of $17; maturing August 2024, net of debt issuance costs of $38	780	830
Real estate loans, monthly payments of $9; maturing August 2024 and January 2026	2,776	2,803
Total long-term debt	3,858	4,064
Less: current portion	622	735
Long-term debt, net of current portion	$3,236	$3,329

The Company has availability under the Credit Agreement of $13.3 million ($5.3 million for the working capital and $8.0 million for acquisitions) as of September 30, 2021 with the option to extend the availability up to $17.3 million. The Company has $0.7 million in letters of credit outstanding as of September 30, 2021.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of September 30, 2021.

Payments due on long-term debt subsequent to September 30, 2021 are as follows (in thousands):

Twelve Months Ending September 30,
2022	$622
2023	320
2024	2,238
2025	44
2026 and thereafter	672
$3,896

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Contingently issued awards with a requisite service period that precedes the grant date are measured and recognized at the start of the requisite service period and remeasured each reporting period until

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the grant date. Total stock-based compensation expense for the three months ended September 30, 2021 and 2021 is as follows (in thousands):

	Three-Months Ended September 30,
	2021	2020
Stock-based compensation expense included in:
Cost of revenues	$9	$—
Selling, general and administrative	271	162
Total	$280	$162

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

The Company’s restricted stock awards are included in the calculations for diluted weighted average shares since these shares have full voting rights and are entitled to participate in dividends declared on common shares, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic and diluted EPS using the two-class method. For the periods presented, the amount of earnings allocated to the participating securities was not material.

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share amounts):

	Three-Months Ended September 30,
	2021	2020
Net loss as reported	$(790)	$(293)

Weighted average common shares outstanding	17,879	16,391
Effect of dilutive stock options	—	—
Weighted average diluted common shares outstanding	17,879	16,391

Net loss per common share
Basic and Diluted	$(0.04)	$(0.02)
Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	—	25

NOTE 10 - EQUITY TRANSACTIONS

During the three months ended September 30, 2021 and 2020, respectively, stock options to purchase shares of the Company's common stock were exercised as follows:

	Three-Months Ended September 30,
	2021	2020

Options exercised	—	50,531
Proceeds (in thousands)	$—	$225
Average exercise price per share	$—	$4.44

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2021, there was $1.5 million of stock compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.98 years.

On August 30, 2021, the Company closed its previously announced underwritten secondary offering of a total of 2,070,000 shares of its common stock at a public offering price of $8.65 per share, including the exercise in full by the underwriter of its option to purchase an additional 270,000 shares to cover over-allotments in connection with the offering. After the underwriting discount and offering expenses payable by the Company of $1.1 million, the Company received net proceeds of approximately $16.8 million.

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	September 30, 2021	June 30, 2021
Raw materials	$2,449	$2,040
Finished goods	5,805	5,063
Total inventory	8,254	7,103
Less: current portion	7,272	6,114
Inventory, net of current portion	$982	$989

The current portion of inventory includes amounts which the Company expects to sell in the next twelve month period based on historical sales.

NOTE 12 - SUBSEQUENT EVENTS

Effective on October 22, 2021, the Company acquired Affordable Medical Waste LLC, a route-based provider of medical waste solutions with over 500 locations in the Midwest, primarily in Indiana, for $2.2 million paid in cash from funds on hand.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words "may,", "could", "position," "plan," "potential," "continue," "anticipate," "believe," "expect," "estimate," "project" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the known and unknown risks, uncertainties and assumptions related to certain factors, including without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein including the impact of the coronavirus COVID-19 (“COVID-19”) pandemic on our operations and financial results. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q or refer to our Annual Report on Form 10-K. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and as such should not consider the preceding list or the risk factors to be a complete list of all potential risks and uncertainties. The Company does not intend to update these forward-looking statements.

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

Significant Developments During the First Quarter of Fiscal Year 2022
Capital Markets Activity:

On August 30, 2021, the Company closed its previously announced underwritten secondary offering of a total of 2,070,000 shares of its common stock at a public offering price of $8.65 per share, including the exercise in full by the underwriter of its option to purchase an additional 270,000 shares to cover over-allotments in connection with the offering. After the underwriting discount and offering expenses payable by the Company, the Company received net proceeds of approximately $16.8 million.

Impact Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the three months ended September 30, 2021 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
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
Related to customer demand, the Company saw temporary closures of about 1,000 dental, dermatology and physician practices equating to about $0.1 million in lost monthly revenue for the Company from mid-March 2020 through June 2020. Offsetting this through most of fiscal year ended June 30, 2021 was increased volumes of medical waste generated by many of the Company’s long-term care customers who are utilizing the Company’s systems and services to contain and dispose of personal protective equipment (“PPE”) used in their facilities.
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
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending and other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners. However, any material adverse effect on these parties could adversely impact our results of operations, cash flows and financial conditions. External effects from the COVID-19 pandemic began at the end of the third quarter of 2020 and did not have a material adverse impact on the three months ended September 30, 2021 results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see Item 1A, Risk factors in the Company's annual report on form 10-K for the year ended June 30, 2021.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three months ended September 30, 2021 and 2020. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended September 30,
	2021	%	2020	%
Revenues	$13,915	100.0%	$13,151	100.0%
Cost of revenues	10,494	75.4%	9,528	72.5%
Gross profit	3,421	24.6%	3,623	27.5%
SG&A expense	4,200	30.2%	3,788	28.8%
Depreciation and amortization	218	1.6%	204	1.6%
Operating Loss	(997)	(7.2)%	(369)	(2.8)%
Total other expense	(49)	(0.4)%	(27)	(0.2)%
Loss before income taxes	(1,046)	(7.5)%	(396)	(3.0)%
Income tax benefit	(256)	(1.8)%	(103)	(0.8)%
Net Loss	$(790)	(5.7)%	$(293)	(2.2)%

THREE MONTHS ENDED SEPTEMBER 30, 2021 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Total revenues for the three months ended September 30, 2021 of $13.9 million increased compared to the total revenues for the three months ended September 30, 2020 of $13.2 million. The increase in revenue is mainly due to higher product returns on sales in prior periods net of current year deferred revenue plus increased billings in the Professional and Retail markets. The net increase in revenue is partially offset by decreases in billings in the Pharmaceutical Manufacturer, Long-Term Care and Home Health Care markets. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended September 30,
	2021	2020	Variance
BILLINGS BY MARKET:
Professional	$4,517	$4,133	$384
Retail	3,867	3,647	220
Home Health Care	1,939	2,348	(409)
Long-Term Care	778	1,309	(531)
Government	707	515	192
Pharmaceutical Manufacturer	496	1,179	(683)
Environmental	31	135	(104)
Other	389	162	227
Subtotal	12,724	13,428	(704)
GAAP Adjustment *	1,191	(277)	1,468
Revenue Reported	$13,915	$13,151	$764

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended September 30,
	2021	% Total	2020	% Total
BILLINGS BY SOLUTION:
Mailbacks	$5,557	43.7%	$6,439	47.9%
Route-based pickup services	3,199	25.1%	3,156	23.5%
Unused medications	2,629	20.7%	2,361	17.6%
Third party treatment services	31	0.2%	135	1.0%
Other (1)	1,308	10.3%	1,337	10.0%
Total billings	12,724	100.0%	13,428	100.0%
GAAP adjustment (2)	1,191		(277)
Revenue reported	$13,915		$13,151

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

The net decrease in billings was mainly attributable to increased billings in the the Professional ($0.4 million) and Retail ($0.2 million) markets offset by decreased billings in the Pharmaceutical Manufacturer ($0.7 million), Long-Term Care ($0.5 million) and Home Health Care ($0.4 million) markets. The increase in the Professional market billings reflected organic growth as the Company continued its focus on securing customers from the small to medium quantity generator sectors. Professional market billings were negatively impacted in the current quarter by about $0.1 million decrease in billings for route-based services to lab customers related to COVID-19 related volume decreases compared to the prior year and over $0.1 million lower billings for route based services to customers for hazardous waste activity that was delayed until the December 2021 quarter due to nationwide sporadic/temporary moratoriums on accepting hazardous waste streams destined for incineration. The increase in retail billings is primarily due to modest increases in immunization related orders. Pharmaceutical Manufacturer market billings decreased by $0.7 million due to the timing of inventory builds for patient support programs, driving most of the $0.9 million decrease in mailback solution billings. Long-Term Care market billings decreased by $0.5 million to $0.8 million compared to prior year period period of $1.3 million, primarily due to heightened volumes of COVID-19 related waste management and ancillary supplies in the prior year period, about half of which impacted the route-based business and with the remainder impacing other ancillary solutions. Home Health Care market billings decreased $0.4 million to $1.9 million in the first quarter of fiscal 2021 compared to $2.3 million in the same prior year period due to the timing of distributor orders.

Billings for Mailbacks decreased 13.7% to $5.6 million as compared to $6.4 million in the prior year period and represented 43.7% of total billings. Billings for Route-Based Pickup Services was consistent with prior year at $3.2 million and represented 25.1% of total billings. Billings for Unused Medications grew 11.4% to $2.6 million for the three months ended September 30, 2021 as compared to $2.4 million for the prior period. Sequentially, billings for Unused Medications, which includes Medsafe, grew 31% in the first quarter of fiscal 2022 as compared to $2.0 million in the fourth quarter of fiscal 2021.

Cost of revenues for the three months ended September 30, 2021 of $10.5 million was 75.4% of revenues. Cost of revenues for the three months ended September 30, 2020 of $9.5 million was 72.5% of revenues. The gross margin for the three months ended September 30, 2021 of 24.6% decreased compared to the gross margin for the three months ended September 30, 2020 of 27.5%. Gross margins was negatively impacted by the timing of flu and COVID-19 related mailback returns.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2021 and 2020 were $4.2 million and $3.8 million, respectively. The increase in SG&A expense was due primarily to continued investment in sales and marketing and to a $0.2 million increase in the accrual of management incentive compensation.

The Company reported operating loss and loss before income taxes of $1.0 million for the three months ended September 30, 2021 as compared to operating loss and loss before income taxes of $0.4 million in the prior year period. Operating loss and loss before income taxes decreased primarily due to lower gross profit and increased SG&A expense (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 24.5% and 26.0%, respectively.

The Company reported net loss of $0.8 million for the three months ended September 30, 2021 as compared to a net loss of $0.3 million for the prior year period. Net loss increased due to the increase in the operating loss (discussed above).

The Company reported basic and diluted loss per share of $(0.04) for the three months ended September 30, 2021 as compared to basic and diluted loss per share of $(0.02) for the prior year period. Basic and diluted loss per share increased due to the increase in net loss (discussed above).

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
•Since June 30, 2019, inventory levels have been increased (approximately 71%) which has also precipitated the need for additional warehouse space for the Company's products. The Company is working to ensure it has adequate products and solutions to address the potential additional needs that could reasonably be expected to follow a pandemic of this magnitude. Whether it be supporting an expected significant increase in seasonal flu immunizations, facilitating the proper collection, transportation and treatment of syringes utilized in the administration of the COVID-19 vaccine, or supporting the pick-up and processing of increased volumes of healthcare waste from the long-term care industry, we are well positioned to take advantage of these growth opportunities.

To date, external effects from the COVID-19 pandemic did not have a material adverse impact on the Company's financial position and results of operations for the year ended June 30, 2021 or the period ended September 30, 2021. The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company.

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

The Company believes its growth opportunities are supported by the following:

•A large professional market that consists of dentists, veterinarians, clinics, physician groups, urgent care facilities, ambulatory surgical centers, labs, dialysis and other healthcare facilities. This regulated market consists of small to medium quantity generators of medical, pharmaceutical and hazardous waste where we can offer a lower cost to service with solutions to match individual facility needs. The Company has made ongoing investments in sales and marketing initiative to drive growth. Our sales team focuses on larger-dollar and nationwide opportunities where we can integrate the route-based pickup service along with our mailback solutions to create a comprehensive medical waste management offering. Through targeted telemarketing initiatives, e-commerce driven website and web-based promotional activities, we believe we can drive significant additional growth as we increase awareness of the Company's innovative solution offerings with a focus on individual or small group professional offices, government agencies, smaller retail pharmacies and clinics and long-term care facilities. The Company is able to compete more aggressively in the medium quantity generator market with the addition of route-based services where the mailback may not be as cost effective. The Company’s route-based business provides direct service to areas encompassing over 80% of the U.S. population.

•From July 2015 and July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 16,626 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering.

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

•The Company’s financial position with a cash balance of $41.2 million (used for working capital needs), debt of $3.9 million and additional availability under the Credit and Loan Agreements as of September 30, 2021 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company's current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months. Operating cash flows and the capacity from the Credit and Loan Agreements are the Company's primary sources of liquidity.

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $13.4 million to $41.2 million at September 30, 2021 from $27.8 million at June 30, 2021 due to the following:

Cash Flows from Operating Activities - Cash flow from operating activities was negatively impacted by the net loss, an increase in inventory levels and a decrease in contract liabilities.

Cash Flows from Investing Activities - Cash flow from investing activities is for normal permitting and capital expenditures for plant and equipment additions of $0.1 million.

Cash Flows from Financing Activities - Cash flow from financing activities provided an increase in cash from proceeds from issuance of common stock, net of underwriting fees and commissions of $16.8 million partially offset by the repayment of debt of $0.2 million.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (“Credit Agreement”). The amended Credit Agreement, which expires on December 28, 2023, provides for a $14.0 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8.0 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of September 30, 2021 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility. No amounts were outstanding under the working capital portion of the credit facility at September 30, 2021.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with the Company's existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date (August 21, 2019) with monthly payments beginning in the month after the advancing period ends. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.71% on September 30, 2021. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

The Company has availability under the Credit Agreement of approximately $13.3 million ($5.3 million for the working capital and $8.0 million for acquisitions) as of September 30, 2021 with the option to extend the availability up to $17.3 million (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance). The Company also has $0.7 million in letters of credit outstanding as of September 30, 2021.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit and Loan Agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of September 30, 2021.

The Company utilizes performance bonds to support operations based on certain state requirements. At September 30, 2021, the Company had performance bonds outstanding covering financial assurance up to $1.3 million.

Management believes that the Company’s current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. The Company's critical accounting policies are included in the discussion entitled Critical Accounting Policies in Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” ("Disclosure Controls") as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of September 30, 2021 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of September 30, 2021.

Changes in Internal Control

During the three months ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control system over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2021 for the Company’s risk factors. During the period ended September 30, 2021, there have been no changes to the Company's risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: November 3, 2021	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 3, 2021	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)