Form 10-Q
period 2021-12-31
SHARPS COMPLIANCE CORP
filed 2022-02-02
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2022, there were 19,247,243 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	December 31,	June 30,
	2021	2021
ASSETS
CURRENT ASSETS
Cash	$36,001	$27,767
Accounts receivable, net	13,047	9,738
Inventory	6,821	6,114
Contract asset	18	20
Prepaid and other current assets	1,857	1,459
TOTAL CURRENT ASSETS	57,744	45,098
PROPERTY, PLANT AND EQUIPMENT, net	11,155	10,843
OPERATING LEASE RIGHT OF USE ASSET	9,073	8,353
FINANCING LEASE RIGHT OF USE ASSET, net	980	907
INVENTORY, net of current portion	957	989
OTHER ASSETS	154	110
GOODWILL	7,996	6,735
INTANGIBLE ASSETS, net	2,772	2,239
DEFERRED TAX ASSET, net	—	157
TOTAL ASSETS	$90,831	$75,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,592	$2,922
Accrued liabilities	3,208	3,940
Operating lease liability	2,457	2,368
Financing lease liability	189	160
Current maturities of long-term debt	480	735
Contract liability	5,062	7,028
TOTAL CURRENT LIABILITIES	14,988	17,153
CONTRACT LIABILITY, net of current portion	408	1,461
OPERATING LEASE LIABILITY, net of current portion	6,752	6,118
FINANCING LEASE LIABILITY, net of current portion	804	741
OTHER LIABILITIES	23	45
DEFERRED TAX LIABILITY, net	53	—
LONG-TERM DEBT, net of current portion	3,172	3,329
TOTAL LIABILITIES	26,200	28,847
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 19,542,858 and 17,454,859 shares issued, respectively and 19,247,243 and 17,159,244 shares outstanding, respectively	197	176
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	51,712	34,333
Retained earnings	14,276	13,629
TOTAL STOCKHOLDERS' EQUITY	64,631	46,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,831	$75,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2021	2020
REVENUES	$18,878	$17,011
Cost of revenues	12,271	11,374
GROSS PROFIT	6,607	5,637
Selling, general and administrative	4,388	3,756
Depreciation and amortization	236	205
OPERATING INCOME	1,983	1,676
OTHER INCOME (EXPENSE)
Interest income	14	—
Interest expense	(58)	(47)
Income associated with derivative instrument	27	10
TOTAL OTHER EXPENSE	(17)	(37)
INCOME BEFORE INCOME TAXES	1,966	1,639
INCOME TAX EXPENSE
Current	63	64
Deferred	466	347
TOTAL INCOME TAX EXPENSE	529	411
NET INCOME	$1,437	$1,228
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.07	$0.07
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	19,245	16,497
Diluted	19,400	16,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2021	2020

REVENUES	$32,793	$30,162
Cost of revenues	22,765	20,902
GROSS PROFIT	10,028	9,260
Selling, general and administrative	8,588	7,544
Depreciation and amortization	454	409
OPERATING INCOME	986	1,307
OTHER INCOME (EXPENSE)
Interest income	14	—
Interest expense	(114)	(79)
Income associated with derivative instrument	34	15
TOTAL OTHER EXPENSE	(66)	(64)
INCOME BEFORE INCOME TAXES	920	1,243
INCOME TAX EXPENSE
Current	63	64
Deferred	210	244
TOTAL INCOME TAX EXPENSE	273	308
NET INCOME	$647	$935
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.03	$0.06
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	18,562	16,444
Diluted	18,656	16,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, September 30, 2021	19,524,859	$197	(295,615)	$(1,554)	$51,363	$12,839	$62,845
Stock-based compensation	—	—	—	—	349	—	349
Issuance of restricted stock	17,999	—	—	—	—	—	—
Net income	—	—	—	—	—	1,437	1,437
Balances, December 31, 2021	19,542,858	$197	(295,615)	$(1,554)	$51,712	$14,276	$64,631

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, September 30, 2020	16,718,103	$169	(295,615)	$(1,554)	$30,589	$468	$29,578
Exercise of stock options	18,000	—	—	—	86	—	86
Stock-based compensation	—	—	—	—	140	—	140
Issuance of restricted stock	63,599	1	—	—	(1)	—	—
Net income	—	—	—	—	—	1,228	1,228
Balances, December 31, 2020	16,799,702	$170	(295,615)	$(1,554)	$30,814	$1,696	$31,126

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2021	17,454,859	$176	(295,615)	$(1,554)	$34,333	$13,629	$46,584
Issuance of common stock pursuant to secondary offering, net	2,070,000	21	—	—	16,750	—	16,771
Stock-based compensation	—	—	—	—	629	—	629
Issuance of restricted stock	17,999	—	—	—	—	—	—
Net income	—	—	—	—	—	647	647
Balances, December 31, 2021	19,542,858	$197	(295,615)	$(1,554)	$51,712	$14,276	$64,631

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
Exercise of stock options	68,531	1	—	—	310	—	311
Stock-based compensation	—	—	—	—	302	—	302
Issuance of restricted stock	63,599	1	—	—	(1)	—	—
Net income	—	—	—	—	—	935	935
Balances, December 31, 2020	16,799,702	$170	(295,615)	$(1,554)	$30,814	$1,696	$31,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$647	$935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,166	923
Bad debt expense	44	100
Inventory write-off	1	24
Loss on disposal of property, plant and equipment	—	1
Stock-based compensation expense	629	302
Income associated with derivative instrument	(34)	(15)
Deferred tax expense	210	244
Changes in operating assets and liabilities:
Accounts receivable	(3,288)	(1,597)
Inventory	(676)	355
Prepaid and other assets	(442)	488
Accounts payable and accrued liabilities	(251)	160
Contract asset and contract liability	(3,017)	1,050
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,011)	2,970
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(761)	(2,023)
Payments for business acquisition, net of cash acquired	(2,181)	—
Additions to intangible assets	(74)	(62)
NET CASH USED IN INVESTING ACTIVITIES	(3,016)	(2,085)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	311
Proceeds from issuance of common stock, net	16,771	—
Proceeds from long-term debt	—	961
Repayments of long-term debt	(412)	(347)
Payments on financing lease liabilities	(98)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,261	925
NET INCREASE IN CASH	8,234	1,810
CASH, beginning of period	27,767	5,416
CASH, end of period	$36,001	$7,226
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$177	$(261)
Interest paid on long-term debt	$116	$80
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$(143)	$(263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BACKGROUND

Organization: The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC, Bio-Team Mobile LLC, Citiwaste, LLC, Sharps Properties, LLC and Affordable Medical Waste LLC (collectively, “Sharps” or the “Company”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 31, 2021, the results of its operations for the three and six months ended December 31, 2021 and 2020, cash flows for the six months ended December 31, 2021 and 2020, and stockholders’ equity for the three and six months ended December 31, 2021 and 2020. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (in thousands):

	Three-Months Ended December 31,
	2021	% Total	2020	% Total
REVENUES BY SOLUTION:
Mailbacks	$12,070	63.9%	$10,452	61.4%
Route-based pickup services	3,551	18.8%	3,491	20.5%
Unused medications	1,865	9.9%	1,713	10.1%
Third party treatment services	54	0.3%	179	1.1%
Other (1)	1,338	7.1%	1,176	6.9%
Total revenues	$18,878	100.0%	$17,011	100.0%

	Six-Months Ended December 31,
	2021	% Total	2020	% Total
REVENUES BY SOLUTION:
Mailbacks	$18,818	57.3%	$16,614	55.2%
Route-based pickup services	6,750	20.6%	6,647	22.0%
Unused medications	4,494	13.7%	4,074	13.5%
Third party treatment services	85	0.3%	314	1.0%
Other (1)	2,646	8.1%	2,513	8.3%
Total revenues	$32,793	100.0%	$30,162	100.0%
(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

Vendor Managed Inventory ("VMI") - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three and six months ended December 31, 2021, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $1.7 million and $1.8 million, respectively. During the three and six months ended December 31, 2020, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $2.5 million and $3.5 million, respectively. As of December 31, 2021 and June 30, 2021, $4.9 million and $3.7 million, respectively, of solutions sold through that date were held in VMI pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The contract asset is related to VMI service agreements within the maibacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. The amount recognized during the six months ended December 31, 2021 and 2020 related to contract liabilities recorded as of June 30, 2021 and 2020 were $5.2 million and $2.1 million, respectively.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2020, guidance for applying optional expedients and exceptions to ease the potential burden in accounting for reference rate reform on financial reporting was issued. It is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform on financial reporting. The provisions of the new guidance are effective for interim periods beginning as of March 12, 2020 through December 31, 2022. There has been no material impact on the Company's consolidated financial statements and related disclosures from the modification of its arrangements as of December 31, 2021. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the six months ended December 31, 2021 and 2020 was 29.7% and 24.8%, respectively. During the six months ended December 31, 2021 and 2020, the effective tax rate is based on the statutory federal tax rate of 21% as well as an approximated state income tax rate net of the federal benefit.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and six months ended December 31, 2021 and 2020, lease cost amounts, which reflect the fixed rent expense associated with operating and financing leases, are as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2021	2020	2021	2020
Lease cost (1) - fixed rent expense:
Operating lease cost included in:
Cost of revenues	$671	$621	$1,324	$1,192
Selling, general and administrative	112	113	222	226
Financing lease cost included in:
Cost of revenues (amortization expense)	24	18	89	36
Interest expense	7	4	15	8
Total	$814	$756	$1,650	$1,462

(1) Short-term lease cost and variable lease cost were not significant during the period.

During the six months ended December 31, 2021 and 2020, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Six-Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$1,553	$1,357
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$2,170	$1,688
Additions to ROU asset obtained from new financing lease liabilities	$190	$—

As of December 31, 2021, the weighted average remaining lease term for all operating and financing leases is 3.93 years and 5.07 years. The weighted average discount rate associated with operating and financing leases as of December 31, 2021 is 4% and 3%, respectively.
The future payments due under operating leases as of December 31, 2021 is as follows (in thousands):

Future payments due in the twelve months ended December 31,	Operating lease	Financing lease
2022	$2,780	$217
2023	2,592	215
2024	2,338	215
2025	1,662	204
2026	485	169
Thereafter	92	52
Total undiscounted lease payments	9,949	1,071
Less effects of discounting	(740)	(78)
Lease liability recognized	$9,209	$993

Effective January 24, 2022, the Company entered into a lease agreement for 27,318 square feet of additional warehouse space in Houston, Texas. This lease extends through January 23, 2027. The blended base rent for the first year of the Term is $5.76 per square foot with subsequent annual increases of 2.5%. The future minimum lease payments for the extended lease will be

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

an additional $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million for the twelve months ended December 31, 2022, 2023, 2024, 2025, 2026, and 2027, respectively.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (“Credit Agreement”). The amended Credit Agreement, which expires on December 28, 2023, provides for a $14.0 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8.0 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2021 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with its existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date ("August 21, 2019") with monthly payments beginning in the month after the advancing period ends. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.73% on December 31, 2021. The Company has entered into a forward rate lock which fixed the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

At December 31, 2021 and June 30, 2021, long-term debt consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Acquisition loan, monthly payments of $43; maturing March 2022	$173	$431
Equipment loan, monthly payments of $17; maturing August 2024, net of debt issuance costs of $34	731	830
Real estate loans, monthly payments of $9; maturing August 2024 and January 2026	2,748	2,803
Total long-term debt	3,652	4,064
Less: current portion	480	735
Long-term debt, net of current portion	$3,172	$3,329

The Company has availability under the Credit Agreement of $13.3 million ($5.3 million for the working capital and $8.0 million for acquisitions) as of December 31, 2021 with the option to extend the availability up to $17.3 million. The Company has $0.7 million in letters of credit outstanding as of December 31, 2021.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of December 31, 2021.

Payments due on long-term debt subsequent to December 31, 2021 are as follows (in thousands):

Twelve Months Ending December 31,
2022	$480
2023	320
2024	2,169
2025	44
2026	673
$3,686

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Contingently issued awards with a requisite service period that precedes the grant date are measured and recognized at the start of the requisite service period and remeasured each reporting period until the grant date. Total stock-based compensation expense for the three and six months ended December 31, 2021 and 2020 is as follows (in thousands):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2021	2020	2021	2020
Stock-based compensation expense included in:
Cost of revenues	$5	$—	$14	$—
Selling, general and administrative	344	140	615	302
Total	$349	$140	$629	$302

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

The Company’s restricted stock awards are considered participating securities as the shares have full voting rights and are entitled to participate in dividends declared on common shares, if any, and undistributed earnings. The two-class method presentation of the basic and diluted EPS is not presented as the amount of earnings allocated to the participating securities was not material for the periods presented. Instead, the unvested awards are included in the diluted EPS.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share amounts):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2021	2020	2021	2020
Net income as reported	$1,437	$1,228	$647	$935

Weighted average common shares outstanding	19,245	16,497	18,562	16,444
Effect of dilutive stock options	155	432	94	431
Weighted average diluted common shares outstanding	19,400	16,929	18,656	16,875

Net income per common share
Basic and Diluted	$0.07	$0.07	$0.03	$0.06
Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	269	—	269	25

NOTE 10 - EQUITY TRANSACTIONS

During the three and six months ended December 31, 2021 and 2020, respectively, stock options to purchase shares of the Company's common stock were exercised as follows:

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2021	2020	2021	2020

Options exercised	—	18,000	—	68,531
Proceeds (in thousands)	$—	$86	$—	$311
Average exercise price per share	$—	$4.79	$—	$4.53

As of December 31, 2021, there was $0.8 million and $0.9 million of stock compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which is expected to be recognized over weighted average periods of 2.68 years and 2.41 years, respectively.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	December 31, 2021	June 30, 2021
Raw materials	$2,599	$2,040
Finished goods	5,179	5,063
Total inventory	7,778	7,103
Less: current portion	6,821	6,114
Inventory, net of current portion	$957	$989

The current portion of inventory includes amounts which the Company expects to sell in the next twelve month period based on historical sales.

NOTE 12 - ACQUISITIONS

On October 22, 2021, the Company acquired Affordable Medical Waste LLC, a route-based provider of medical waste solutions with over 500 route-based customer locations in the Midwest, primarily in Indiana, for $2.2 million, net of cash acquired of $0.1 million, paid in cash from funds on hand. This tuck-in acquisition enhances the Company's presence in the Midwest and improves route density in the service area.

The following amounts represent the fair value of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$65
Fixed assets	145
Intangibles	771
Goodwill	1,261
Accounts payable and accrued liabilities	(61)
Total purchase price, net of cash acquired	$2,181

Intangibles is primarily comprised of amounts allocated to customer relationships in the amount of $0.8 million. The fair value of the fixed assets were determined using the market approach (level 2 inputs) whereas the fair value of the customer relationships was determined using the income approach (level 3 inputs).

During the three and six months ended December 31, 2021, the Company incurred $0.2 million of acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses on our condensed consolidated statements of operations. The results of operations of the acquired business have been included in the condensed consolidated statements of operations from the date of acquisition.

Pro forma results of operations for Affordable Medical Waste are not presented because the pro forma effects were not material to the Company's consolidated results of operations. The goodwill recorded for the acquisition will be deductible for income taxes.

The goodwill recognized for the acquisitions since July 1, 2015 is attributable to expected revenue synergies generated by the integration of our products and services with those acquisitions and cost synergies resulting from the consolidation or elimination of certain functions.

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

Impact Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the three and six months ended December 31, 2021 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
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
To address these opportunities, the Company has:
•Significantly increased its production and inventory of medical waste mailback and shipback solutions to ensure it remains well positioned to meet ongoing customer demand related to immunizations overall and the continued rollout of COVID-19 vaccines and boosters as well as increased COVID-19 testing;
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
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending and other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners. However, any material adverse effect on these parties could adversely impact our results of operations, cash flows and financial conditions. External effects from the COVID-19 pandemic began at the end of the third quarter of 2020 and did not have a material adverse impact on the three and six months ended December 31, 2021 results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see Item 1A, Risk factors in the Company's annual report on form 10-K for the year ended June 30, 2021.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three and six months ended December 31, 2021 and 2020. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2021	%	2020	%	2021	%	2020	%
Revenues	$18,878	100.0%	$17,011	100.0%	$32,793	100.0%	$30,162	100.0%
Cost of revenues	12,271	65.0%	11,374	66.9%	22,765	69.4%	20,902	69.3%
Gross profit	6,607	35.0%	5,637	33.1%	10,028	30.6%	9,260	30.7%
SG&A expense	4,388	23.2%	3,756	22.1%	8,588	26.2%	7,544	25.0%
Depreciation and amortization	236	1.3%	205	1.2%	454	1.4%	409	1.4%
Operating Income	1,983	10.5%	1,676	9.9%	986	3.0%	1,307	4.3%
Total other expense	(17)	(0.1)%	(37)	(0.2)%	(66)	(0.2)%	(64)	(0.2)%
Income before income taxes	1,966	10.4%	1,639	9.6%	920	2.8%	1,243	4.1%
Income tax expense	529	2.8%	411	2.4%	273	0.8%	308	1.0%
Net Income	$1,437	7.6%	$1,228	7.2%	$647	2.0%	$935	3.1%

THREE MONTHS ENDED DECEMBER 31, 2021 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2020

Total revenues for the three months ended December 31, 2021 of $18.9 million increased compared to the total revenues for the three months ended December 31, 2020 of $17.0 million. The increase in revenue is mainly due to higher product returns on sales in prior periods net of current year deferred revenue plus increased billings in the Professional and Retail markets. The net increase in revenue is partially offset by decreases in billings in the Pharmaceutical Manufacturer, Home Health Care and Long-Term Care markets. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended December 31,
	2021	2020	Variance
BILLINGS BY MARKET:
Retail	$6,365	$6,139	$226
Professional	5,199	4,538	661
Home Health Care	2,028	2,832	(804)
Pharmaceutical Manufacturer	1,901	3,062	(1,161)
Long-Term Care	752	1,060	(308)
Government	564	497	67
Environmental	54	179	(125)
Other	137	159	(22)
Subtotal	17,000	18,466	(1,466)
GAAP Adjustment *	1,878	(1,455)	3,333
Revenue Reported	$18,878	$17,011	$1,867

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended December 31,
	2021	% Total	2020	% Total
BILLINGS BY SOLUTION:
Mailbacks	$10,192	60.0%	$11,907	64.4%
Route-based pickup services	3,551	20.9%	3,491	18.9%
Unused medications	1,865	11.0%	1,713	9.3%
Third party treatment services	54	0.3%	179	1.0%
Other (1)	1,338	7.8%	1,176	6.4%
Total billings	17,000	100.0%	18,466	100.0%
GAAP adjustment (2)	1,878		(1,455)
Revenue reported	$18,878		$17,011

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

The net decrease in billings was mainly attributable to increased billings in the Professional ($0.7 million) and Retail ($0.2 million) markets offset by decreased billings in the Pharmaceutical Manufacturer ($1.2 million), Home Health Care ($0.8 million) and Long-Term Care ($0.3 million) markets. Professional market billings increased 15% to $5.2 million for the three months ended December 31, 2021 as compared to $4.5 million for the three months ended December 31, 2020 consistent with a 17% increase in route-based customer locations. Retail market billings grew 4% to $6.4 million in the second quarter of fiscal 2022 as compared to $6.1 million in the same prior year period. Within the retail market, immunization related orders were down slightly at $4.6 million in the second quarter of fiscal 2022 compared to $4.8 million in the prior year. Pharmaceutical Manufacturer market billings decreased by $1.2 million to $1.9 million in the second quarter of fiscal 2022 as compared to $3.1 million in the same prior year period due to the timing of inventory builds for patient support programs, driving over half of the $1.7 million decrease in mailback solution billings. Long-Term Care billings decreased by $0.3 million to $0.8 million in the second quarter of fiscal 2022 compared to $1.1 million in the prior year period, related primarily to heightened volumes of COVID-19 related waste management in the prior year, most of which adversely impacted the route-based business customer billings. Home Health Care market billings decreased $0.8 million to $2.0 million in the second quarter of fiscal 2022 compared to $2.8 million in the second quarter of fiscal 2021 due to the timing of distributor orders, driving some of the $1.7 million decrease in mailback solution billings.

Billings for Mailbacks decreased 14.4% to $10.2 million as compared to $11.9 million in the prior year period and represented 60.0% of total billings. Billings for Unused Medications grew 9% to $1.9 million in the second quarter of fiscal 2022 as compared to $1.7 million in the same prior year period as result of the 25% increase in the number of MedSafe Inner Liners sold.

Cost of revenues for the three months ended December 31, 2021 of $12.3 million was 65.0% of revenues. Cost of revenues for the three months ended December 31, 2020 of $11.4 million was 66.9% of revenues. The gross margin for the three months ended December 31, 2021 of 35.0% increased compared to the gross margin for the three months ended December 31, 2020 of 33.1% due mainly to higher revenues.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2021 and 2020 were $4.4 million and $3.8 million, respectively. The increase in SG&A is related primarily to $0.2 million in acquisition related costs, a $0.2 million increase in the accrual of management incentive compensation and continued investment in sales and marketing.

The Company reported operating income and income before income taxes of $2.0 million for the three months ended December 31, 2021 as compared to operating income and income before income taxes of $1.7 million and $1.6 million, respectively, in the prior year period. Operating income and income before income taxes increased primarily due to higher gross profit (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2021 and 2020 was 26.9% and 25.1%, respectively.

The Company reported net income of $1.4 million for the three months ended December 31, 2021 as compared to a net income of $1.2 million for the prior year period. Net income increased due to the increase in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.07 for both the three months ended December 31, 2021 and 2020.

SIX MONTHS ENDED DECEMBER 31, 2021 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2020

Total revenues for the six months ended December 31, 2021 of $32.8 million increased by $2.6 million, or 8.7%, over the total revenues for the six months ended December 31, 2020 of $30.2 million. The increase in revenue is mainly due to higher product returns on sales in prior periods net of current year deferred revenue plus increased billings in the Professional and Retail markets. The increase in billings is partially offset by the decrease in billings in the Pharmaceutical Manufacturer, Home Healthcare and Long-Term Care markets. The components of billings by market are as follows (in thousands):

	Six-Months Ended December 31,
	(Unaudited)
	2021	2020	Variance
BILLINGS BY MARKET:
Retail	$10,232	$9,786	$446
Professional	9,716	8,671	1,045
Home Health Care	3,967	5,180	(1,213)
Pharmaceutical Manufacturer	2,397	4,241	(1,844)
Long-Term Care	1,530	2,369	(839)
Government	1,271	1,012	259
Environmental	85	314	(229)
Other	526	321	205
Subtotal	29,724	31,894	(2,170)
GAAP Adjustment *	3,069	(1,732)	4,801
Revenue Reported	$32,793	$30,162	$2,631

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

The components of billings by solution are as follows (in thousands):

	Six-Months Ended December 31,
	2021	% Total	2020	% Total
BILLINGS BY SOLUTION:
Mailbacks	$15,749	53.0%	$18,346	57.5%
Route-based pickup services	6,750	22.7%	6,647	20.8%
Unused medications	4,494	15.1%	4,074	12.8%
Third party treatment services	85	0.3%	314	1.0%
Other (1)	2,646	8.9%	2,513	7.9%
Total billings	29,724	100.0%	31,894	100.0%
GAAP adjustment (2)	3,069		(1,732)
Revenue reported	$32,793		$30,162

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

The decrease in billings was mainly due to increased billings in the Professional ($1.0 million) and Retail ($0.4 million) markets offset by decreased billings in the Pharmaceutical Manufacturer ($1.8 million), Home Health Care ($1.2 million) and Long-Term Care ($0.8 million) markets. Professional market billings increased 12.1% to $9.7 million in the first half of fiscal 2022 as compared to $8.7 million in the same prior year period. Retail market billings increased 5% to $10.2 million as compared to $9.8 million in the first half of fiscal 2021, with billings for flu shot / COVID-19 related orders relatively flat at $6.4 million, and Retail market unused medications billings also relatively flat at $2.2 million. Long-Term Care market billings decreased 35% to $1.5 million as compared to $2.4 million in the prior year period due to heightened volumes of COVID-19 related waste management in the prior year. During the first half of fiscal 2022, Pharmaceutical Manufacturer market billings decreased 44% to $2.4 million as compared to $4.2 million in the first half of fiscal 2021 mainly due to timing of inventory builds. Home Health Care market billings decreased 23% to $4.0 million for the first half of fiscal 2022 compared to $5.2 million in the first half of 2021 due to the timing of distributor orders.

Cost of revenues for the six months ended December 31, 2021 of $22.8 million was 69.4% of revenues. Cost of revenues for the six months ended December 31, 2020 of $20.9 million was 69.3% of revenues. Gross margin was essentially flat for the six months ended December 31, 2021 at 30.6% compared to gross margin for the six months ended December 31, 2020 of 30.7%.

SG&A expense for the six months ended December 31, 2021 and 2020 was $8.6 million and $7.5 million, respectively. SG&A expense increased 14% related to $0.2 million in acquisition related costs, a $0.5 million increase in the accrual of management incentive compensation and the Company’s continued investments in sales and marketing.

The Company reported operating income of $1.0 million for the six months ended December 31, 2021 compared to operating income of $1.3 million for the six months ended December 31, 2020. Operating income decreased due to higher SG&A expense (discussed above).

The Company reported income before income taxes of $0.9 million for the six months ended December 31, 2021 versus income before income taxes of $1.2 million for the six months ended December 31, 2020. Income before income taxes decreased due to the decrease in operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2021 and 2020 was 29.7% and 24.8%, respectively.

The Company reported net income of $0.6 million for the six months ended December 31, 2021 compared to net income of $0.9 million for the six months ended December 31, 2020. Net income decreased due to the decrease in income before taxes (discussed above).

The Company reported basic and diluted income per share of $0.03 for the six months ended December 31, 2021 versus basic and diluted income per share of $0.06 for the six months ended December 31, 2020. Basic and diluted income per share decreased due to the decrease in net income (discussed above).

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

To date, external effects from the COVID-19 pandemic did not have a material adverse impact on the Company's financial position and results of operations for the year ended June 30, 2021 or the three and six month periods ended December 31, 2021. The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company.

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

•From July 2015 and July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 17,360 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering. In October 2021, the Company acquired a route-based provider of medical waste solutions with over 500 locations in the Midwest, primarily in Indiana.

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

•The Company’s financial position with a cash balance of $36.0 million (used for working capital needs), debt of $3.7 million and additional availability under the Credit and Loan Agreements as of December 31, 2021 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company's current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months. Operating cash flows and the capacity from the Credit and Loan Agreements are the Company's primary sources of liquidity.

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash increased by $8.2 million to $36.0 million at December 31, 2021 from $27.8 million at June 30, 2021 due to the following:

Cash Flows from Operating Activities - Cash flow from operating activities was negatively impacted by an increase in accounts receivable of $3.3 million and decrease in contract liabilities of $3.0 million offset in part by net income of $0.6 million.
Cash Flows from Investing Activities - Cash flow from investing activities is for normal permitting and capital expenditures for plant and equipment additions of $0.8 million and a business acquisition of Affordable Medical Waste for $2.2 million in cash.

Cash Flows from Financing Activities - Cash flow from financing activities provided an increase in cash from proceeds from issuance of common stock, net of underwriting fees and commissions of $16.8 million partially offset by the repayment of debt of $0.4 million.

Credit Facility

On March 29, 2017, the Company entered into a credit agreement with a commercial bank which was subsequently amended on June 29, 2018 and on December 28, 2020 (“Credit Agreement”). The amended Credit Agreement, which expires on December 28, 2023, provides for a $14.0 million committed credit facility that can be increased to $18 million upon the Company's request. The proceeds of the Credit Agreement may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $2.0 million) and general corporate purposes, (ii) $8.0 million for acquisitions and (iii) an additional $4 million for working capital, upon the Company's request. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the time of the borrowing. Borrowings bear interest at the greater of (a) one-half percent or (b) the One Month ICE LIBOR plus a LIBOR Margin of 2.5%. The LIBOR Margin may increase to as high as 3.0% depending on the Company’s cash flow leverage ratio.  The interest rate as of December 31, 2021 was approximately 3.0%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility. No amounts were outstanding under the working capital portion of the credit facility at December 31, 2021.

On August 21, 2019, certain subsidiaries of the Company entered into a Construction and Term Loan Agreement and a Master Equipment Finance Agreement with the Company's existing commercial bank (collectively, the “Loan Agreement”). The Loan Agreement provides for a five-year, $3.2 million facility, the proceeds of which are to be utilized for expenditures to facilitate future growth at the Company’s treatment facility in Carthage, Texas (the “Texas Treatment Facility”) as follows: (i) $2.0 million for planned improvements and (ii) $1.2 million for equipment. Indebtedness under the Loan Agreement is secured by the Company’s real estate investment and equipment at the Texas Treatment Facility. Advances under the Loan Agreement mature five years from the Closing Date (August 21, 2019) with monthly payments beginning in the month after the advancing period ends. The advancing period extended through January 15, 2021 and August 2020 for the real estate portion and the equipment portion of the Loan Agreement, respectively. Borrowings during the advancing period for the real estate portion and for the entire term of the equipment portion of the Loan Agreement bear interest computed at the One Month ICE LIBOR, plus two-hundred and fifty (250) basis points which was a rate of 2.73% on December 31, 2021. The Company has entered into a forward rate lock to fix the rate on the real estate portion of the Loan Agreement at the expiration of the advancing period at 4.15%.

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

The Company has availability under the Credit Agreement of approximately $13.3 million ($5.3 million for the working capital and $8.0 million for acquisitions) as of December 31, 2021 with the option to extend the availability up to $17.3 million (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance). The Company also has $0.7 million in letters of credit outstanding as of December 31, 2021.

The Credit and Loan Agreements contain affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.0 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit and Loan Agreements also contain customary events of default which, if uncured, may terminate the agreements and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the Credit and Loan Agreements. The Company was in compliance with all the financial covenants under the Credit and Loan Agreements as of December 31, 2021.

The Company utilizes performance bonds to support operations based on certain state requirements. At December 31, 2021, the Company had performance bonds outstanding covering financial assurance up to $1.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” ("Disclosure Controls") as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO and CFO, of the effectiveness of the design and operation of our Disclosure Controls as of December 31, 2021 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of December 31, 2021.

Changes in Internal Control

During the three months ended December 31, 2021, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control system over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2021 for the Company’s risk factors. During the period ended December 31, 2021, there have been no changes to the Company's risk factors.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: February 2, 2022	By: /s/ DAVID P. TUSA
David P. Tusa
Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 2, 2022	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)