Form 10-Q/A
period 2021-09-30
SHARPS COMPLIANCE CORP
filed 2022-05-12
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On May 11, 2022, Sharps Compliance Corp. (“Sharps” or the “Company”) filed a Current Report on Form 8-K disclosing that the Audit Committee of the Board of Directors of the Company concluded that the unaudited consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2021 and December 31, 2021, filed with the Securities and Exchange Commission on November 3, 2021 and February 2, 2022, respectively (the “Initial Filings”), should not be relied upon because the Company had under reported freight costs associated with immunization related mailbacks returned for treatment. This occurred primarily as a result of a misunderstanding with the applicable carrier regarding certain charges for services rendered during these periods.

For the convenience of the reader, we have included all items in this Amendment which supersedes in its entirety the Original Form 10-Q.

The following sections in the Original From 10-Q have been revised in this Amendment No. 1 to reflect the restatement:
•Part I, Item 1, "Financial Statements
•Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations"
•Part I, Item 4, "Controls and Procedures"
•Part II, Item 1A, "Risk Factors"
•the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer certifications in Exhibits 31.1, 31.2, 31.3, and 32

This amendment does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. See Note 2 to the accompanying condensed consolidated financial statements, set forth in Item 1 of this Quarterly Report on Form 10-Q/A, for details of the restatement and its impact on the condensed consolidated financial statements.

See "Item 4 — Controls and Procedures" that discloses a material weakness in the Company's internal controls associated with the restatements.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	September 30,	June 30,
	2021	2021
	(As restated)
ASSETS
CURRENT ASSETS
Cash	$41,162	$27,767
Accounts receivable, net	9,847	9,738
Inventory	7,272	6,114
Contract asset	27	20
Prepaid and other current assets	1,756	1,459
TOTAL CURRENT ASSETS	60,064	45,098
PROPERTY, PLANT AND EQUIPMENT, net	10,508	10,843
OPERATING LEASE RIGHT OF USE ASSET	7,919	8,353
FINANCING LEASE RIGHT OF USE ASSET, net	934	907
INVENTORY, net of current portion	982	989
OTHER ASSETS	118	110
GOODWILL	6,735	6,735
INTANGIBLE ASSETS, net	2,109	2,239
DEFERRED TAX ASSET, net	584	157
TOTAL ASSETS	$89,953	$75,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,972	$2,922
Accrued liabilities	4,472	3,940
Operating lease liability	2,240	2,368
Financing lease liability	174	160
Current maturities of long-term debt	622	735
Contract liability	5,965	7,028
TOTAL CURRENT LIABILITIES	16,445	17,153
CONTRACT LIABILITY, net of current portion	1,352	1,461
OPERATING LEASE LIABILITY, net of current portion	5,810	6,118
FINANCING LEASE LIABILITY, net of current portion	772	741
OTHER LIABILITIES	44	45
LONG-TERM DEBT, net of current portion	3,236	3,329
TOTAL LIABILITIES	27,659	28,847
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 19,524,859 and 17,454,859 shares issued, respectively and 19,229,244 and 17,159,244 shares outstanding, respectively	197	176
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	51,363	34,333
Retained earnings	12,288	13,629
TOTAL STOCKHOLDERS' EQUITY	62,294	46,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,953	$75,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended September 30,
	2021	2020
	(As restated)
REVENUES	$13,915	$13,151
Cost of revenues	11,216	9,528
GROSS PROFIT	2,699	3,623
Selling, general and administrative	4,200	3,788
Depreciation and amortization	218	204
OPERATING LOSS	(1,719)	(369)
OTHER INCOME (EXPENSE)
Interest expense	(56)	(32)
Income associated with derivative instrument	7	5
TOTAL OTHER EXPENSE	(49)	(27)
LOSS BEFORE INCOME TAXES	(1,768)	(396)
INCOME TAX BENEFIT - Deferred	(427)	(103)
NET LOSS	$(1,341)	$(293)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.08)	$(0.02)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Diluted	17,879	16,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2021	17,454,859	$176	(295,615)	$(1,554)	$34,333	$13,629	$46,584
Issuance of common stock pursuant to secondary offering, net	2,070,000	21	—	—	16,750	—	16,771
Stock-based compensation	—	—	—	—	280	—	280
Net loss, as restated	—	—	—	—	—	(1,341)	(1,341)
Balances, September 30, 2021, as restated	19,524,859	$197	(295,615)	$(1,554)	$51,363	$12,288	$62,294

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
Exercise of stock options	50,531	1	—	—	224	—	225
Stock-based compensation	—	—	—	—	162	—	162
Net loss	—	—	—	—	—	(293)	(293)
Balances, September 30, 2020	16,718,103	$169	(295,615)	$(1,554)	$30,589	$468	$29,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three-Months Ended September 30,
	2021	2020
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,341)	$(293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	582	423
Bad debt expense	25	65
Inventory write-off	—	10
Loss on disposal of property, plant and equipment	—	1
Stock-based compensation expense	280	162
Income associated with derivative instrument	(7)	(5)
Deferred tax benefit	(427)	(103)
Changes in operating assets and liabilities:
Accounts receivable	(134)	1,095
Inventory	(1,151)	182
Prepaid and other assets	(305)	296
Accounts payable and accrued liabilities	606	(311)
Contract asset and contract liability	(1,179)	239
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,051)	1,761
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(47)	(925)
Additions to intangible assets	(18)	(48)
NET CASH USED IN INVESTING ACTIVITIES	(65)	(973)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	225
Proceeds from issuance of common stock, net	16,771	—
Proceeds from long-term debt	—	508
Repayments of long-term debt	(206)	(152)
Payments on financing lease liabilities	(54)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,511	581
NET INCREASE IN CASH	13,395	1,369
CASH, beginning of period	27,767	5,416
CASH, end of period	$41,162	$6,785
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$170	$(283)
Interest paid on long-term debt	$58	$23
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$20	$85

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

Restatement/Revision of Previously Reported Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the period ended September 30, 2021, the Company identified errors in the accounting for freight costs associated with immunization related mailbacks returned for treatment. The Company's management and the Audit Committee of the Company's Board of Directors concluded that it is appropriate to restate the unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2021 and December 31, 2021.

The following tables reflect the restatement adjustments recorded in connection with the Company's restatement of its condensed consolidated financial statements.

Condensed Consolidated Balance Sheet as of September 30, 2021

	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
CURRENT ASSETS
Cash	$41,162	$—	$41,162
Accounts receivable, net	9,847	—	9,847
Inventory	7,272	—	7,272
Contract asset	27	—	27
Prepaid and other current assets	1,756	—	1,756
TOTAL CURRENT ASSETS	60,064	—	60,064
PROPERTY, PLANT AND EQUIPMENT, net	10,508	—	10,508
OPERATING LEASE RIGHT OF USE ASSET	7,919	—	7,919
FINANCING LEASE RIGHT OF USE ASSET, net	934	—	934
INVENTORY, net of current portion	982	—	982
OTHER ASSETS	118	—	118
GOODWILL	6,735	—	6,735
INTANGIBLE ASSETS, net	2,109	—	2,109
DEFERRED TAX ASSET, net	413	171	584
TOTAL ASSETS	$89,782	$171	$89,953
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,972	$—	$2,972
Accrued liabilities	3,750	722	4,472
Operating lease liability	2,240	—	2,240
Financing lease liability	174	—	174
Current maturities of long-term debt	622	—	622
Contract liability	5,965	—	5,965
TOTAL CURRENT LIABILITIES	15,723	722	16,445
CONTRACT LIABILITY, net of current portion	1,352	—	1,352
OPERATING LEASE LIABILITY, net of current portion	5,810	—	5,810
FINANCING LEASE LIABILITY, net of current portion	772	—	772
OTHER LIABILITIES	44	—	44
LONG-TERM DEBT, net of current portion	3,236	—	3,236
TOTAL LIABILITIES	26,937	722	27,659
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value	197	—	197
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	—	(1,554)
Additional paid-in capital	51,363	—	51,363
Retained earnings	12,839	(551)	12,288
TOTAL STOCKHOLDERS' EQUITY	62,845	(551)	62,294
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,782	$171	$89,953

Condensed Consolidated Statements of Operations for Three Months Ended September 30, 2021

	As Previously Reported	Restatement Adjustments	As Restated
REVENUES	$13,915	$—	$13,915
Cost of revenues	10,494	722	11,216
GROSS PROFIT	3,421	(722)	2,699
Selling, general and administrative	4,200	—	4,200
Depreciation and amortization	218	—	218
OPERATING LOSS	(997)	(722)	(1,719)
OTHER INCOME (EXPENSE)
Interest expense	(56)	—	(56)
Income associated with derivative instrument	7	—	7
TOTAL OTHER EXPENSE	(49)	—	(49)
LOSS BEFORE INCOME TAXES	(1,046)	(722)	(1,768)
INCOME TAX BENEFIT - Deferred	(256)	(171)	(427)
NET LOSS	$(790)	$(551)	$(1,341)
NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.04)	$(0.04)	$(0.08)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE:
Basic and Diluted	17,879	—	17,879

Condensed Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2021

	As Previously Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(790)	$(551)	$(1,341)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	582	—	582
Bad debt expense	25	—	25
Inventory write-off	—	—	—
Loss on disposal of property, plant and equipment	—	—	—
Stock-based compensation expense	280	—	280
Income associated with derivative instrument	(7)	—	(7)
Deferred tax benefit	(256)	(171)	(427)
Changes in operating assets and liabilities:		—
Accounts receivable	(134)	—	(134)
Inventory	(1,151)	—	(1,151)
Prepaid and other assets	(305)	—	(305)
Accounts payable and accrued liabilities	(116)	722	606
Contract asset and contract liability	(1,179)	—	(1,179)
NET CASH USED IN OPERATING ACTIVITIES	(3,051)	—	(3,051)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(47)	—	(47)
Additions to intangible assets	(18)	—	(18)
NET CASH USED IN INVESTING ACTIVITIES	(65)	—	(65)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	—	—
Proceeds from issuance of common stock, net	16,771	—	16,771
Proceeds from long-term debt	—	—	—
Repayments of long-term debt	(206)	—	(206)
Payments on financing lease liabilities	(54)	—	(54)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,511	—	16,511
NET INCREASE IN CASH	13,395	—	13,395
CASH, beginning of period	27,767	—	27,767
CASH, end of period	$41,162	—	$41,162
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$170	—	$170
Interest paid on long-term debt	$58	—	$58
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$20	—	$20

Previously reported amounts for revenue, total cash flows from operating activities, and net changes in cash and cash equivalents are not affected by the adjustments described above. In addition, the condensed consolidated statements of stockholders' equity for the three-months ended September 30, 2021 and impacted disclosures have been restated to give effect to the correction.

In connection with the restatement described above, the Company also identified an immaterial error in Note 9 relating to the disclosure of the number of stock options excluded from the computation of diluted income (loss) per share because their effect would be anti-dilutive. The number of stock options excluded from the computation was originally reported as 0 and 25,000 for the three months ended September 30, 2021 and 2020, respectively, and should have been 685,000 and 1,112,000, respectively. The amount for the three months ended September 30, 2021 has been corrected in connection with the restatement described above, and the amount for the three months ended September 30, 2020 has been revised for comparability purposes.

Effects of COVID-19

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 24.2% and 26.0%, respectively. During the three months ended September 30, 2021 and 2020, the effective tax rate is based on the statutory federal tax rate of 21% as well as an approximated state income tax rate net of the federal benefit.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share amounts):

	Three-Months Ended September 30,
	2021	2020
	(As restated)
Net loss as reported	$(1,341)	$(293)

Weighted average common shares outstanding	17,879	16,391
Effect of dilutive stock options	—	—
Weighted average diluted common shares outstanding	17,879	16,391

Net loss per common share
Basic and Diluted	$(0.08)	$(0.02)
Employee stock options excluded from computation of dilutive income (loss) per share amounts because their effect would be anti-dilutive	685	1,112

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

Restatement of Previously Reported Condensed Consolidated Financial Statements
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statement as of and for the period ended September 30, 2021. For additional information and a detailed discussion of the restatement, see Note 2, Basis of Presentation - Restatement of Previously Reported Condensed Consolidated Financial Statements.

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

	Three-Months Ended September 30,
	2021	%	2020	%
	(As restated)
Revenues	$13,915	100.0%	$13,151	100.0%
Cost of revenues	11,216	80.6%	9,528	72.5%
Gross profit	2,699	19.4%	3,623	27.5%
SG&A expense	4,200	30.2%	3,788	28.8%
Depreciation and amortization	218	1.6%	204	1.6%
Operating Loss	(1,719)	(12.4)%	(369)	(2.8)%
Total other expense	(49)	(0.4)%	(27)	(0.2)%
Loss before income taxes	(1,768)	(12.7)%	(396)	(3.0)%
Income tax benefit	(427)	(3.1)%	(103)	(0.8)%
Net Loss	$(1,341)	(9.6)%	$(293)	(2.2)%

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

Cost of revenues for the three months ended September 30, 2021 of $11.2 million was 80.6% of revenues. Cost of revenues for the three months ended September 30, 2020 of $9.5 million was 72.5% of revenues. The gross margin for the three months ended September 30, 2021 of 19.4% decreased compared to the gross margin for the three months ended September 30, 2020 of 27.5%. Gross margin was negatively impacted by the timing of flu and COVID-19 related mailback returns.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2021 and 2020 were $4.2 million and $3.8 million, respectively. The increase in SG&A expense was due primarily to continued investment in sales and marketing and to a $0.2 million increase in the accrual of management incentive compensation.

The Company reported operating loss and loss before income taxes of $1.7 million and $1.8 million, respectively, for the three months ended September 30, 2021 as compared to operating loss and loss before income taxes of $0.4 million in the prior year period. Operating loss and loss before income taxes increased primarily due to lower gross profit and increased SG&A expense (discussed above).

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 24.2% and 26.0%, respectively.

The Company reported a net loss of $1.3 million for the three months ended September 30, 2021 as compared to a net loss of $0.3 million for the prior year period. Net loss increased due to the increase in the operating loss (discussed above).

The Company reported basic and diluted loss per share of $(0.08) for the three months ended September 30, 2021 as compared to basic and diluted loss per share of $(0.02) for the prior year period. Basic and diluted loss per share increased due to the increase in net loss (discussed above).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” ("Disclosure Controls") as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO, CFO and CAO, of the effectiveness of the design and operation of our Disclosure Controls as of September 30, 2021 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this Evaluation, the CEO, CFO and CAO concluded that our Disclosure Controls were not effective as of September 30, 2021 as a result of the material weakness described below.

We identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Subsequent to the issuance of the condensed consolidated financial statements as of and for the period ended September 30, 2021, the Company identified errors in the accounting for freight costs associated with immunization related mailbacks returned for treatment, which resulted in a restatement of the Company's condensed consolidated financial statements for the quarterly periods ended September 30, 2021 and December 31, 2021. As a result of the restatement, we determined that we have a material weakness in our internal control over financial reporting relating to the ineffective operation of management's control over the recording of such costs as services were being rendered.

Until this material weakness is remediated, there is a reasonable possibility it could result in misstatements of accounts or disclosures that would result in a material misstatement of the condensed consolidated financial statements that would not be prevented or detected.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of September 30, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Changes in Internal Control

During the three months ended September 30, 2021, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control system over financial reporting, subject to remediation discussed above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal proceedings and litigation in the ordinary course of business.  In the opinion of management, the outcome of such matters is not anticipated to have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

ITEM 1A. RISK FACTORS

Risks Related to the Restatement of Previously Reported Condensed Consolidated Financial Statements and Material
Weakness in our Internal Control

We have restated our condensed consolidated financial statements for several prior periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, and our reputation with our customers, which may result in stockholder litigation and may reduce customer confidence in our ability to complete new opportunities.

We have restated our Quarterly Report on Form 10-Q as of and for the periods ended September 30, 2021 and December 31, 2021. The restatement of our previously reported condensed consolidated financial statements primarily reflects the correction of certain errors, which resulted from an incorrect application of GAAP. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our common stock, may result in stockholder litigation, may make it more difficult for us to raise capital on acceptable terms, if at all, and may negatively impact our reputation with our customers and cause customers to place new orders with other companies.

We have identified a material weakness in our internal control over financial reporting, which did, and could continue to, if not remediated, adversely effect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of September 30, 2021 due to the existence of a material weakness in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.

Although we have initiated remediation measures to address the identified weakness, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2021 for the Company’s risk factors. During the period ended September 30, 2021, there have been no changes to the Company's risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 6. EXHIBITS

(a)	Exhibits:

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.3	Certification of Chief Accounting Officer in accordance with Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer in accordance with Section 906 of the Sarbanes-Oxley Act (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	XBRL Taxonomy Extension Linkbase Document (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 11, 2022	By: /s/ PAT MULLOY
Pat Mulloy
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 11, 2022	By: /s/ ERIC T. BAUER
Eric T. Bauer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 11, 2022	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)