Form 10-Q/A
period 2021-12-31
SHARPS COMPLIANCE CORP
filed 2022-05-12
CIK 898770

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

For the convenience of the reader, we have included all items in this Amendment which supersedes in its entirety the Original Form 10-Q. Prior to the filing of this Amendment No. 1, we have filed the amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2021.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	December 31,	June 30,
	2021	2021
	(As restated)
ASSETS
CURRENT ASSETS
Cash	$36,001	$27,767
Accounts receivable, net	13,047	9,738
Inventory	6,821	6,114
Contract asset	18	20
Prepaid and other current assets	1,895	1,459
TOTAL CURRENT ASSETS	57,782	45,098
PROPERTY, PLANT AND EQUIPMENT, net	11,155	10,843
OPERATING LEASE RIGHT OF USE ASSET	9,073	8,353
FINANCING LEASE RIGHT OF USE ASSET, net	980	907
INVENTORY, net of current portion	957	989
OTHER ASSETS	154	110
GOODWILL	7,996	6,735
INTANGIBLE ASSETS, net	2,772	2,239
DEFERRED TAX ASSET, net	403	157
TOTAL ASSETS	$91,272	$75,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,592	$2,922
Accrued liabilities	5,108	3,940
Operating lease liability	2,457	2,368
Financing lease liability	189	160
Current maturities of long-term debt	480	735
Contract liability	5,062	7,028
TOTAL CURRENT LIABILITIES	16,888	17,153
CONTRACT LIABILITY, net of current portion	408	1,461
OPERATING LEASE LIABILITY, net of current portion	6,752	6,118
FINANCING LEASE LIABILITY, net of current portion	804	741
OTHER LIABILITIES	23	45
LONG-TERM DEBT, net of current portion	3,172	3,329
TOTAL LIABILITIES	28,047	28,847
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 19,542,858 and 17,454,859 shares issued, respectively and 19,247,243 and 17,159,244 shares outstanding, respectively	197	176
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	51,712	34,333
Retained earnings	12,870	13,629
TOTAL STOCKHOLDERS' EQUITY	63,225	46,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,272	$75,431
The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended December 31,
	2021	2020
	(As restated)
REVENUES	$18,878	$17,011
Cost of revenues	13,449	11,374
GROSS PROFIT	5,429	5,637
Selling, general and administrative	4,388	3,756
Depreciation and amortization	236	205
OPERATING INCOME	805	1,676
OTHER INCOME (EXPENSE)
Interest income	14	—
Interest expense	(58)	(47)
Income associated with derivative instrument	27	10
TOTAL OTHER EXPENSE	(17)	(37)
INCOME BEFORE INCOME TAXES	788	1,639
INCOME TAX EXPENSE
Current	25	64
Deferred	181	347
TOTAL INCOME TAX EXPENSE	206	411
NET INCOME	$582	$1,228
NET INCOME PER COMMON SHARE - Basic and Diluted	$0.03	$0.07
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	19,245	16,497
Diluted	19,400	16,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Six-Months Ended December 31,
	2021	2020
	(As restated)
REVENUES	$32,793	$30,162
Cost of revenues	24,665	20,902
GROSS PROFIT	8,128	9,260
Selling, general and administrative	8,588	7,544
Depreciation and amortization	454	409
OPERATING INCOME (LOSS)	(914)	1,307
OTHER INCOME (EXPENSE)
Interest income	14	—
Interest expense	(114)	(79)
Income associated with derivative instrument	34	15
TOTAL OTHER EXPENSE	(66)	(64)
INCOME (LOSS) BEFORE INCOME TAXES	(980)	1,243
INCOME TAX EXPENSE (BENEFIT)
Current	25	64
Deferred	(246)	244
TOTAL INCOME TAX EXPENSE (BENEFIT)	(221)	308
NET INCOME (LOSS)	$(759)	$935
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$(0.04)	$0.06
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	18,562	16,444
Diluted	18,562	16,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, September 30, 2021, as restated	19,524,859	$197	(295,615)	$(1,554)	$51,363	$12,288	$62,294
Stock-based compensation	—	—	—	—	349	—	349
Issuance of restricted stock	17,999	—	—	—	—	—	—
Net income, as restated	—	—	—	—	—	582	582
Balances, December 31, 2021, as restated	19,542,858	$197	(295,615)	$(1,554)	$51,712	$12,870	$63,225

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, September 30, 2020	16,718,103	$169	(295,615)	$(1,554)	$30,589	$468	$29,578
Exercise of stock options	18,000	—	—	—	86	—	86
Stock-based compensation	—	—	—	—	140	—	140
Issuance of restricted stock	63,599	1	—	—	(1)	—	—
Net income	—	—	—	—	—	1,228	1,228
Balances, December 31, 2020	16,799,702	$170	(295,615)	$(1,554)	$30,814	$1,696	$31,126

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2021	17,454,859	$176	(295,615)	$(1,554)	$34,333	$13,629	$46,584
Issuance of common stock pursuant to secondary offering, net	2,070,000	21	—	—	16,750	—	16,771
Stock-based compensation	—	—	—	—	629	—	629
Issuance of restricted stock	17,999	—	—	—	—	—	—
Net loss, as restated	—	—	—	—	—	(759)	(759)
Balances, December 31, 2021, as restated	19,542,858	$197	(295,615)	$(1,554)	$51,712	$12,870	$63,225

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
Exercise of stock options	68,531	1	—	—	310	—	311
Stock-based compensation	—	—	—	—	302	—	302
Issuance of restricted stock	63,599	1	—	—	(1)	—	—
Net income	—	—	—	—	—	935	935
Balances, December 31, 2020	16,799,702	$170	(295,615)	$(1,554)	$30,814	$1,696	$31,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six-Months Ended December 31,
	2021	2020
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(759)	$935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,166	923
Bad debt expense	44	100
Inventory write-off	1	24
Loss on disposal of property, plant and equipment	—	1
Stock-based compensation expense	629	302
Income associated with derivative instrument	(34)	(15)
Deferred tax expense (benefit)	(246)	244
Changes in operating assets and liabilities:
Accounts receivable	(3,288)	(1,597)
Inventory	(676)	355
Prepaid and other assets	(480)	488
Accounts payable and accrued liabilities	1,649	160
Contract asset and contract liability	(3,017)	1,050
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,011)	2,970
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(761)	(2,023)
Payments for business acquisition, net of cash acquired	(2,181)	—
Additions to intangible assets	(74)	(62)
NET CASH USED IN INVESTING ACTIVITIES	(3,016)	(2,085)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	311
Proceeds from issuance of common stock, net	16,771	—
Proceeds from long-term debt	—	961
Repayments of long-term debt	(412)	(347)
Payments on financing lease liabilities	(98)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,261	925
NET INCREASE IN CASH	8,234	1,810
CASH, beginning of period	27,767	5,416
CASH, end of period	$36,001	$7,226
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$177	$(261)
Interest paid on long-term debt	$116	$80
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$(143)	$(263)

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

Restatement of Previously Reported Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of and for the period ended December 31, 2021, the Company identified errors in the accounting for freight costs associated with immunization related mailbacks returned for treatment. The Company's management and the Audit Committee of the Company's Board of Directors concluded that it is appropriate to restate the unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2021 and December 31, 2021.

The following tables reflect the restatement adjustments recorded in connection with the Company's restatement of its condensed consolidated financial statements.

Condensed Consolidated Balance Sheet as of December 31, 2021

	As Previously Reported	Restatement Adjustment	As Restated
ASSETS
CURRENT ASSETS
Cash	$36,001	$—	$36,001
Accounts receivable, net	13,047	—	13,047
Inventory	6,821	—	6,821
Contract asset	18	—	18
Prepaid and other current assets	1,857	38	1,895
TOTAL CURRENT ASSETS	57,744	38	57,782
PROPERTY, PLANT AND EQUIPMENT, net	11,155	—	11,155
OPERATING LEASE RIGHT OF USE ASSET	9,073	—	9,073
FINANCING LEASE RIGHT OF USE ASSET, net	980	—	980
INVENTORY, net of current portion	957	—	957
OTHER ASSETS	154	—	154
GOODWILL	7,996	—	7,996
INTANGIBLE ASSETS, net	2,772	—	2,772
DEFERRED TAX ASSET, net	—	403	403
TOTAL ASSETS	$90,831	$441	$91,272
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,592	$—	$3,592
Accrued liabilities	3,208	1,900	5,108
Operating lease liability	2,457	—	2,457
Financing lease liability	189	—	189
Current maturities of long-term debt	480	—	480
Contract liability	5,062	—	5,062
TOTAL CURRENT LIABILITIES	14,988	1,900	16,888
CONTRACT LIABILITY, net of current portion	408	—	408
OPERATING LEASE LIABILITY, net of current portion	6,752	—	6,752
FINANCING LEASE LIABILITY, net of current portion	804	—	804
OTHER LIABILITIES	23	—	23
DEFERRED TAX LIABILITY, net	53	(53)	—
LONG-TERM DEBT, net of current portion	3,172	—	3,172
TOTAL LIABILITIES	26,200	1,847	28,047
COMMITMENTS AND CONTINGENCIES		—
STOCKHOLDERS' EQUITY
Common Stock, $0.01 par value	197	—	197
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	—	(1,554)
Additional paid-in capital	51,712	—	51,712
Retained earnings	14,276	(1,406)	12,870
TOTAL STOCKHOLDERS' EQUITY	64,631	(1,406)	63,225
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,831	$441	$91,272

Condensed Consolidated Statements of Operations for Three Months Ended December 31, 2021

	As Previously Reported	Restatement Adjustments	As Restated
REVENUES	$18,878	$—	$18,878
Cost of revenues	12,271	1,178	13,449
GROSS PROFIT	6,607	(1,178)	5,429
Selling, general and administrative	4,388	—	4,388
Depreciation and amortization	236	—	236
OPERATING INCOME (LOSS)	1,983	(1,178)	805
OTHER INCOME (EXPENSE)
Interest income	14	—	14
Interest expense	(58)	—	(58)
Income associated with derivative instrument	27	—	27
TOTAL OTHER EXPENSE	(17)	—	(17)
INCOME (LOSS) BEFORE INCOME TAXES	1,966	(1,178)	788
INCOME TAX EXPENSE (BENEFIT)
Current	63	(38)	25
Deferred	466	(285)	181
TOTAL INCOME TAX EXPENSE (BENEFIT)	529	(323)	206
NET INCOME (LOSS)	$1,437	$(855)	$582
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.07	$(0.04)	$0.03
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME PER COMMON SHARE:
Basic	19,245	—	19,245
Diluted	19,400	—	19,400

Condensed Consolidated Statements of Operations for Six Months Ended December 31, 2021

	As Previously Reported	Restatement Adjustments	As Restated
REVENUES	$32,793	$—	$32,793
Cost of revenues	22,765	1,900	24,665
GROSS PROFIT	10,028	(1,900)	8,128
Selling, general and administrative	8,588	—	8,588
Depreciation and amortization	454	—	454
OPERATING INCOME (LOSS)	986	(1,900)	(914)
OTHER INCOME (EXPENSE)
Interest income	14	—	14
Interest expense	(114)	—	(114)
Income associated with derivative instrument	34	—	34
TOTAL OTHER EXPENSE	(66)	—	(66)
INCOME (LOSS) BEFORE INCOME TAXES	920	(1,900)	(980)
INCOME TAX EXPENSE (BENEFIT)
Current	63	(38)	25
Deferred	210	(456)	(246)
TOTAL INCOME TAX EXPENSE (BENEFIT)	273	(494)	(221)
NET INCOME (LOSS)	$647	$(1,406)	$(759)
NET INCOME (LOSS) PER COMMON SHARE - Basic and Diluted	$0.03	$(0.07)	$(0.04)
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	18,562	—	18,562
Diluted	18,656	(94)	18,562

Condensed Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2021

	As Previously Reported	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$647	$(1,406)	$(759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,166	—	1,166
Bad debt expense	44	—	44
Inventory write-off	1	—	1
Loss on disposal of property, plant and equipment	—	—	—
Stock-based compensation expense	629	—	629
Income associated with derivative instrument	(34)	—	(34)
Deferred tax expense (benefit)	210	(456)	(246)
Changes in operating assets and liabilities:		—
Accounts receivable	(3,288)	—	(3,288)
Inventory	(676)	—	(676)
Prepaid and other assets	(442)	(38)	(480)
Accounts payable and accrued liabilities	(251)	1,900	1,649
Contract asset and contract liability	(3,017)	—	(3,017)
NET CASH USED IN OPERATING ACTIVITIES	(5,011)	—	(5,011)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(761)	—	(761)
Payments for business acquisition, net of cash acquired	(2,181)	—	(2,181)
Additions to intangible assets	(74)	—	(74)
NET CASH USED IN INVESTING ACTIVITIES	(3,016)	—	(3,016)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	—	—
Proceeds from issuance of common stock, net	16,771	—	16,771
Proceeds from long-term debt	—	—	—
Repayments of long-term debt	(412)	—	(412)
Payments on financing lease liabilities	(98)	—	(98)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,261	—	16,261
NET INCREASE IN CASH	8,234	—	8,234
CASH, beginning of period	27,767	—	27,767
CASH, end of period	$36,001	—	$36,001
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$177	—	$177
Interest paid on long-term debt	$116	—	$116
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property, plant and equipment financed through accounts payable	$(143)	—	$(143)

Previously reported amounts for revenue, total cash flows from operating activities, and net changes in cash and cash equivalents are not affected by the adjustments described above. In addition, the condensed consolidated statements of stockholders' equity for the three-months and six-months ended December 31, 2021 and impacted disclosures have been restated to give effect to the correction.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the six months ended December 31, 2021 and 2020 was 22.6% and 24.8%, respectively. During the six months ended December 31, 2021 and 2020, the effective tax rate is based on the statutory federal tax rate of 21% as well as an approximated state income tax rate net of the federal benefit.

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

Effective January 24, 2022, the Company entered into a lease agreement for 27,318 square feet of additional warehouse space in Houston, Texas. This lease extends through January 23, 2027. The blended base rent for the first year of the Term is $5.76 per square foot with subsequent annual increases of 2.5%. The future minimum lease payments for the extended lease will be an additional $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million for the twelve months ended December 31, 2022, 2023, 2024, 2025, 2026, and 2027, respectively.

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

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share amounts):

	Three-Months Ended December 31,		Six-Months Ended December 31,
	2021	2020	2021	2020
	(As restated)		(As restated)
Net income (loss) as reported	$582	$1,228	$(759)	$935

Weighted average common shares outstanding	19,245	16,497	18,562	16,444
Effect of dilutive stock options	155	432	—	431
Weighted average diluted common shares outstanding	19,400	16,929	18,562	16,875

Net income (loss) per common share
Basic and Diluted	$0.03	$0.07	$(0.04)	$0.06
Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	269	—	739	25

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

Restatement of Previously Reported Condensed Consolidated Financial Statements
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Financial Statement as of and for the periods ended September 30, 2021 and December 31, 2021. For additional information and a detailed discussion of the restatement, see Note 2, Basis of Presentation - Restatement of Previously Reported Condensed Consolidated Financial Statements.

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

	Three-Months Ended December 31,				Six-Months Ended December 31,
	2021	%	2020	%	2021	%	2020	%
	(As restated)				(As restated)
Revenues	$18,878	100.0%	$17,011	100.0%	$32,793	100.0%	$30,162	100.0%
Cost of revenues	13,449	71.2%	11,374	66.9%	24,665	75.2%	20,902	69.3%
Gross profit	5,429	28.8%	5,637	33.1%	8,128	24.8%	9,260	30.7%
SG&A expense	4,388	23.2%	3,756	22.1%	8,588	26.2%	7,544	25.0%
Depreciation and amortization	236	1.3%	205	1.2%	454	1.4%	409	1.4%
Operating Income (Loss)	805	4.3%	1,676	9.9%	(914)	(2.8)%	1,307	4.3%
Total other expense	(17)	(0.1)%	(37)	(0.2)%	(66)	(0.2)%	(64)	(0.2)%
Income (loss) before income taxes	788	4.2%	1,639	9.6%	(980)	(3.0)%	1,243	4.1%
Income tax expense (benefit)	206	1.1%	411	2.4%	(221)	(0.7)%	308	1.0%
Net Income (Loss)	$582	3.1%	$1,228	7.2%	$(759)	(2.3)%	$935	3.1%

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

Cost of revenues for the three months ended December 31, 2021 of $13.4 million was 71.2% of revenues. Cost of revenues for the three months ended December 31, 2020 of $11.4 million was 66.9% of revenues. The gross margin for the three months ended December 31, 2021 of 28.8% decreased compared to the gross margin for the three months ended December 31, 2020 of 33.1%. Gross margin was negatively impacted by the timing of flu and COVID-19 related mailback returns.

Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2021 and 2020 were $4.4 million and $3.8 million, respectively. The increase in SG&A is related primarily to $0.2 million in acquisition related costs, a $0.2 million increase in the accrual of management incentive compensation and continued investment in sales and marketing.

The Company reported operating income and income before income taxes of $0.8 million for the three months ended December 31, 2021 as compared to operating income and income before income taxes of $1.7 million and $1.6 million, respectively, in the prior year period. Operating income and income before income taxes decreased primarily due to lower gross profit (discussed above).

The Company’s effective tax rate for the three months ended December 31, 2021 and 2020 was 26.1% and 25.1%, respectively.

The Company reported net income of $0.6 million for the three months ended December 31, 2021 as compared to a net income of $1.2 million for the prior year period. Net income decreased due to the decrease in the operating income (discussed above).

The Company reported basic and diluted income per share of $0.03 for the three months ended December 31, 2021, and basic and diluted income per share of $0.07 for the prior year period.

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

Cost of revenues for the six months ended December 31, 2021 of $24.7 million was 75.2% of revenues. Cost of revenues for the six months ended December 31, 2020 of $20.9 million was 69.3% of revenues. The gross margin for the six months ended December 31, 2021 of 24.8% decreased compared to gross margin for the six months ended December 31, 2020 of 30.7%. Gross margin was negatively impacted by the timing of flu and COVID-19 related mailback returns.

SG&A expense for the six months ended December 31, 2021 and 2020 was $8.6 million and $7.5 million, respectively. SG&A expense increased 14% related to $0.2 million in acquisition related costs, a $0.5 million increase in the accrual of management incentive compensation and the Company’s continued investments in sales and marketing.

The Company reported operating loss of $0.9 million for the six months ended December 31, 2021 compared to operating income of $1.3 million for the six months ended December 31, 2020. Operating income decreased due to lower gross profit and higher SG&A expense (discussed above).

The Company reported loss before income taxes of $1.0 million for the six months ended December 31, 2021 versus income before income taxes of $1.2 million for the six months ended December 31, 2020. Income before income taxes decreased due to the decrease in operating income (discussed above).

The Company’s effective tax rate for the six months ended December 31, 2021 and 2020 was 22.6% and 24.8%, respectively.

The Company reported net loss of $0.8 million for the six months ended December 31, 2021 compared to net income of $0.9 million for the six months ended December 31, 2020. Net income decreased due to the decrease in income before taxes (discussed above).

The Company reported basic and diluted loss per share of $0.04 for the six months ended December 31, 2021 versus basic and diluted income per share of $0.06 for the six months ended December 31, 2020. Basic and diluted income per share decreased due to the decrease in net income (discussed above).

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

Cash Flows from Operating Activities - Cash flow from operating activities was negatively impacted by the decrease in contract liabilities of $3.0 million, an increase in accounts receivable of $3.3 million and by the net loss of $0.8 million.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” (“Disclosure Controls”) as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO, CFO and CAO, of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2022 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this evaluation, the CEO, CFO and CAO concluded that our Disclosure Controls were not effective as of December 31, 2021 as a result of the material weakness described below.

We identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Subsequent to the issuance of the condensed consolidated financial statements as of and for the period ended December 31, 2021, the Company identified errors in the accounting for freight costs associated with immunization related mailbacks returned for treatment, which resulted in a restatement of the Company's condensed consolidated financial statements for the quarterly periods ended September 30, 2021 and December 31, 2021. As a result of the restatement, we determined that we have a material weakness in our internal control over financial reporting relating to the ineffective operation of management's control over the recording of such costs as services were being rendered.

Until this material weakness is remediated, there is a reasonable possibility it could result in misstatements of accounts or disclosures that would result in a material misstatement of the condensed consolidated financial statements that would not be prevented or detected.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of December 31, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

We have concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the existence of a material weakness in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.

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