Form 10-Q
period 2022-03-31
SHARPS COMPLIANCE CORP
filed 2022-05-12
CIK 898770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

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

As of May 10, 2022, there were 19,430,063 outstanding shares of the Registrant's common stock, par value $0.01 per share.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	March 31,	June 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$26,744	$27,767
Accounts receivable, net	14,790	9,738
Inventory	6,979	6,114
Contract asset	16	20
Prepaid and other current assets	3,446	1,459
TOTAL CURRENT ASSETS	51,975	45,098
PROPERTY, PLANT AND EQUIPMENT, net	11,786	10,843
OPERATING LEASE RIGHT OF USE ASSET	12,424	8,353
FINANCING LEASE RIGHT OF USE ASSET, net	932	907
INVENTORY, net of current portion	987	989
OTHER ASSETS	325	110
GOODWILL	10,216	6,735
INTANGIBLE ASSETS, net	4,541	2,239
DEFERRED TAX ASSET, net	150	157
TOTAL ASSETS	$93,336	$75,431
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,090	$2,922
Accrued liabilities	4,104	3,940
Operating lease liability	2,872	2,368
Financing lease liability	189	160
Current maturities of long-term debt	307	735
Contract liability	4,285	7,028
TOTAL CURRENT LIABILITIES	14,847	17,153
CONTRACT LIABILITY, net of current portion	523	1,461
OPERATING LEASE LIABILITY, net of current portion	9,701	6,118
FINANCING LEASE LIABILITY, net of current portion	756	741
OTHER LIABILITIES	—	45
LONG-TERM DEBT, net of current portion	3,095	3,329
TOTAL LIABILITIES	28,922	28,847
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value per share; 40,000,000 shares authorized; 19,725,678 and 17,454,859 shares issued, respectively and 19,430,063 and 17,159,244 shares outstanding, respectively	199	176
Treasury stock, at cost, 295,615 shares repurchased	(1,554)	(1,554)
Additional paid-in capital	53,186	34,333
Retained earnings	12,583	13,629
TOTAL STOCKHOLDERS' EQUITY	64,414	46,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,336	$75,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Three-Months Ended March 31,
	2022	2021
REVENUES	$17,579	$27,528
Cost of revenues	12,601	14,129
GROSS PROFIT	4,978	13,399
Selling, general and administrative	4,713	4,181
Depreciation and amortization	272	216
OPERATING INCOME (LOSS)	(7)	9,002
OTHER INCOME (EXPENSE)
Interest income	16	—
Interest expense	(53)	(55)
Income associated with derivative instrument	44	26
TOTAL OTHER INCOME (EXPENSE)	7	(29)
INCOME BEFORE INCOME TAXES	—	8,973
INCOME TAX EXPENSE
Current	34	1,083
Deferred	253	1,040
TOTAL INCOME TAX EXPENSE	287	2,123
NET INCOME (LOSS)	$(287)	$6,850
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.01)	$0.41
Diluted	$(0.01)	$0.40
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	19,412	16,556
Diluted	19,412	17,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per-share data)

	Nine-Months Ended March 31,
	2022	2021

REVENUES	$50,372	$57,690
Cost of revenues	37,266	35,031
GROSS PROFIT	13,106	22,659
Selling, general and administrative	13,301	11,725
Depreciation and amortization	726	625
OPERATING INCOME (LOSS)	(921)	10,309
OTHER INCOME (EXPENSE)
Interest income	30	—
Interest expense	(167)	(134)
Income associated with derivative instrument	78	41
TOTAL OTHER EXPENSE	(59)	(93)
INCOME (LOSS) BEFORE INCOME TAXES	(980)	10,216
INCOME TAX EXPENSE
Current	59	1,147
Deferred	7	1,284
TOTAL INCOME TAX EXPENSE	66	2,431
NET INCOME (LOSS)	$(1,046)	$7,785
NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.06)	$0.47
Diluted	$(0.06)	$0.46
WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER COMMON SHARE:
Basic	18,842	16,481
Diluted	18,842	16,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2021	19,542,858	$197	(295,615)	$(1,554)	$51,712	$12,870	$63,225
Issuance of stock, acquisition	164,821	2	—	—	1,086	—	1,088
Stock-based compensation	—	—	—	—	388	—	388
Issuance of restricted stock	17,999	—	—	—	—	—	—
Net loss	—	—	—	—	—	(287)	(287)
Balances, March 31, 2022	19,725,678	$199	(295,615)	$(1,554)	$53,186	$12,583	$64,414

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2020	16,799,702	$170	(295,615)	$(1,554)	$30,814	$1,696	$31,126
Exercise of stock options	72,750	1	—	—	313	—	314
Stock-based compensation	—	—	—	—	530	—	530
Issuance of restricted stock	9,581	—	—	—	—	—	—
Net income	—	—	—	—	—	6,850	6,850
Balances, March 31, 2021	16,882,033	$171	(295,615)	$(1,554)	$31,657	$8,546	$38,820

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2021	17,454,859	$176	(295,615)	$(1,554)	$34,333	$13,629	$46,584
Issuance of common stock pursuant to secondary offering, net	2,070,000	21	—	—	16,750	—	16,771
Stock-based compensation	—	—	—	—	1,017	—	1,017
Issuance of stock, acquisition	164,821	2	—	—	1,086	—	1,088
Issuance of restricted stock	35,998	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,046)	(1,046)
Balances, March 31, 2022	19,725,678	$199	(295,615)	$(1,554)	$53,186	$12,583	$64,414

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2020	16,667,572	$168	(295,615)	$(1,554)	$30,203	$761	$29,578
Exercise of stock options	141,281	2	—	—	623	—	625
Stock-based compensation	—	—	—	—	832	—	832
Issuance of restricted stock	73,180	1	—	—	(1)	—	—
Net income	—	—	—	—	—	7,785	7,785
Balances, March 31, 2021	16,882,033	$171	(295,615)	$(1,554)	$31,657	$8,546	$38,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,046)	$7,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,820	1,445
Bad debt expense	79	141
Inventory write-off	19	76
Loss on disposal of property, plant and equipment	—	1
Stock-based compensation expense	1,017	832
Income associated with derivative instrument	(67)	(41)
Deferred tax expense	7	1,284
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(4,914)	(11,767)
Inventory	(882)	1,260
Prepaid and other assets	(2,127)	885
Accounts payable and accrued liabilities	7	846
Contract asset and contract liability	(3,677)	4,721
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,764)	7,468
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,576)	(2,566)
Payments for business acquisitions, net of cash acquired	(5,533)	—
Additions to intangible assets	(111)	(79)
NET CASH USED IN INVESTING ACTIVITIES	(7,220)	(2,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	625
Proceeds from issuance of common stock, net	16,771	—
Proceeds from long-term debt	—	961
Repayments of long-term debt	(516)	(545)
Payments on financing lease liabilities	(148)	(64)
Payments of debt issuance costs	(146)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,961	977
NET INCREASE (DECREASE) IN CASH	(1,023)	5,800
CASH, beginning of period	27,767	5,416
CASH, end of period	$26,744	$11,216
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid, net of refunds	$187	$(210)
Interest paid on long-term debt	$171	$120
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition	$1,088	$—
Property, plant and equipment financed through accounts payable	$215	$(295)
Purchase of previously leased property, plant and equipment financed with note payable	$—	$873

The accompanying notes are an integral part of these condensed consolidated financial statements.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BACKGROUND

Organization: The accompanying unaudited condensed consolidated financial statements include the financial transactions and accounts of Sharps Compliance Corp. and its wholly owned subsidiaries, Sharps Compliance, Inc. of Texas (dba Sharps Compliance, Inc.), Sharps e-Tools.com Inc. (“Sharps e-Tools”), Sharps Manufacturing, Inc., Sharps Environmental Services, Inc. (dba Sharps Environmental Services of Texas, Inc.), Sharps Safety, Inc., Alpha Bio/Med Services LLC, Bio-Team Mobile LLC, Citiwaste, LLC, Sharps Properties, LLC, Affordable Medical Waste LLC and Midwest Medical Waste, Inc. (collectively, “Sharps” or the “Company”). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and with instructions to Form 10-Q and, accordingly, do not include all information and footnotes required under generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. Additionally, the preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts. In the opinion of management, these interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 2022, the results of its operations for the three and nine months ended March 31, 2022 and 2021, cash flows for the nine months ended March 31, 2022 and 2021, and stockholders’ equity for the three and nine months ended March 31, 2022 and 2021. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The components of revenues by solution which reflect a disaggregation of revenue by contract type are as follows (in thousands):

	Three-Months Ended March 31,
	2022	% Total	2021	% Total
REVENUES BY SOLUTION:
Mailbacks	$9,476	53.9%	$20,893	75.9%
Route-based pickup services	4,044	23.0%	3,597	13.1%
Unused medications	2,098	12.0%	2,078	7.5%
Third party treatment services	180	1.0%	76	0.3%
Other (1)	1,781	10.1%	884	3.2%
Total revenues	$17,579	100.0%	$27,528	100.0%

	Nine-Months Ended March 31,
	2022	% Total	2021	% Total
REVENUES BY SOLUTION:
Mailbacks	28,294	56.2%	$37,507	64.9%
Route-based pickup services	10,794	21.4%	10,244	17.8%
Unused medications	6,592	13.1%	6,152	10.7%
Third party treatment services	265	0.5%	390	0.7%
Other (1)	4,427	8.8%	3,397	5.9%
Total revenues	$50,372	100.0%	$57,690	100.0%
(1)The Company’s other products include IV poles, accessories, containers, asset return boxes and other miscellaneous items with single performance obligations.

Vendor Managed Inventory ("VMI") - The VMI program includes terms that meet the “bill and hold” criteria and as such are recognized when the order is placed, title has transferred, there are no acceptance provisions and amounts are segregated in the Company’s warehouse for the customer. During the three and nine months ended March 31, 2022, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $1.1 million and $2.9 million, respectively. During the three and nine months ended March 31, 2021, the Company recorded billings from inventory builds that are held in VMI under these service agreements of $0.3 million and $3.8 million, respectively. As of March 31, 2022 and June 30, 2021, $4.4 million and $3.7 million, respectively, of solutions sold through that date were held in VMI pending fulfillment or shipment to patients of pharmaceutical manufacturers who offer these solutions to patients in an ongoing patient support program.

The contract asset is related to VMI service agreements within the maibacks contract type category when the revenue recognition exceeds the amount of consideration the Company was entitled to at the point in time of satisfying the performance obligation associated with the sale of the compliance and container system. The contract liability is related to the mailbacks and unused medications contract type categories in which cash consideration exceeds the transaction price allocated to completed performance obligations. The amount recognized during the nine months ended March 31, 2022 and 2021 related to contract liabilities recorded as of June 30, 2021 and 2020 were $6.4 million and $2.4 million, respectively.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, guidance for credit losses of financial instruments was issued, which requires entities to measure credit losses for financial assets measured at amortized cost and certain other instruments based on expected losses rather than incurred losses. The provisions of the new guidance are effective for annual periods beginning after December 15, 2022 (effective July 1, 2023 for the Company), including interim periods within the reporting period, and early application is permitted. The Company is in the initial stages of evaluating the impact of the new guidance on its consolidated financial statements and related disclosures as well as evaluating the available transition methods. The Company will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

NOTE 5 – INCOME TAXES

The Company’s effective tax rate for the nine months ended March 31, 2022 and 2021 was (6.7)% and 23.8%, respectively. During the nine months ended March 31, 2022, the estimated annual effective tax rate was 4.4%, and the primary components of the rate were federal tax at the statutory rate of 21%, the tax effect of non-deductible expenses and the impact of state income taxes. Tax expense for the current year to date period also includes $0.1 million of discrete items such as return to provision adjustments and the tax effects of stock-based compensation and as such have been excluded from the Company’s estimated annual effective tax rate. During the nine months ended March 31, 2021, the effective tax rate was based on the statutory federal tax rate of 21% as well as an approximated state income tax rate net of the federal benefit.

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

During the three and nine months ended March 31, 2022 and 2021, lease cost amounts, which reflect the fixed rent expense associated with operating and financing leases, are as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2022	2021	2022	2021
Lease cost (1) - fixed rent expense:
Operating lease cost included in:
Cost of revenues	$739	$613	$2,063	$1,805
Selling, general and administrative	106	107	328	333
Financing lease cost included in:
Cost of revenues (amortization expense)	48	19	137	54
Interest expense	8	4	23	12
Total	$901	$743	$2,551	$2,204

(1) Short-term lease cost and variable lease cost were not significant during the period.

During the nine months ended March 31, 2022 and 2021, the Company had the following cash and non-cash activities associated with leases (in thousands):

	Nine-Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflow for operating leases	$2,372	$2,080
Non-cash changes to the Operating ROU Asset and Operating Lease Liability
Additions and modifications to ROU asset obtained from new operating lease liabilities	$6,263	$2,382
Additions to ROU asset obtained from new financing lease liabilities	$179	$314

As of March 31, 2022, the weighted average remaining lease term for all operating and financing leases is 5.40 years and 4.83 years, respectively. The weighted average discount rate associated with operating and financing leases as of March 31, 2022 is 3% for each.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The future payments due under operating leases as of March 31, 2022 is as follows (in thousands):

Future payments due in the twelve months ended March 31,	Operating lease	Financing lease
2023	$3,239	$216
2024	2,970	215
2025	2,653	215
2026	1,733	202
2027	849	159
Thereafter	2,233	28
Total undiscounted lease payments	13,677	1,035
Less effects of discounting	(1,104)	(90)
Lease liability recognized	$12,573	$945

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

On March 18, 2022, certain wholly owned subsidiaries of the Company amended and restated its existing Credit and Loan Agreements with its existing commercial bank ("Credit Agreement"). The Credit Agreement expands the facility available to the Company, extends the maturity date of the Credit Agreement from December 28, 2023 to March 18, 2027 and increases the maximum Cash Flow Leverage Ratio from 3.00 to 3.50. The Credit Agreement provides for a $36.0 million committed credit facility. The proceeds of the credit facility may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $1.0 million) and general corporate purposes that can be increased to $10.0 million upon the Company’s request, and (ii) $30.0 million for acquisitions. The Company paid a facility fee of $0.1 million upon execution of the Credit Agreement. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the end of a three-year advancing period. Borrowings bear interest at the greater of (a) zero percent or (b) the SOFR AVG 30 Day in Advance ("SOFR30A") plus a credit spread adjustment of 0.10% and a margin of 2.5%. The interest rate as of March 31, 2022 was approximately 2.85%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility.

The Credit Agreement also aggregated certain debt agreements previously executed by the Company with its existing commercial agreement, changing the interest rate but retaining the original maturity and monthly payment requirements as shown below including:

•Equipment loan which is secured by equipment at the Texas Treatment Facility.
•Real estate loan which is secured by the Company’s real estate investment at the Texas Treatment Facility.
•Real estate loan which is secured by property in Pennsylvania which had previously been leased by the Company for its operations.

Each of these agreements bears interest at rates consistent with the Credit Agreement. At March 31, 2022 and June 30, 2021, long-term debt consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Acquisition loan, monthly payments of $43; matured March 2022	$—	$431
Equipment loan, monthly payments of $17; maturing August 2024, net of debt issuance costs of $31	682	830
Real estate loans, monthly payments of $9; maturing August 2024 and January 2026	2,720	2,803
Total long-term debt	3,402	4,064
Less: current portion	307	735
Long-term debt, net of current portion	$3,095	$3,329

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has availability under the Credit Agreement of $35.3 million ($5.3 million for the working capital and $30.0 million for acquisitions) as of March 31, 2022 with the option to extend the availability up to $40.0 million. The Company has $0.7 million in letters of credit outstanding as of March 31, 2022.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.5 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement also contains customary events of default which, if incurred, may terminate the agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreement. The Company was in compliance with all the financial covenants under the Credit Agreement as of March 31, 2022.

Payments due on long-term debt subsequent to March 31, 2022 are as follows (in thousands):

Twelve Months Ending March 31,
2023	$307
2024	$320
2025	$2,111
2026	$695
$3,433

NOTE 8 – STOCK-BASED COMPENSATION

Stock-based compensation cost for options and restricted stock awarded to employees and directors is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Contingently issued awards with a requisite service period that precedes the grant date are measured and recognized at the start of the requisite service period and remeasured each reporting period until the grant date. Total stock-based compensation expense for the three and nine months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2022	2021	2022	2021
Stock-based compensation expense included in:
Cost of revenues	$19	$—	$33	$—
Selling, general and administrative	369	530	984	832
Total	$388	$530	$1,017	$832

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following information is necessary to calculate earnings per share for the periods presented (in thousands, except per-share amounts):

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2022	2021	2022	2021
Net income (loss) as reported	$(287)	$6,850	$(1,046)	$7,785

Weighted average common shares outstanding	19,412	16,556	18,842	16,481
Effect of dilutive stock options	—	631	—	497
Weighted average diluted common shares outstanding	19,412	17,187	18,842	16,978

Net income (loss) per common share
Basic	$(0.01)	$0.41	$(0.06)	$0.47
Diluted	$(0.01)	$0.40	$(0.06)	$0.46
Employee stock options excluded from computation of dilutive income per share amounts because their effect would be anti-dilutive	924	—	924	—

NOTE 10 - EQUITY TRANSACTIONS

During the three and nine months ended March 31, 2022 and 2021, respectively, stock options to purchase shares of the Company's common stock were exercised as follows:

	Three-Months Ended March 31,		Nine-Months Ended March 31,
	2022	2021	2022	2021

Options exercised	—	72,750	—	141,281
Proceeds (in thousands)	$—	$314	$—	$625
Average exercise price per share	$—	$4.32	$—	$4.42

As of March 31, 2022, there was $1.1 million and $0.8 million of stock compensation expense related to non-vested options and non-vested restricted stock awards, respectively, which is expected to be recognized over weighted average periods of 2.49 years for each.

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

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – INVENTORY

The components of inventory are as follows (in thousands):

	March 31, 2022	June 30, 2021
Raw materials	$2,530	$2,040
Finished goods	5,436	5,063
Total inventory	7,966	7,103
Less: current portion	6,979	6,114
Inventory, net of current portion	$987	$989

The current portion of inventory includes amounts which the Company expects to sell in the next twelve month period based on historical sales.

NOTE 12 - ACQUISITIONS

Affordable Medical Waste LLC

On October 22, 2021, the Company acquired Affordable Medical Waste LLC, a route-based provider of medical waste solutions with about 500 route-based customer locations in the Midwest, primarily in Indiana, for $2.2 million, net of cash acquired of $0.1 million, paid in cash from funds on hand. This tuck-in acquisition enhances the Company's presence in the Midwest and improves route density in the service area.

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

Midwest Medical Waste, Inc.

On February 4, 2022, the Company acquired Midwest Medical Waste, Inc., a route-based provider of medical waste management solutions with about 600 locations in Kansas for a total purchase price of $4.4 million, net of cash acquired of $0.3 million. The purchase price consisted of 25% in Company stock (164,821 shares of the Company's stock valued at $1.1 million (the "Common Stock Consideration")) and 75% in cash, paid from funds on hand. The issuance of the Common Stock Consideration was not registered under the Securities Act of 1933, as amended, and was issued pursuant to an exemption from the registration requirements thereunder.

SHARPS COMPLIANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following amounts represent the fair value of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$152
Other current assets	75
Fixed assets	140
Intangibles	1,940
Goodwill	2,220
Accounts payable and accrued liabilities	(87)
Total purchase price, net of cash acquired	$4,440

Intangibles is primarily comprised of amounts allocated to customer relationships in the amount of $1.9 million. The fair value of the fixed assets were determined using the market approach (level 2 inputs) whereas the fair value of the customer relationships was determined using the income approach (level 3 inputs).

Acquisitions in General

During the three and nine months ended March 31, 2022, the Company incurred $0.2 million and $0.4 million, respectively, of acquisition related expenses for investment banking, legal and accounting fees which are included within selling, general and administrative expenses on our condensed consolidated statements of operations. The results of operations of the acquired business have been included in the condensed consolidated statements of operations from the date of acquisition.

Pro forma results of operations for Affordable Medical Waste LLC and Midwest Medical Waste, Inc., are not presented because the pro forma effects were not material to the Company's consolidated results of operations, either individually or in the aggregate. The goodwill recorded for the acquisition will be deductible for income taxes.

The goodwill recognized for the acquisitions is attributable to expected revenue synergies generated by the integration of our products and services with those acquisitions and cost synergies resulting from the consolidation or elimination of certain functions.

NOTE 13 - SUBSEQUENT EVENTS

On April 4, 2022, the Company announced that it appointed W. Patrick Mulloy as President and Chief Executive Officer. Mr. Mulloy, a director of the Company since February 2021, succeeded David P. Tusa, who resigned from the role effective April 1, 2022 to pursue other endeavors. In connection with his appointment, Mr. Mulloy was granted: a Sign-On Bonus of $100,000, a Restricted Stock Award of 20,000 shares of the Company’s common stock and an option to purchase 20,000 shares of the Company’s common stock. The Restricted Stock Award and option vest over a period of four years. Under a Separation and Release Agreement executed on April 1, 2022, Mr. Tusa received: (i) a cash payment of $600,000 in exchange for cancellation of his employment agreement dated July 14, 2003, (ii) acceleration of the vesting of all unvested stock options (202,400 shares with value of approximately $0.4 million) held by Mr. Tusa and (iii) continuation certain benefits for up to 18 months including medical and dental insurance, automobile lease and automobile insurance with value of less than $0.1 million.

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

Impact Relating to COVID-19 and the Company’s Continuation of Its Infrastructure Build Out
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including how it will impact our customers, employees, suppliers, vendors, business partners and distribution channels. While we did not incur significant disruptions during the three and nine months ended March 31, 2022 from COVID-19, we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental, business or other actions (which could include limitations on our operations or mandates to provide products or services), impacts on our supply chain, the effect on customer demand or changes to our operations. The health of our workforce, and our ability to meet staffing needs in our route-based, treatment and distribution operations and other critical functions cannot be predicted and is vital to our operations.
The Company has taken precautions to ensure the safety of its employees including remote working options for certain corporate office employees, while at the same time remaining active as a leading national provider of comprehensive medical waste solutions, bringing uninterrupted essential support to its customers and the healthcare industry. For example, the Company increased its route-based drivers, plant and operations personnel by ten percent (10%) in advance of the COVID-19 pandemic to make sure that its operations and servicing of customers would not be adversely affected by the potential absence of employees due to COVID-19. The Company also temporarily increased the pay for its front-line operations personnel and drivers during the pandemic. As continued staffing shortages were experienced by both the Company and in the US, during the three months ended March 31, 2022, the Company increased operational staffing as well as wages to ensure our continued ability to provide uninterrupted service to our customers.
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
On a broader note, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending and other unanticipated consequences remain unknown. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, suppliers and other business partners. However, any material adverse effect on these parties could adversely impact our results of operations, cash flows and financial conditions. External effects from the COVID-19 pandemic began at the end of the third quarter of 2020 and did not have a material adverse impact on the three and nine months ended March 31, 2022 results. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with customers, employees and business partners and assessing potential impacts to our financial position and operating results, as well as adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, please see Item 1A, Risk factors in the Company's annual report on form 10-K for the year ended June 30, 2021.

RESULTS OF OPERATIONS

The following analyzes changes in the condensed consolidated operating results and financial condition of the Company during the three and nine months ended March 31, 2022 and 2021. The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations (dollars in thousands and percentages expressed as a percentage of revenues, unaudited):

	Three-Months Ended March 31,				Nine-Months Ended March 31,
	2022	%	2021	%	2022	%	2021	%
Revenues	$17,579	100.0%	$27,528	100.0%	$50,372	100.0%	$57,690	100.0%
Cost of revenues	12,601	71.7%	14,129	51.3%	37,266	74.0%	35,031	60.7%
Gross profit	4,978	28.3%	13,399	48.7%	13,106	26.0%	22,659	39.3%
SG&A expense	4,713	26.8%	4,181	15.2%	13,301	26.4%	11,725	20.3%
Depreciation and amortization	272	1.5%	216	0.8%	726	1.4%	625	1.1%
Operating Income (Loss)	(7)	—%	9,002	32.7%	(921)	(1.8)%	10,309	17.9%
Total other income (expense)	7	—%	(29)	(0.1)%	(59)	(0.1)%	(93)	(0.2)%
Income (loss) before income taxes	—	—%	8,973	32.6%	(980)	(1.9)%	10,216	17.7%
Income tax expense	287	1.6%	2,123	7.7%	66	0.1%	2,431	4.2%
Net Income (Loss)	$(287)	(1.6)%	$6,850	24.9%	$(1,046)	(2.1)%	$7,785	13.5%

THREE MONTHS ENDED MARCH 31, 2022 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Total revenues for the three months ended March 31, 2022 of $17.6 million decreased compared to the total revenues for the three months ended March 31, 2021 of $27.5 million. The decrease in revenue is mainly due to decreased billings in the Retail market partially offset by increases in billings in the Pharmaceutical Manufacturer, Professional and Home Health Care markets.The net decrease in billings is partially offset by product returns on sales in prior periods net of current year deferred revenue. The components of billings by market are as follows (in thousands, unaudited):

	Three-Months Ended March 31,
	2022	2021	Variance
BILLINGS BY MARKET:
Professional	$5,492	$4,606	$886
Retail	4,575	21,714	(17,139)
Home Health Care	2,786	2,299	487
Pharmaceutical Manufacturer	2,503	567	1,936
Long-Term Care	876	973	(97)
Government	517	642	(125)
Environmental	180	76	104
Other	166	131	35
Subtotal	17,095	31,008	(13,913)
GAAP Adjustment *	484	(3,480)	3,964
Revenue Reported	$17,579	$27,528	$(9,949)

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

The components of billings by solution are as follows (in thousands except for percentages expressed as a percentage of total billings, unaudited):

	Three-Months Ended March 31,
	2022	% Total	2021	% Total
BILLINGS BY SOLUTION:
Mailbacks	$8,992	52.5%	$24,373	78.5%
Route-based pickup services	4,044	23.7%	3,597	11.6%
Unused medications	2,098	12.3%	2,078	6.7%
Third party treatment services	180	1.1%	76	0.2%
Other (1)	1,781	10.4%	884	3.0%
Total billings	17,095	100.0%	31,008	100.0%
GAAP adjustment (2)	484		(3,480)
Revenue reported	$17,579		$27,528

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

The net decrease in billings was mainly attributable to decreased billings in the Retail ($17.1 million) market partially offset by increased billings in the Pharmaceutical Manufacturer ($1.9 million), Professional ($0.9 million) and Home Health Care ($0.5 million) markets for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Retail market billings decreased 79% to $4.6 million in the third quarter of fiscal 2022 as compared to $21.7 million in the same prior year period. Within the retail market, immunization related orders were down significantly at $2.9 million in the third quarter of fiscal 2022 compared to $20.2 million in the same period prior year. Immunization activity in the third quarter of 2021 was very strong related to the initial availability of the COVID-19 vaccine to the broader public in the U.S. Compared to the pre-COVID third quarter of fiscal 2020, retail market billings increased 98%, or $2.3 million, reflecting an increase in immunization and testing related orders of over 350% from $0.7 million in the third quarter of fiscal 2020. Pharmaceutical Manufacturer market billings increased 341% to $2.5 million in the third quarter of fiscal 2022 as compared to $0.6 million in the same prior year period due to the timing of inventory builds for patient support programs. Professional market billings increased 19% to $5.5 million in the third quarter of fiscal 2022 as compared to $4.6 million in the same prior year period consistent with the increase in route-based customer locations. Home Health Care market billings increased 21% to $2.8 million in the third quarter of fiscal 2022 as compared to $2.3 million in the same prior year period, driving most of the $0.9 million increase in billings for other (non-mailback) solutions.

Billings for Mailbacks decreased 63% to $9.0 million as compared to $24.4 million in the prior year period and represented 53% of total billings due to the decrease in immunization related sales noted above partially offset by an increase in Pharmaceutical Manufacturer market billings. Route-Based Pickup Services billings increased 12% to $4.0 million as compared to $3.6 million in the prior year period and represented 24% of total billings. Billings for Unused Medications remained flat at $2.1 million in the third quarter of fiscal 2022 as compared to same prior year period. Within the Unused Medications category, MedSafe billings increased 19% to $1.5 million from $1.2 million in the prior year period, consistent with a 20% increase in MedSafe liners shipped and a 19% increase in MedSafe liners returned for processing. The increase in MedSafe billings was mostly offset by a decrease in TakeAway envelope sales due to higher-than-normal sales in the prior year quarter.

Cost of revenues for the three months ended March 31, 2022 of $12.6 million was 71.7% of revenues. Cost of revenues for the three months ended March 31, 2021 of $14.1 million was 51.3% of revenues. The gross margin for the three months ended March 31, 2022 of 28.3% decreased compared to the gross margin for the three months ended March 31, 2021 of 48.7% due to lower revenues as well as higher costs related to: hiring additional operating personnel to meet increased demand, which required increased wages to match market conditions and higher fuel costs associated with our route-based business. During the quarter, the Company implemented a number of customer price increases designed to cover the increase in costs of our solutions and services, however, such increases were not yet fully reflected in revenue during the third quarter of fiscal 2022. We expect that the full impact of our customer price increases will mitigate the recurring cost increases going forward.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 and 2021 were $4.7 million and $4.2 million, respectively. The increase in SG&A is related primarily to $0.2 million in acquisition related costs, $0.1 million in management transition costs and continued investment in sales and marketing.

The Company reported near break even operating income and income before income taxes for the three months ended March 31, 2022 as compared to operating income and income before income taxes of $9.0 million in the prior year period. Operating income and income before income taxes decreased primarily due to lower gross profit and higher SG&A expenses (discussed above).

The Company reported tax expense of $0.3 million for the three months ended March 31, 2022 with no income before taxes. In addition to federal and state income taxes, tax expense for the three months ended March 31, 2022 includes the tax effect of non-deductible expenses as well as approximately $0.1 million of discrete items such as return to provisions adjustments and the tax effects of stock-based compensation.The Company’s effective tax rate for the three months ended March 31, 2021 was 23.7%.

The Company reported net loss of $0.3 million for the three months ended March 31, 2022 as compared to a net income of $6.9 million for the prior year period. Net income decreased due to lower operating income (discussed above).

The Company reported basic and diluted loss per share of $0.01 for the three months ended March 31, 2022 and basic and diluted income per share of $0.41 and $0.40, respectively for the prior year period.

NINE MONTHS ENDED MARCH 31, 2022 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2021

Total revenues for the nine months ended March 31, 2022 of $50.4 million decreased by $7.3 million, or 12.7%, compared to total revenues for the nine months ended March 31, 2021 of $57.7 million. The decrease in revenue is mainly due to decreased billings in the Retail, Long-Term Care and Home Health Care markets partially offset by increases in billings in the Professional market. The net decrease in revenue from lower billings is partially offset by product returns on sales in prior periods net of current year deferred revenue. The components of billings by market are as follows (in thousands, unaudited):

	Nine-Months Ended March 31,
	2022	2021	Variance
BILLINGS BY MARKET:
Professional	$15,208	$13,277	$1,931
Retail	14,807	31,500	(16,693)
Home Health Care	6,753	7,479	(726)
Pharmaceutical Manufacturer	4,900	4,808	92
Long-Term Care	2,406	3,342	(936)
Government	1,788	1,654	134
Environmental	265	390	(125)
Other	692	452	240
Subtotal	46,819	62,902	(16,083)
GAAP Adjustment *	3,553	(5,212)	8,765
Revenue Reported	$50,372	$57,690	$(7,318)

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

The components of billings by solution are as follows (in thousands):

	Nine-Months Ended March 31,
	2022	% Total	2021	% Total
BILLINGS BY SOLUTION:
Mailbacks	$24,741	52.7%	$42,719	67.9%
Route-based pickup services	10,794	23.1%	10,244	16.3%
Unused medications	6,592	14.1%	6,152	9.8%
Third party treatment services	265	0.6%	390	0.6%
Other (1)	4,427	9.5%	3,397	5.4%
Total billings	46,819	100.0%	62,902	100.0%
GAAP adjustment (2)	3,553		(5,212)
Revenue reported	$50,372		$57,690

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

The decrease in billings was mainly due to decreased billings in the Retail ($16.7 million), Long-Term Care ($0.9 million) and Home Health Care ($0.7 million) markets partially offset by an increase in Professional ($1.9 million) market billings. Retail market billings decreased 53% to $14.8 million as compared to $31.5 million in the same prior year period due to flu shot/COVID-19 related orders decreasing $17.3 million related to lower immunization and testing activity in the current year. Long-Term Care market billings decreased 28% to $2.4 million as compared to $3.3 million in the same prior year period primarily due to heightened volumes of COVID-19 related waste management in the prior year, most of which impacted the route-based business customer billings. Home Health Care market billings decreased 10% to $6.8 million as compared to $7.5 million in the same prior year period due to the timing of distributor orders. Professional market billings increased 15% to $15.2 million as compared to $13.3 million in the same prior year period consistent with the increase in route-based customer locations.

Billings for Mailbacks decreased 42% to $24.7 million as compared to $42.7 million in the prior year period and represented 53% of total billings due to the decrease in immunization related sales described above. The 5% increase in route-based pickup revenue to $10.8 million was negatively impacted by heightened volumes of COVID-19 related waste management in the prior year in long-term care of about $0.6 million and in the professional market for labs of about $0.2 million. Route-based revenue generated by our acquired businesses accounted for $0.6 million of revenue. Excluding the prior year COVID-19 bump and the positive impact of the acquired businesses, organic route-based business increased 9%, consistent with the growth in organic customer locations of 13%. Unused medications billings increased 7% to $6.6 million as compared to $6.2 million in the first nine months of fiscal 2021. Within unused medications, MedSafe billings increased 20% to $4.7 million consistent with a 27% increase in MedSafe liners shipped and a 26% increase in MedSafe liners returned for processing.

Cost of revenues for the nine months ended March 31, 2022 of $37.3 million was 74.0% of revenues. Cost of revenues for the nine months ended March 31, 2021 of $35.0 million was 60.7% of revenues. Gross margin decreased for the nine months ended March 31, 2022 to 26.0% compared to gross margin for the nine months ended March 31, 2021 of 39.3% due to lower revenue and higher costs related to: hiring additional operating personnel to meet increased demand, which required increased wages to match market conditions and higher fuel costs associated with our route-based business. During the third quarter of fiscal 2022, the Company implemented a number of customer price increases designed to cover the increase in costs of our solutions and services, however, such increases were not yet fully reflected in revenue during the period. We expect that the full impact of our customer price increases will mitigate the recurring cost increases going forward.

SG&A expense for the nine months ended March 31, 2022 and 2021 was $13.3 million and $11.7 million, respectively. SG&A expense increased 13% related to $0.4 million in acquisition related costs, $0.1 million in management transition costs and a $0.4 million increase in the accrual of management incentive compensation and the Company’s continued investments in sales and marketing.

The Company reported operating loss of $0.9 million for the nine months ended March 31, 2022 compared to operating income of $10.3 million for the nine months ended March 31, 2021. Operating loss increased due to lower gross margin and higher SG&A expense (discussed above).

The Company reported loss before income taxes of $1.0 million for the nine months ended March 31, 2022 versus income before income taxes of $10.2 million for the nine months ended March 31, 2021. Loss before income taxes increased due to the increase in operating loss (discussed above).

The Company’s effective tax rate for the nine months ended March 31, 2022 and 2021 was (6.7)% and 23.8%, respectively. In addition to federal and state income taxes, tax expense for the nine months ended March 31, 2022 includes the tax effect of non-deductible expenses as well as approximately $0.1 million of discrete items such as return to provisions adjustments and the tax effects of stock-based compensation.

The Company reported net loss of $1.0 million for the nine months ended March 31, 2022 compared to net income of $7.8 million for the nine months ended March 31, 2021. Net loss increased due to the increase in loss before taxes (discussed above).

The Company reported basic and diluted loss per share of $0.06 for the nine months ended March 31, 2022 versus basic and diluted income per share of $0.47 and $0.46, respectively for the nine months ended March 31, 2021. Basic and diluted loss per share increased due to the increase in net loss (discussed above).

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
•As continued staffing shortages were experienced by both the Company and in the U.S., during the three months ended March 31, 2022, the Company increased operational staffing as well as wages to ensure our continued ability to provide uninterrupted service to our customers.

To date, external effects from the COVID-19 pandemic did not have a material adverse impact on the Company's financial position and results of operations for the year ended June 30, 2021 or the three and nine month periods ended March 31, 2022. The full extent of the future impacts of COVID-19 on the Company's operations is uncertain. A prolonged outbreak could have a material adverse impact on the financial results and business operations of the Company. To date, the Company has not identified any material adverse impact of COVID-19 on its financial position and results of operations.

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

•From July 2015 and July 2016, the Company acquired three route-based pickup service companies, which strengthened the Company's position in the Northeast. Through a combination of acquisition and organic growth, the Company now offers route-based pickup services in a thirty-seven (37) state region of the South, Southeast, Southwest, Midwest and Northeast portions of the United States. To facilitate operational efficiencies, the Company has opened transfer stations and offices in strategic locations. The Company directly serves more than 18,647 customer locations with route-based pickup services. With the addition of these route-based pickup regions and the network of medical and hazardous waste service providers servicing the entire U.S., the Company offers customers a blended product portfolio to effectively manage multi-site and multi-sized locations, including those that generate larger quantities of waste. The network has had a significant positive impact on our pipeline of sales opportunities - over 60% of this pipeline is attributable to opportunities providing comprehensive waste management service offerings where both the mailback and pickup service are integrated into the offering. In October 2021, the Company acquired a route-based provider of medical waste solutions with about 500 locations in the Midwest, primarily in Indiana. In February 2022, the Company acquired a route-based provider of medical waste management solutions with about 600 locations in Kansas.

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

•The Company’s financial position with a cash balance of $26.7 million (used for working capital needs), debt of $3.4 million and additional availability under the Credit and Loan Agreements as of March 31, 2022 (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance).

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company's current cash resources (cash on hand and cash flows from operations) will be sufficient to fund operations for at least the next twelve months. Operating cash flows and the capacity from the Credit and Loan Agreements are the Company's primary sources of liquidity.

Cash Flow

Cash flow has historically been primarily influenced by demand for products and services, operating margins and related working capital needs as well as more strategic activities including acquisitions, stock repurchases and fixed asset additions. Cash decreased by $1.0 million to $26.7 million at March 31, 2022 from $27.8 million at June 30, 2021 due to the following:

Cash Flows from Operating Activities - Cash flow from operating activities was negatively impacted by an increase in accounts receivable of $4.9 million, decrease in contract liabilities of $3.7 million and an increase in prepaid and other assets of $2.1 million.
Cash Flows from Investing Activities - Cash flow from investing activities is for normal permitting and capital expenditures for plant and equipment additions of $1.6 million and business acquisitions of Affordable Medical Waste and Midwest Medical Waste for $5.5 million in cash.

Cash Flows from Financing Activities - Cash flow from financing activities provided an increase in cash from proceeds from issuance of common stock, net of underwriting fees and commissions of $16.8 million partially offset by the repayment of debt and debt issuance costs of $0.7 million.

Credit Facility

On March 18, 2022, certain wholly owned subsidiaries of the Company amended and restated its existing Credit and Loan Agreements with its existing commercial bank ("Credit Agreement"). The Credit Agreement expands the facility available to the Company, extends the maturity date of the Credit Agreement from December 28, 2023 to March 18, 2027 and increases the maximum Cash Flow Leverage Ratio from 3.00 to 3.50. The Credit Agreement provides for a $36.0 million committed credit facility. The proceeds of the credit facility may be utilized as follows: (i) $6.0 million for working capital, letters of credit (up to $1.0 million) and general corporate purposes that can be increased to $10.0 million upon the Company’s request and (ii) $30.0 million for acquisitions. The Company paid a facility fee of $0.1 million upon execution of the Credit Agreement. Indebtedness under the Credit Agreement is secured by substantially all of the Company’s assets with advances outstanding under the working capital portion of the credit facility at any time limited to a Borrowing Base (as defined in the Credit Agreement) equal to 80% of eligible accounts receivable plus the lesser of (i) 50% of eligible inventory and (ii) $3.0 million. Advances under the acquisition portion of the credit facility are limited to 75% of the purchase price of an acquired company and convert to a five-year term note at the end of a three-year advancing period. Borrowings bear interest at the greater of (a) zero percent or (b) the SOFR AVG 30 Day in Advance ("SOFR30A") plus a credit spread adjustment of 0.10% and a margin of 2.5%. The interest rate as of March 31, 2022 was approximately 2.85%. The Company pays a fee of 0.25% per annum on the unused amount of the committed credit facility. No amounts were outstanding under the working capital portion of the credit facility at March 31, 2022.

The Credit Agreement also aggregated certain debt agreements previously executed by the Company with its existing commercial agreement, changing the interest rate but retaining the original maturity and monthly payment requirements including:

•Equipment loan which is secured by equipment at the Texas Treatment Facility.
•Real estate loan which is secured by the Company’s real estate investment at the Texas Treatment Facility.
•Real estate loan which is secured by property in Pennsylvania which had previously been leased by the Company for its operations.

Each of these agreements bears interest at rates consistent with the Credit Agreement.

The Company has availability under the Credit Agreement of approximately $35.3 million ($5.3 million for the working capital and $30.0 million for acquisitions) as of March 31, 2022 with the option to extend the availability up to $40.0 million (used to support working capital needs and is constrained due to the impacts additional borrowings might have on our future covenant compliance). The Company also has $0.7 million in letters of credit outstanding as of March 31, 2022.

The Credit Agreement contains affirmative and negative covenants that, among other things, require the Company to maintain a maximum cash flow leverage ratio of no more than 3.5 to 1.0 and a minimum debt service coverage ratio of not less than 1.15 to 1.00. The Credit Agreement also contains customary events of default which, if uncured, may terminate the agreement and require immediate repayment of all indebtedness to the lenders. The leverage ratio covenant may limit the amount available under the agreement. The Company was in compliance with all the financial covenants under the Credit Agreement as of March 31, 2022.

The Company utilizes performance bonds to support operations based on certain state requirements. At March 31, 2022, the Company had performance bonds outstanding covering financial assurance up to $1.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” (“Disclosure Controls”) as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the CEO, CFO and CAO, of the effectiveness of the design and operation of our Disclosure Controls as of March 31, 2022 pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. In designing and evaluating the Disclosure Controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures. Based on this evaluation, the CEO, CFO and CAO concluded that our Disclosure Controls were not effective as of March 31, 2022 as a result of the material weakness discussed below.

We identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Subsequent to the issuance of the condensed consolidated financial statements as of and for the period ended December 31, 2021, the Company identified errors in the accounting for freight costs associated with immunization related mailbacks returned for treatment, which resulted in a restatement of the Company's condensed consolidated financial statements for the quarterly periods ended September 30, 2021 and December 31, 2021. As a result of the restatement, we determined that we have a material weakness in our internal control over financial reporting relating to the inadequate operation of management's control over the recording of such costs as services were being rendered.

Until this material weakness is remediated, there is a reasonable possibility it could result in misstatements of accounts or disclosures that would result in a material misstatement of the condensed consolidated financial statements that would not be prevented or detected.

Notwithstanding the conclusion by our management that our disclosure controls and procedures as of March 31, 2022 were not effective, and notwithstanding the material weakness in our internal control over financial reporting, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows as of and for the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Changes in Internal Control

During the three months ended March 31, 2022, there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect the Company’s internal control system over financial reporting subject to remediation discussed above.

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

We have concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to the existence of a material weakness in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness in our internal control over financial reporting, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

Although we have initiated remediation measures to address the identified weakness, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future.

Refer to Item 1A. Risk Factors in the Company’s annual report on Form 10-K for the year ended June 30, 2021 for the Company’s risk factors. During the period ended March 31, 2022, there have been no additional changes to the Company's risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the acquisition of Midwest Medical Waste, Inc in February 2022, the Company issued 164,821 shares of common stock of the Company (the "Common Stock Consideration"), which constitutes approximately 0.8% of the total outstanding shares of the Company as a portion of the total consideration paid. The issuance of the Common Stock consideration was not registered under the Securities Act of 1933, as amended, and was pursuant to an exemption from registration requirements thereunder.

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

REGISTRANT:
SHARPS COMPLIANCE CORP.

Dated: May 12, 2022	By: /s/ PAT MULLOY
Pat Mulloy
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 12, 2022	By: /s/ ERIC T. BAUER
Eric T. Bauer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 12, 2022	By: /s/ DIANA P. DIAZ
Diana P. Diaz
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)